Form 10-Q
period 1996-06-30
AIRNET SYSTEMS INC
filed 1996-08-14
CIK 1011696

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1996

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number    0-28428


                             AIRNET SYSTEMS, INC.
           ________________________________________________________
            (Exact name of registrant as specified in its charter)

                    Ohio                             31-1458309
       -------------------------------           -------------------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)           Identification No.)

               3939 International Gateway, Columbus, Ohio 43219
            ------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (614) 237-9777
                  -----------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
                  ------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No _X_

Common Shares, $0.01 Par Value,
               Outstanding as of   August 8, 1996 - 12,317,835
                                 -----------------------------

                         Index to Exhibits at page 21
                             Page 1 of 22 Pages.

                             AIRNET SYSTEMS, INC.
                       10-Q Quarter Ended June 30, 1996




PART I:  FINANCIAL INFORMATION

    Item 1  Financial Statements (Unaudited)

            Condensed Balance Sheets as of June 30, 1996 and
            September 30, 1995 .............................................  3

            Condensed Statements of Operations for the three months
            and the nine months ended June 30, 1996 and 1995 ...............  4

            Condensed Statement of Changes in Shareholders' Equity
            for the nine months ended June 30, 1996 ........................  5

            Condensed Statements of Cash Flows for the nine months
            ended June 30, 1996 and 1995 ...................................  6

            Notes to Financial Statements ..................................  7

    Item 2  Management's Discussion and Analysis of Financial Condition
            and Results of Operations ...................................... 14

PART II:   OTHER INFORMATION

    Items 1 through 6 ...................................................... 18

    Signatures ............................................................. 20

                        Part I - Financial Information

                        Item 1 - Financial Statements


                             AIRNET SYSTEMS, INC.

                           CONDENSED BALANCE SHEETS


                                                                   June 30,       September 30,
                                                                     1996             1995
                                                                -------------   ----------------
                                                                 (unaudited)

       ASSETS
Current assets:
  Cash ........................................................   $ 15,225,044    $    238,394
  Accounts receivable:
    Trade, net ................................................      6,820,046       6,057,987
    Shareholders, affiliates and employees ....................         89,944         303,490
  Spare parts and supplies ....................................      4,434,639       3,932,956
  Prepaid expenses ............................................      3,598,953       2,195,115
  Deferred tax asset ..........................................        271,730           --
                                                                  ------------    ------------
Total current assets ..........................................     30,440,356      12,727,942

Net property and equipment ....................................     34,099,841      32,833,612

Other assets:
  Intangibles, net ............................................        554,132       3,418,276
  Deposits ....................................................         51,860          57,060
  Deferred tax asset ..........................................      7,000,000           --
                                                                  ============    ============
Total assets ..................................................   $ 72,146,189    $ 49,036,890
                                                                  ============    ============


       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable ............................................   $  3,838,474    $  3,937,894
  Accrued expenses ............................................      1,375,903         556,778
  Salaries and related liabilities ............................      1,252,822       1,605,619
  Current portion of notes payable ............................          --          5,565,706
                                                                  ------------    ------------
Total current liabilities .....................................      6,467,199      11,665,997

Notes payable, less current portion (Note 5) ..................          --         13,662,633
Deferred tax liability ........................................      2,295,000           --
Deferred compensation .........................................          --          3,238,856

Shareholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares authorized;
    and no shares issued and outstanding ......................          --               --
  Common stock, $.01 par value; 40,000,000 shares
    authorized, 12,317,835 and 5,710,608 shares outstanding ...        123,178          57,106
  Additional paid-in capital ..................................     76,248,800         349,534
  Retained earnings (deficit) .................................    (12,987,988)     20,385,860
  Notes receivable from shareholders ..........................          --           (323,096)
                                                                  ------------    ------------
Total shareholders' equity ....................................     63,383,990      20,469,404

                                                                  ============    ============
Total liabilities and shareholders' equity ....................   $ 72,146,189    $ 49,036,890
                                                                  ============    ============

      See notes to financial statements


                                     -3-




                             AIRNET SYSTEMS, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                                  (unaudited)

                                                                  Three months ended             Nine months ended
                                                                        June 30                       June 30
                                                                  1996           1995            1996          1995
                                                                --------       --------        --------      --------
Revenues
   Air transportation
     Check delivery ......................................   $ 17,068,989    $15,390,684   $ 47,638,659    $43,350,782
     Small package delivery ..............................      2,522,443      2,044,499      6,982,762      6,017,479
   Fixed base operations .................................        296,648        276,587        775,590        795,904
                                                             ------------    -----------   ------------    -----------
Total revenues ...........................................     19,888,080     17,711,770     55,397,011     50,164,165

Costs and expenses
   Air transportation ....................................     12,983,947     11,679,478     37,587,286     34,331,190
   Fixed base operations .................................        316,920        304,640        707,073        750,718
   Selling, general and administrative ...................      2,795,226      3,431,589      8,881,212      9,292,014
                                                             ------------    -----------   ------------    -----------
Total costs and expenses .................................     16,096,093     15,415,707     47,175,571     44,373,922
                                                             ------------    -----------   ------------    -----------
Income from operations ...................................      3,791,987      2,296,063      8,221,440      5,790,243
Interest expense .........................................        302,543        439,920      1,038,710      1,051,291
Offering related non-recurring expenses (Notes 2 and 3) ..     13,704,398          --        13,704,398          --
                                                             ------------    -----------   ------------    -----------
Income (loss) before income taxes ........................    (10,214,954)     1,856,143     (6,521,668)     4,738,952
Tax benefit from operations (Note 4)......................       (414,730)         --          (414,730)         --
Tax provision due to change in tax status (Note 4) .......      2,438,000          --         2,438,000          --
                                                             ============    ===========   ============    ===========
Net income (loss) ........................................   ($12,238,224)   $ 1,856,143   ($ 8,544,938)   $ 4,738,952
                                                             ============    ===========   ============    ===========


Pro forma information (Note 6):
   Historical net income (loss) before taxes .............   ($10,214,954)   $ 1,856,143   ($ 6,521,668)   $ 4,738,952
   Pro forma adjustments other than income taxes .........      1,346,000      2,198,000      4,430,000      5,514,000
                                                             ------------    -----------   ------------    -----------
   Pro forma income (loss) before taxes ..................   ($ 8,868,954)   $ 4,054,143   ($ 2,091,668)   $10,252,952
   Pro forma tax provision on pro forma income
      (loss) from operations (Note 4) ....................        910,833      1,621,657      3,621,747      4,101,181
                                                             ============    ===========   ============    ===========
   Pro forma net income (loss) ...........................   ($ 9,779,787)   $ 2,432,486   ($ 5,713,415)   $ 6,151,771
                                                             ============    ===========   ============    ===========

  Pro forma earnings (loss) per share ....................   ($      1.02)   $       .29   ($       .65)   $       .74
                                                             ============    ===========   ============    ===========

  Weighted average common shares outstanding .............      9,598,399      8,361,359      8,772,201      8,361,359
                                                             ============    ===========   ============    ===========


See notes to financial statements



                             AIRNET SYSTEMS, INC.

            CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                    For the Nine Months Ended June 30, 1996

                                  (unaudited)

                                                  Common Stock                                              Notes
                                         -----------------------------    Additional                      Receivable
                                             Number of                      Paid-in        Retained         From
                                              shares         Amount         Capital        Earnings      Shareholders      Total
                                         -------------   -------------   ------------    ------------    ------------   ------------
Balance October 1, 1995 .................   5,710,608    $     57,106    $    349,534    $ 20,385,860    ($   323,096)  $20,469,404
Net loss ................................       --               --             --         (8,544,938)          --       (8,544,938)
Repayment of notes ......................       --               --             --              --            323,096       323,096
Shareholder distributions ...............       --               --             --         (2,807,806)          --       (2,807,806)
Issuance of common stock,
   net of IPO expenses (Note 2) .........   6,440,000          64,400      82,951,380           --              --       83,015,780
AAA distributions related to
  termination of S Corp status (Note 2)..       --               --             --        (21,000,000)          --      (21,000,000)
Purchase of Donald Wright warrant
  (Note 3) ..............................       --               --       (29,901,785)          --              --      (29,901,785)
Exercise of Jeff Wright warrant (Note 3).     167,227           1,672          (1,472)          --              --              200
Reclassification of undistributed
  S Corp. retained earnings .............       --               --         1,021,104      (1,021,104)          --            --
Tax benefit related to cancellation
  of Donald Wright warrant (Note 3) .....       --               --         7,000,000           --              --        7,000,000
Compensation expense related to
  stock purchase agreements (Note 3) ....       --               --        14,830,039           --              --       14,830,039
                                          ===========    ============    ============    ============    ============   ===========
Balance June 30, 1996 ...................  12,317,835    $    123,178    $ 76,248,800    $(12,987,988)   $          0   $63,383,990
                                          ===========    ============    ============    ============    ============   ===========


See notes to financial statements



                             AIRNET SYSTEMS, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS

                                  (unaudited)

                                                                      Nine Months Ended
                                                                           June 30
                                                                ----------------------------
                                                                     1996          1995
                                                                   --------      --------
Operating activities
Net income (loss) ...........................................   $(8,544,938)    $4,738,952
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Offering related non-recurring, non-cash expenses
     (Note 3) ...............................................     13,704,398          --
    Depreciation and amortization ...........................     6,385,770      5,430,000
    Amortization of intangibles .............................       305,782        326,926
    Deferred taxes ..........................................     2,023,270          --
    Provision for losses on accounts receivable .............        27,000         45,000
    Deferred compensation ...................................       445,147         51,587
    Loss (gain) on disposition of assets ....................       (23,645)        17,157
    Changes in operating assets and liabilities:
      Accounts receivable ...................................      (575,513)       422,017
      Spare parts and supplies ..............................      (501,683)      (302,865)
      Prepaid expenses ......................................    (1,403,838)      (212,972)
      Accounts payable ......................................       (99,420)       898,286
      Accrued expenses ......................................       819,125          3,937
      Salaries and related liabilities ......................      (352,797)       170,952
      Other, net ............................................         5,200         49,100
                                                                -----------    -----------
Net cash provided by operating activities ...................    12,213,858     11,638,077


Investing activities
Purchase of property and equipment - net ....................    (7,628,354)   (11,878,964)
                                                                -----------    -----------
Net cash used in investing activities .......................    (7,628,354)   (11,878,964)


Financing activities
Proceeds from issuance of common stock ......................    83,015,980          --
Proceeds from shareholder notes receivable ..................       323,096         41,287
Net proceeds (repayment) of borrowings under the
  revolving credit facility .................................    (7,525,000)     1,025,000
Repayment of long-term debt .................................   (14,451,339)    (7,984,281)
Proceeds from the issuance of long-term debt ................     2,748,000     10,140,000
Distributions to shareholders ...............................   (23,807,806)    (3,235,610)
Purchase of Donald Wright warrant ...........................   (29,901,785)         --
                                                                -----------    -----------
Net cash provided (used) in financing activities ............    10,401,146        (13,604)
                                                                -----------    -----------
Net increase (decrease) in cash .............................    14,986,650       (254,491)
Cash at beginning of period .................................       238,394        257,419
                                                                ===========    ===========
Cash at end of period .......................................   $15,225,044    $     2,928
                                                                ===========    ===========

See notes to financial statements

                                     -6-

                             AIRNET SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Basis of Presentation

     AirNet Systems, Inc. (the Company), formerly New Creations, Inc., operates a fully integrated national air transportation network which provides delivery service for time-critical shipments for customers in the U.S. banking industry and other industries. The Company also offers retail aviation fuel sales and related ground services for customers in Columbus, Ohio. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the September 30, 1995 financial statements of AirNet Systems, Inc. contained in the prospectus dated May 30, 1996 relating to the Company's initial public offering.

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of interim periods. Operating results for the nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending September 30, 1996.


2.   Initial Public Offering

     On May 29, 1996, the registration statement related to the Company's initial public offering was declared effective by the SEC and its stock began trading on the NASDAQ national market system on May 31, 1996. Pursuant to the terms of the offering, on June 5, 1996, the Company issued 5,600,000 shares of common stock which were sold at $14.00 per share.

     On June 11, 1996, the over-allotment option in connection with the offering was exercised, pursuant to which the Company issued an additional 840,000 shares at $14.00 per share. The net proceeds of the offering were $83,848,800 before deducting expenses of $833,020.

     Prior  to  the  public   offering,   the  Company  made   $21,000,000  in
distributions to the S Corporation shareholders for undistributed earnings associated with the Company's S Corporation status (referred to as AAA distributions). These distributions were made through the Company's issuance of promissory notes to such shareholders, which were subsequently paid off with the offering proceeds.


3.  Offering Related Transactions

     Termination of Stock Purchase Agreements

     On April 1, 1994, the Company entered into stock purchase agreements with seven executive officers, in which these officers purchased an aggregate of 1,484,908 shares of common stock for an aggregate purchase price of $364,000, paid through the delivery of promissory notes. Upon completion of the public offering, the stock purchase agreements were terminated and the seven officers repaid the balances due on the notes totaling approximately $283,856, which resulted in a decrease in notes receivable and a corresponding increase in cash.

     In addition, as a result of the termination of the stock purchase agreements, the Company incurred a non-recurring, non-cash charge of $14,830,039, which increased paid-in capital. The charge is not tax deductible and represents a portion of the $21,000,000 of AAA distributions to the seven officers not previously recorded as compensation expense plus the difference between the net offering price and the net book value of the 1,484,908 shares of stock held by the officers at the termination date of the agreements. This distribution of undistributed earnings to the former S Corporation shareholders also eliminated a $1,654,328 deferred compensation liability related to the stock purchase agreements and resulted in a non-recurring, non-cash reduction of expense in the statement of operations.


     Termination of Deferred Compensation Agreements

     Prior to the offering, the Company entered into deferred compensation agreements with certain executive officers, pursuant to which the Company was obligated to pay these officers deferred compensation equal to a percentage of the increase on the Company's net book value. Upon completion of the offering, the officers agreed to terminate the agreements and forgave the remaining balances totaling $2,029,675 due to them. This transaction resulted in a decrease of the deferred compensation liability and a non-recurring, non-cash reduction of expense in the statement of operations.

        Termination of the Wright Agreement and Purchase of Warrants

     In 1988, the Company purchased Wright International Express, Inc. (WIE). In consideration for the agreement of WIE and Donald Wright not to compete with the Company, the Company entered into the Wright Agreement. The Wright Agreement, as amended, required annual payments tied to the cash flows and the debt to equity ratio of the Company, to Donald Wright and certain designees. In addition, the Company issued a warrant to Donald Wright to purchase 2,483,537 shares of common stock and a warrant to Jeffrey Wright (Donald Wright's son) to purchase 167,227 shares of common stock. Both warrants were exercisable upon the closing of a public offering. Upon the closing of the public offering, the Company purchased the Donald Wright warrant for $29,901,785 and canceled the warrant. Gerald G. Mercer, the Company's Chairman and Chief Executive Officer, purchased the Jeffrey Wright warrant for $2,013,413 and exercised it subsequent to the completion of the public offering.

     In connection with the repurchase and cancellation of the Donald Wright Warrant and the corresponding tax treatment, the Company has recognized a related tax benefit asset estimated to be approximately $7,000,000. The benefit from this asset will be realized as cash savings by offsetting future tax liabilities. The tax benefit will have no effect on the Company's current or future statement of operations. The benefit has been reflected as additional paid-in capital on the balance sheet.

     Upon cancellation of the Donald Wright warrant, the Wright Agreement was also terminated in its entirety and no further payments will be made. In addition, the remaining net book value of a covenant not to compete totaling $2,558,362, which was recorded at the inception of the Wright Agreement, was written-off, resulting in a non-recurring, non-cash expense.

        Statement of Operations Impact of Offering Related Transactions

The following is a summary of the offering related transactions and their effect on the statement of operations for the three and nine months ended June 30, 1996:

                                                                          Increase /
                                                                        (Decrease) to
                                                                           Income
                                                                      -----------------
Compensation expense related to the stock purchase agreements            $(14,830,039)
Write-off of Wright Agreement covenant not to compete                      (2,558,362)
Elimination of deferred compensation liability related to the
stock purchase agreements                                                   1,654,328
Elimination of the liability for the deferred compensation
agreements                                                                  2,029,675
                                                                       =================
                                                                         $(13,704,398)
                                                                       =================


4.   Income Taxes and Pro forma Income Taxes

     Prior to the Company's initial public offering, its income was taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, which provides that in lieu of corporate income taxes, the shareholders of the S Corporation are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income tax has been included in historical financial statements prior to May 31, 1996, the date of the offering.

     Upon completion of the initial public offering, the Company ceased to qualify as an S Corporation and was subject to corporate income taxes. The Company has recorded a current tax benefit of $414,730 related to its operations since May 30, 1996, which includes the deductibility of the $2,558,362 write-off of the Wright Agreement covenant not to compete. In
addition,   the  Company   recorded  an   additional   net  tax  liability  of
approximately $2,438,000 resulting from the cumulative effect of deferred income taxes attributable to its change in tax status (from an S Corporation to a C Corporation). The differences between financial statement income and taxable income relate primarily to differences from using the accrual basis for financial reporting and cash basis for income tax reporting purposes and the use of accelerated depreciation rates on property and equipment for tax purposes.

     The pro forma income taxes represent the estimated income taxes that would have been reported had the Company been subject to federal and state income taxes for the entire period presented and incorporates the fact that of the $13,704,398 offering related non-recurring expenses, only $2,558,362 is deductible for tax purposes.



5.   Notes Payable and Long-term Debt

     Prior to the initial public offering, the Company had various credit arrangements with its primary lender, including term notes and an $8,000,000 revolving credit loan. The $18,999,512 balance outstanding on the credit agreements at June 5, 1996, the closing date of the offering, was paid off.

     Simultaneously with the closing of the offering, the Company entered into a new credit agreement to replace the existing agreement. The new credit agreement provides the Company with a $50,000,000, five year, unsecured revolving credit facility. It bears interest at the Company's option of (a) an agreed upon fixed rate or (b) a floating rate initially equal to (i) the higher of .5% per annum over the Federal Funds rate or the bank's prime rate or (ii) LIBOR plus a margin. The new agreement limits the availability of funds to certain specified percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. As of June 30, 1996, no balances had been drawn on the new credit agreement.


6.   Pro Forma Information

        Pro Forma Statements of Operations Adjustments

        The pro forma statements of operations information presents the pro forma effects on the historical financial information reflecting certain transactions as if they had occurred on October 1, 1994 and 1995. The following adjustments have been reflected in the pro forma statements of operations:


                                                Three        Three        Nine        Nine
                                               months       months       months      months
                                                ended        ended       ended       ended
                                              June 30,     June 30,     June 30,    June 30,
                                                1996         1995         1996        1995

                                             ------------ ------------ ----------- ------------
The elimination of interest expense
related to the debt repaid                      $303,000    $ 440,000  $1,039,000   $1,051,000
The elimination of payments under the
Wright Agreement                                 150,000      533,000     751,000    1,614,000
The elimination of amortization
expense related to the covenant not to
compete asset write-off                           42,000       63,000     169,000      190,000
The elimination of deferred
compensation expense for certain key
employees                                         32,000       84,000     135,000      233,000

Reduction of compensation expense
for executive officers based on new
employment agreements                            127,000      421,000     347,000      756,000
The elimination of employee stock
purchase agreement expense for certain
key employees                                    692,000      657,000   1,989,000    1,670,000
                                             ============ ============ =========== ============
Total pro forma adjustments other
than income taxes                             $1,346,000  $ 2,198,000  $4,430,000   $5,514,000
                                             ============ ============ =========== ============


        Pro Forma Earnings (Loss) Per Share

     Pro forma earnings (loss) per share amounts for all periods included in this filing prior to the completion of the initial public offering in May, 1996 are based on the weighted average number of shares of common stock outstanding during the periods, including the effect of the 2,483,537 and 167,227 shares related to the Donald Wright and Jeffrey Wright warrants, respectively.

Supplemental pro forma earnings (loss) per share would have been ($.93) and $.25 for the three months ended June 30, 1996 and 1995, respectively, and ($.57) and $.63 for the nine months ended June 30, 1996 and 1995, respectively, based on the weighted average number of shares of common stock outstanding during the period, plus the number of shares used to repay debt.

          Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


*Safe Harbor Statement Under the Private  Securities  Litigation Reform Act of
1995*

     Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forwarded looking statements which involve risks and uncertainties, including but not limited to, potential regulatory changes by the Federal Aviation Administration or the Federal Reserve, adverse weather conditions, technological advances and increases in the use of electronic funds transfers as well as other economic, competitive and governmental factors affecting the Company's markets, prices and other facets of its operations.


Results of Operations

Comparisons of nine months ended June 30, 1996 and 1995

     Revenues. Revenues for the nine months ended June 30, 1996 were $55.4 million, an increase of $5.2 million, or 10.4%, compared to $50.2 million for the nine months ended June 30, 1995. Of this increase, $0.7 million was due to two additional days of operations during the nine months ended June 30, 1996, $1.5 million was due to price increases and the remainder was due to a higher level of business activity and the benefits of the elimination of the federal excise tax. Revenues from check delivery for the nine months ended June 30, 1996 were $47.6 million, an increase of $4.2 million, or 9.9%, compared to $43.4 million for the nine months ended June 30, 1995. Revenues from small package delivery for the nine months ended June 30, 1996 were $7.0 million, an increase of $1.0 million, or 16.0%, compared to $6.0 million for the nine months ended June 30, 1995.

     Air transportation expenses. Air transportation expenses were $37.6 million for the nine months ended June 30, 1996, an increase of $3.3 million, or 9.5%, from $34.3 million for the nine months ended June 30, 1995. Increases were attributed to the two additional days of operation, the increase in insurance, maintenance and depreciation costs associated with operating additional aircraft, increased fuel expenses due to additional flying time, increased fuel prices and taxes on fuel, increased courier expenses associated with increased business, and increased office and hangar rental expense due to a June, 1995 expansion of the Company's facilities and a July, 1995 rent increase. These increases were offset by a decrease in aircraft rental expense as a result of the Company's decision to acquire rather than lease aircraft.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $8.9 million for the nine months ended June 30, 1996, a decrease of $0.4 million, or 4.4%, from $9.3 million for the nine months ended June 30, 1995. The decrease was primarily the result of the restructuring of executive compensation expenses in conjunction with the initial public offering, including the termination of the employee stock purchase agreements. Also in conjunction with the initial public offering, the Wright Agreement was terminated. As a result of the termination, all payments under the agreement and amortization expense associated with the covenant not to compete ceased at May 30, 1996.

     Offering related non-recurring expenses. In connection with the initial public offering, effective May 30, 1996, the Company incurred several non-recurring, non-cash charges which reduced the income for the nine months ended June 30, 1996 by $13.7 million. The charges to income include $14.8 million of expense related to the portion of AAA distributions to certain executives not previously recorded as compensation expense, plus the difference between the net offering price and the net book value per share of common stock held by the executives under stock purchase agreements and a $2.6 million write-off of an intangible covenant not to compete asset related to the Wright Agreement. The charges were off-set by a non-recurring, non-cash increase to net income as a result of the termination and forgiveness of deferred compensation liabilities totaling $3.7 million.

     Income taxes. The Company operated as an S Corporation under the Internal Revenue Code from 1988 until it elected to terminate its S Corporation status on May 30, 1996. The Company recorded a net tax liability of $2.4 million as a result of the cumulative effect of this change in tax status. In addition, the Company recorded a $0.4 million tax benefit in the nine months ended June 30, 1996 related to the current tax expense on operating income since May 30, 1996, offset by the favorable tax effect of the write-off of the $2.6 million Wright Agreement covenant not to compete.

     Pro forma information. The following is a summary of adjusted pro forma earnings per share, excluding the effects of the $13.7 million non-cash, non-recurring expenses and the $2.4 million deferred tax liability. In addition, the calculation assumes shares outstanding as if the shares issued in the initial public offering were outstanding as of the beginning of the periods.


                                                    Nine Months
                                                   Ended June 30
                                                -------------------
                                                 1996         1995
                                                ------       ------
                                                 (000's omitted)

Pro forma net income (loss)                   ($ 5,713)      $ 6,152

Effects of elimination of offering
related non-recurring expenses,
net of tax                                      12,681           -
                                               -------       -------
Adjusted pro forma net income                  $ 6,968       $ 6,152
                                               =======       =======
Adjusted pro forma earnings per share          $   .57       $   .50
                                               =======       =======
Pro forma shares outstanding                    12,318        12,318
                                               =======       =======

Comparisons of three months ended June 30, 1996 and 1995

     Revenues. Revenues for the three months ended June 30, 1996 were $19.9 million, an increase of $2.2 million, or 12.3%, compared to $17.7 million for the three months ended June 30, 1995. Of the increase, approximately $.5 million was due to price increases and the remainder was due to a higher level of business activity and the benefits of the elimination of the federal excise tax. Revenues from check delivery for the three months ended June 30, 1996 were $17.1 million, an increase of $1.7 million, or 10.9%, compared to $15.4 million for the three months ended June 30, 1995. Revenues from small package delivery for the three months ended June 30, 1996 were $2.5 million, an increase of $.5 million, or 23.4%, compared to $2.0 million for the three months ended June 30, 1995.

     Air transportation expenses. Air transportation expenses were $13.0 million for the three months ended June 30, 1996, an increase of $1.3 million, or 11.1%, from $11.7 million for the three months ended June 30, 1995. Increases were attributed to the increased business activity and the increase in insurance, maintenance and depreciation costs associated with operating additional aircraft, increased fuel prices and taxes on fuel, as well as increased courier expenses associated with increased business.

     Selling, general and administrative expenses. Selling, general and administrative expenses were $2.8 million for the three months ended June 30, 1996, a decrease of $0.6 million, or 18.5%, from $3.4 million for the three months ended June 30, 1995. The decrease is a result of the restructuring of executive compensation expenses in conjunction with the initial public offering, including the termination of the employee stock purchase agreements. Also in conjunction with the initial public offering, the Wright Agreement was terminated. As a result of the termination, all payments under the agreement and amortization expense associated with the covenant not to compete ceased at May 30, 1996. These decreases were offset by an increase in consulting costs associated with the restructuring of compensation and employee stock option plans.

     Interest expense. Interest expense was $0.3 million for the three months ended June 30, 1996, an decrease of $0.1 million, or 31.2%, compared to $0.4 million for the three months ended June 30, 1995. Borrowings were used primarily for capital resources. The decrease in expense is a result of the repayment of all debt in early June 1996, with the proceeds from the initial public offering.

     Offering related non-recurring expenses. In connection with the initial public offering, effective May 30, 1996, the Company incurred several non-recurring, non-cash charges which reduced the income for the quarter ended June 30, 1996 by $13.7 million. The charges to income include $14.8 million of expense related to the portion of AAA distributions to certain executives not previously recorded as compensation expense, plus the difference between the net offering price and the net book value per share of common stock held by the executives under stock purchase agreements and a $2.6 million write-off of an intangible covenant not to compete asset related to the Wright Agreement. The charges were off-set by a non-recurring, non-cash increase to net income as a result of the termination and forgiveness of deferred compensation liabilities totaling $3.7 million.

     Income taxes. The Company operated as an S Corporation under the Internal Revenue Code from 1988 until it elected to terminate its S Corporation status on May 30, 1996. The Company recorded a net tax liability of $2.4 million as a result of the cumulative effect of this change in tax status. In addition, the Company recorded a $0.4 million tax benefit in the three months ended June 30, 1996 related to the current tax expense on operating income since May 30, 1996, offset by the favorable tax effect of the write-off of the $2.6 million Wright Agreement covenant not to compete.

     Pro forma information. The following is a summary of adjusted pro forma earnings per share, excluding the effects of the $13.7 million non-cash, non-recurring expenses and the $2.4 million deferred tax liability. In addition, the calculation assumes shares outstanding as if the shares issued in the initial public offering were outstanding as of the beginning of the periods.


                                                   Three Months
                                                   Ended June 30
                                                -------------------
                                                 1996         1995
                                                ------       ------
                                                 (000's omitted)

Pro forma net income (loss)                   ($ 9,780)      $ 2,432

Effects of elimination of offering
related non-recurring expenses,
net of tax                                      12,681           -
                                               -------       -------
Adjusted pro forma net income                  $ 2,901       $ 2,432
                                               =======       =======
Adjusted pro forma earnings per share          $   .24       $   .20
                                               =======       =======
Pro forma shares outstanding                    12,318        12,318
                                               =======       =======

Liquidity and Capital Resources

     General. Historically, the Company's principal sources of liquidity have come from internally generated funds and credit arrangements. On June 5,
1996, the Company  successfully  completed an initial  public  offering in which
5.6 million shares were issued at $14.00 per share. On June 11, 1996, the Company's underwriters fully exercised their over-allotment option which resulted in the Company issuing an additional 840,000 shares, also at $14.00 per share. Total proceeds, net of expenses, were $83.0 million. Prior to the public offering, the Company made $21.0 million in distributions to the S Corporation shareholders for undistributed earnings associated with the Company's S Corporation status. These distributions were made through the Company's issuance of promissory notes to such shareholders, which
were subsequently   paid  off  with  the  offering   proceeds.   The  following
 is a summary  of the use of the offering proceeds:

                                                                (in 000's)

Public offering proceeds, net of expenses .....................  $82,951
Use of Proceeds:
Repayment of debt .............................................  (19,000)
Distribution to shareholders for
undistributed earnings associated
with an S Corporation status ..................................  (21,000)
Costs associated with the purchase and
cancellation of the Donald Wright warrant .....................  (29,902)
                                                               ------------

Net increase in cash from offering proceeds ...................  $13,049
                                                               ============



     Current Credit Arrangements. Simultaneously with the closing of the offering, the Company entered into a new credit agreement to replace an existing agreement. The new credit agreement provides the Company with a $50 million, five year, unsecured revolving credit facility. The new credit agreement limits the availability of funds to certain specified percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. There were no borrowing under the new credit agreement at June 30, 1996.

     Capital expenditures. Capital expenditures totaled $7.6 million for the nine months ended June 30, 1996. This compared with $11.9 million for the same period in 1995. The Company anticipates capital expenditures will total $12.0 million in fiscal 1996. Expenditures were for flight equipment, delivery vehicles and facility improvements. The Company anticipates it will continue to acquire flight equipment as necessary to maintain growth and continue offering quality service to its customers.

     Subsequent to the end of the quarter, the Company signed a letter of intent to acquire a regional air courier for $3.0 million. If a final agreement is reached, the acquisition will not only add to the Company's revenue base, but will add ten new cities and 5,000 additional air miles each day to the current network and is expected to provide earnings accretion as early as fiscal 1997.


        Cash flow from operating activities. For the nine months ended June 30, 1996, net cash provided by operating activities was $12.2 million due to operating income before non-recurring, non-cash expenses of $7.2 million.

        The Company anticipates that operating cash and capital expenditure requirements will be funded by cash flow from operations and bank borrowings.

                             AIRNET SYSTEMS, INC.
                          Part II - Other Information


Item 1.     Legal Proceedings.  Not Applicable

Item 2.     Changes in Securities.  Not Applicable

Item 3.     Defaults Upon Senior Securities.  Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders.  Not
            Applicable

Item 5.     Other Information.  Not Applicable

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits:

                  Exhibit No.                Description

                   Exhibit 4 Form of Amendment to Employee Stock Purchase Agreement, dated as of May 2, 1996, between the Company and each of Glenn M. Miller, Charles A. Renusch,
                                    Eric P. Roy, Guy S. King, Lincoln L.
                                    Rutter, Kendall W. Wright and William R.
                                    Sumser (each separate amendment is
                                    substantially identical in all respects).
                                    Incorporated herein by reference to
                                    Exhibit 4.15 to the Company's Amendment
                                    No. 1 to Form S-1 Registration Statement
                                    (Registration No. 333-3092) filed on
                                    May 7, 1996 ("Amendment No. 1 to Form S-1")
                   Exhibit 10.1     Form of Amendment to Deferred
                                    Compensation Agreement, dated as of
                                    May 2, 1996, between the Company and each of Messrs. Miller, Renusch, Roy, King, Rutter, Wright and Sumser (each separate amendment is substantially identical in all respects). Incorporated herein by reference to Exhibit 10.9 to Amendment
                                    No. 1 to Form S-1.
                   Exhibit 10.2     Form of Loan Agreement, dated as of
                                    May ___, 1996, among the Company, the
                                    banks listed therein and NBD Bank, as
                                    agent. Incorporated herein by reference to Exhibit 10.14 to the Company's
                                    Amendment No. 2 to Form S-1 Registration
                                    Statement) (Registration No. 333-3092)
                                    filed on May 24, 1996

                   Exhibit 10.3 AirNet Systems, Inc. 1996 Incentive Stock Plan. Incorporated herein by reference to Exhibit 10.10 to Amendment No. 1
                   Exhibit 27       Financial Data Schedule (Page 22)


            (b)   Reports on Form 8-K:

                  No reports on Form 8-K were filed during the Quarter ended June 30, 1996.

                                  Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AIRNET SYSTEMS, INC.


Dated:  August 13, 1996            By:  /s/ Eric P. Roy
                                        _____________________________________
                                        Eric P. Roy, Executive Vice President
                                        (Duly Authorized Officer)
                                        (Principal Finanicial Officer)

                               INDEX TO EXHIBITS


Exhibit No.        Description                                         Page No.

        4          Form of Amendment to Employee Stock Purchase        N/A
                   Agreement, dated as of May 2, 1996, between
                   the Company and each of Glenn M. Miller,
                   Charles A. Renusch, Eric P. Roy, Guy S. King,
                   Lincoln L. Rutter, Kendall W. Wright and
                   William R. Sumser (each separate amendment is
                   substantially identical in all respects).
                   Incorporated herein by reference to Exhibit
                   4.15 to the Company's Amendment No. 1 to
                   Form S-1 Registration Statement (Registration
                   No. 333-3092) filed on May 7, 1996
                   ("Amendment No. 1 to Form S-1")
       10.1        Form of Amendment to Deferred Compensation          N/A
                   Agreement, dated as of May 2, 1996, between
                   the Company and each of Messrs. Miller,
                   Renusch, Roy, King, Rutter, Wright and Sumser
                   (each separate amendment is substantially
                   identical in all respects).  Incorporated
                   herein by reference to Exhibit 10.9 to
                   Amendment No. 1 to Form S-1.
       10.2        Form of Loan Agreement, dated as of May ___,        N/A
                   1996, among the Company, the banks listed
                   therein and NBD Bank, as agent.  Incorporated
                   herein by reference to Exhibit 10.14 to the
                   Company's Amendment No. 2 to Form S-1
                   Registration Statement )(Registration
                   No. 333-3092) filed on May 24, 1996
       10.3        AirNet Systems, Inc. 1996 Incentive Stock           N/A
                   Plan.  Incorporated herein by reference to
                   Exhibit 10.10 to Amendment No. 1
        27         Financial Data Schedule                          Page 22