Form 10-K
period 1996-09-30
AIRNET SYSTEMS INC
filed 1996-12-20
CIK 1011696

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended September 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ______________ to ___________________

     Commission file number 0-28428


                              AirNet Systems, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Ohio                                   31-1458309
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
             or organization)                         Identification No.)


      3939 International Gateway            43219
--------------------------------------------------------------------------------
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: 614-237-9777

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Shares, $0.01 par value (12,475,128 outstanding at December 16, 1996)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__     No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 16, 1996 was $94,611,775.

                       DOCUMENT INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on March 6, 1997, are incorporated by reference into
Part III hereof.

This Report contains 95 pages of which this is Page 1. The Index to Exhibits begins at page 55.

                                     PART I


ITEM 1  -  BUSINESS

Overview of the Company's Business

AirNet Systems, Inc. (the "Company") operates a fully integrated national air transportation network that operates between 90 cities in more than 40 states and delivers over 13,000 time-critical shipments each working day. The Company's bank services division, which generates approximately 86% of the Company's revenues, is the leading transporter of canceled checks and related information for the U.S. banking industry, meeting more that 1,100 daily deadlines. The Company's small package division, which generates approximately 13% of the Company's revenues, provides specialized, high priority delivery service for customers requiring late pick-ups and early deliveries combined with prompt, on-line delivery information. The Company's ground support services division offers retail aviation fuel sales and related ground services for customers in Columbus, Ohio.

The Company currently operates a fleet of 98 aircraft (28 Learjets and 70 light twin engine aircraft), which fly approximately 90,000 miles per night, primarily Monday through Thursday. The Company also provides ground pick-up and delivery services throughout the nation, utilizing a fleet of 100 Company-owned ground vehicles as well as a ground transportation network of over 350 independent contractors. The Company uses it own air transportation network as well as commercial airlines, when appropriate, to provide same-day and same-night delivery service for itself, as well as for certain major overnight document and parcel delivery companies.

Later pick-ups and earlier deliveries than those offered by other national carriers are the differentiating characteristics of the Company's time-critical delivery network. In addition, the Company offers other value-added services to its customers, such as on-line delivery information. The Company has consistently achieved on-time performance levels exceeding 95%. In order to maintain this performance, the Company utilizes a number of proprietary customer service and management information systems to track, sort, dispatch and control the flow of checks and small packages throughout the Company's delivery system. Delivery times and certain shipment information are available on-line and on the Internet. For example, ComCheck, a unique proprietary software system, provides bank customers access to delivery time, shipment information and retrieval of historical proof of delivery information, critical data that enable banks to manage their cash position and maximize float revenue. OnTime and Ship-Link, Company-developed software programs, provide scheduling and pricing information, as well as on-line delivery and shipper acknowledgment data for small package customers. The Company also has developed several internal software programs to enhance the dispatch monitoring, cost control and customer service functions.

The Company believes that the market for reliable, time-critical deliveries is growing as a result of a number of global trends, including: (i) corporations requiring just-in-time inventory parts in order to lower production costs; (ii) medical laboratories requiring same-day deliveries; (iii) consolidating ground-based small package couriers requiring a national air delivery network; and (iv) global air freight forwarders requiring a domestic connection for their international networks that can deliver on a same-day/same-night or pre-8:00 a.m. basis. The Company believes that its flexible and reliable air transportation network and its demonstrated expertise in providing time-critical deliveries position the Company to provide such additional services at premium prices.

The Company was founded under the laws of the State of Michigan in 1974 under the name "New Creations, Inc." Effective May 1, 1996, the Company was reincorporated under the laws of the State of Ohio as a result of the merger of New Creations, Inc. with and into AirNet Systems, Inc., an Ohio corporation incorporated on February 15, 1996. References in the Annual Report on Form 10-K to the "Company" refer collectively to AirNet Systems, Inc. and its predecessor entities.

Industry Overview

The expedited delivery and distribution industry in the U.S. is a highly fragmented business, composed of thousands of companies providing two-day, next-day and same-day delivery services. The Company believes that the industry can be divided into the following market segments: (i) highly specialized time-critical deliveries, including the delivery of canceled checks; (ii) air courier document and parcel delivery; (iii) air freight forwarding; and (iv) corporate transportation and logistics support. While the Company participates primarily in one niche of the highly specialized, time-critical deliveries market segment (transportation of canceled bank checks), it believes that its highly flexible, nationwide air transportation network can be utilized for expedited delivery of goods within any of the above-mentioned industry segments.

Highly specialized time-critical deliveries. There are a number of special transportation services required by individuals, professional service firms, hospitals, scientific laboratories, such as medical samples and canceled bank checks, which require time-critical and reliable service to avoid the costly consequences of late or missed deliveries. The Company believes its flexible and reliable transportation network will be in a position to provide such services.

Other than the Company, the only national provider of air transportation services to the U.S. banking industry for canceled checks is the Federal Reserve's Interstate Transportation System ("ITS"). Within the Federal Reserve districts, the transportation of canceled checks is handled mostly by ground vehicles operated by regional or local banks, or the ITS. Between Federal Reserve districts, there are numerous regional carriers who contract with banks and groups of banks to provide such services. Some of these providers may include regional air courier and document delivery companies, but none of them commands a significant share of the national market or is capable of providing national service. In addition, many banks require a wide variety of pick-up times, delivery deadlines and available end points, as well as superior on-time performance and management information systems to enable them to manage float and make appropriate draw down decisions, which few of these delivery companies can provide.

Air courier document and parcel delivery market. Comprised mostly of same-day and next-day pick-up and delivery services, this market is dominated by several companies with national hub-and-spoke delivery systems which provide service based upon established pick-up and delivery schedules rather than those requested by the customer. These carriers include Federal Express Corporation ("FedEx"), United Parcel Service ("UPS"), the U.S. Postal Service, Airborne Express and DHL, among others. In addition to these carriers, there are several multi-regional companies that focus on same-day and early next-day deliveries custom-tailored to the customers' requested pick-up and delivery times. Numerous other firms operate only on a regional basis, and provide similar services. Finally, there are hundreds of small, closely-held owner-operator businesses which operate in only one location with little or no national market share.

Air freight forwarding market. Traditionally dominated by the large domestic and international passenger airline companies, who utilize excess cargo space in their fleet of passenger aircraft to shuttle freight internationally and domestically, the air freight forwarding market has expanded significantly to include participants focused solely on international delivery, who then subcontract for local delivery. This market has grown with the globalization of world markets, as corporations increasingly source raw materials from multiple origins throughout the world, contract for or perform manufacturing and assembly operations in many different countries and distribute their products worldwide. International freight companies have increasingly been seeking flexible air distribution networks operating domestically that can connect with the cross-Pacific and cross-Atlantic delivery routes and meet the custom-tailored needs of their customers on a same-day or next-day basis.

Corporate transportation and logistics support market. Corporations that have complex sourcing and distribution systems are seeking to minimize inventory carrying costs and reduce expenses associated with the movements of raw materials. The increasingly time-sensitive nature of product delivery schedules due to shorter product life cycles and "just-in-time" inventory management has led to growth in this market segment. Many companies are concluding that they perform transportation logistics functions less effectively than third party providers. As a result, companies have looked to outsource these functions to reduce costs while enhancing cost-efficiency and reliability of the logistics function.

How Banks Clear and Settle Checks

Banks attempt to clear checks expeditiously in order to convert their non-earning assets into interest-bearing assets. A check deposit cannot begin to earn interest until the physical item has been routed from the bank where it was first deposited to the bank on which the funds were drawn. The elapsed time between the deposit of the check and the delivery of the check to a Federal Reserve bank or the bank on which it was drawn results in "float". Banks desire to minimize float in order to maximize the availability of funds and the corresponding ability to earn income on those funds.

The National Clearinghouse Association

The National Clearinghouse Association ("NCHA") is a consortium of over 50 bank holding companies that have joined together to reduce check-clearing costs by means of a multi-bank, private net settlement arrangement located at The Huntington National Bank. The NCHA was developed by The Check Exchange System Co. (the "CHEXS Partnership"). The CHEXS Partnership is owned by affiliates of The Huntington National Bank and Littlewood, Shain and Company, and by Float Control, Inc. Float Control, Inc. was a corporation owned, in part, by executive officers of the Company until October 24, 1996, when the Company acquired all of the outstanding shares of Float Control, Inc. As a result of the acquisition, the Company indirectly holds a 19% interest in the CHEXS Partnership.

The bank members of the NCHA benefit from their affiliation with the NCHA by receiving a quick, convenient and efficient settlement at a single location of "out-of-district" checks deposited at their banks. Currently, the NCHA clears approximately 3.5 to 4.0 million checks each working day.

Business Strategy

The principal  components of the Company's  operating and growth strategy are to
(i) grow the Company's small package delivery service; (ii) focus on unique aircraft type and route structure; (iii) attract, retain and motivate the highest quality personnel available; (iv) expand its bank services within the banking industry; and (v) pursue strategic acquisition opportunities. These strategies are discussed in more detail below:

Grow the Company's small package delivery service. The Company delivers packages on a same-day/same-night and pre-8:00 a.m. basis for its small package customers and certain of the national and regional overnight document and package delivery companies via its air transportation system and commercial airline systems when necessary. The Company believes that it offers a more flexible pick-up and delivery schedule for small packages than those offered by other national and regional carriers and appeals to customers with time-sensitive delivery requirements. To date, growth in the small package services business has not been focused on by the Company. With the purchase of 19 additional aircraft in 1996, the Company is currently expanding its fleet of aircraft to provide additional load capacity for the delivery of canceled checks and small packages. The Company believes significant opportunities exist for expanding its small package delivery business by more aggressive marketing to provide services to this expanding sector of the industry.

Focus on unique aircraft type and route structure. The Company's fast and reliable fleet of 28 Learjets and 70 light twin engine aircraft is positioned around a highly efficient and flexible national route structure designed to facilitate late pick-up and early delivery times, minimize delays and simplify flight scheduling. The Company's hub-and-spoke system, with a primary hub in Columbus and several mini-hubs across the nation, enables the Company to match the varying load capacities of its aircraft with the shipment weight and volume of each destination city and to consolidate shipments at its mini-hubs and primary hub. The Company's hubs are located primarily in less congested regional airports. These locations, in conjunction with the Company's off-peak departure and arrival times, provide easy take-offs and landings, convenient loading and unloading, fast refueling and maintenance, as well as lower cost distribution center space. The Company's five strategically located maintenance bases help minimize aircraft down time. The Company's focus on Learjets and light twin engine aircraft has also enabled it to develop an in-house expertise in purchasing, flying, maintaining and operating its fleet.

Attract, retain and motivate the highest quality personnel available. As a service organization, the Company recognizes the importance of hiring, retaining, and motivating the highest quality personnel available who are focused on a set of core values designed by the Company to provide a working environment where integrity, accountability, open communication, team management and responsibility and quality performance are explicitly stated goals. The Company regularly holds team-building sessions, continuing education for its associates and on-the-job training programs for associates. The Company provides its associates with competitive compensation and benefits packages, including a stock option program. The Company believes that its compensation and benefit package and corporate culture will give the Company a significant competitive advantage in attracting and motivating its associates.

Expand its bank services within the banking industry. The Company intends to strengthen its leadership position in the transportation of canceled bank checks by adding aircraft and routes to its current transportation network to facilitate even more late pick-up and early delivery times covering a greater number of cities. These capabilities, combined with the Company's other value-added services (such as ComCheck) not currently offered by competing canceled bank check delivery companies, should enable the Company to expand its position in this market.

Pursue strategic acquisition opportunities. The Company believes it is well positioned to consolidate the regional air freight operators and ground couriers through the acquisition of high-quality candidates. The fragmented nature of the air and ground package delivery industry, outside of the major national carriers, provides the Company with such opportunities. The Company would like to expand its delivery network through the acquisition of other delivery companies and additional aircraft serving new routes. In addition, by acquiring companies in markets where the Company already has a presence, management expects to recognize substantial operating advantages by consolidating overlapping delivery routes. The Company believes it has demonstrated expertise in evaluating acquisition opportunities based on the potential of revenue growth and profitability, as well as a proven track record for efficiently integrating such acquisitions.

Aircraft Fleet

The Company operates a fleet of 98 aircraft, of which 88 are owned. The 10 Cessna 310's are leased from unrelated third party lessors. The Company's fleet was comprised of the following aircraft at December 12, 1996:


                                            Maximum         Maximum         Maximum
                                           Payload(1)       Range(2)        Speed(3)
Aircraft Type                Number          (lbs.)        (n. miles)       (knots)
                         --------------- --------------- --------------- ---------------
Learjets, Model 35             9             4,200           2,000            440
Learjets, Model 35A            13            4,200           2,000            440
Learjets, Model 25             6             3,500           1,000            440
Piper Navajo Chieftain         11            1,500             800            175
Piper Aerostar                 14            1,000             900            190
Beech Baron                    35            1,000             700            180
Cessna 310                     10              900             600            170

----------------
(1) Maximum payload in pounds for a one-hour flight plus required fuel reserves.
(2) Maximum range in nautical miles, assuming zero wind, full fuel and full payload.
(3)  Maximum speed in knots, assuming full payload.


The Learjet is among the most reliable, fastest and most fuel efficient small jet aircraft available in the world. The 30-series Learjets allow the Company to carry up to 4,200 pounds of cargo in certain lane segments. The 30-series also allows for non-stop lane segments of up to 2,000 miles within the Company's network. These Learjets also meet all Stage 3 noise requirements currently being implemented across the country. The Learjet 25 is a smaller aircraft with slightly smaller payload and range capabilities. The Company intends to phase-out these aircraft from scheduled operations and replace them with the more efficient Learjet 35 or other Stage 3 aircraft.

The Company's Learjet fleet provides it with nationwide connectivity. Long lane segments from all corners of the nation converge on the Company's hub in Columbus, as well as "mini-hubs" located in Atlanta, Chicago, Charlotte, Dallas, Denver, Des Moines, and New York. Smaller, light twin engine aircraft provide service to the various "spoke" cities in the Company's network, which include virtually all of the nation's large metropolitan areas.

The Company acquires and operates pre-owned aircraft, typically between 15 and 20 years old. These aircraft are reasonably priced and are relatively modern, as they have undergone no significant design changes in the last 20 years. Further, when appropriately maintained (the Company performs its own major inspections and overhauls on its aircraft fleet), these aircraft show little or no evidence of erosion in performance.

Operations

The Company provides to its customers complete transportation and informational services for national distribution of canceled bank checks and small packages. Operations include over 13,000 nightly deliveries in over 40 states, flying over 90,000 miles per night. The Company's ground and air infrastructure includes the following key elements:

Ground Operations

The first major component of the Company's ground operations involves the pick-up of shipments for delivery, as well as bar code scanning for data entry into the Company's ComCheck and OnTime management information systems. Upon delivery to the originating airport, the Company's ground crews load shipments into aircraft for delivery. The Company's ground personnel are trained in proper freight handling techniques, and wear safety belts when appropriate to minimize the risk of injury. At the Company's hub in Columbus, aircraft fueling operations include trained fuelers and ground support equipment including six fuel trucks and approximately 86,500 gallons of fuel storage capacity. The Company provides training for ground support personnel on an ongoing basis, including emergency procedures. The Company's main sort facility is also in Columbus, with approximately 80 associates loading and unloading aircraft and fine sorting shipments to their final destination. These processes are all controlled by the Company's central dispatch located in Columbus.

Vehicles. The Company operates a fleet of 100 ground transportation vehicles, all of which are owned by the Company. The Company utilizes a computerized system for monitoring vehicle maintenance and conducts in-house training sessions throughout the year to maximize safety. Vehicles range in size from passenger cars to full-size vans, depending on the market being served. In some situations, Company personnel may utilize their own vehicles, in which case they are reimbursed for direct vehicle expenses. In addition, where appropriate, the Company utilizes over 350 independent contractors to further augment its ground delivery network.

Drivers. The Company employs over 200 full and part-time drivers. The ground courier industry has typically experienced a high turnover rate, which the Company has mitigated by offering health insurance and other benefits to its drivers.

Independent Contractors. In certain situations where management has deemed cost-effective and appropriate, the Company has utilized the services of independent contractors. From time to time, federal and state authorities have sought to assert that independent owner/operators in the transportation industry are employees, rather than independent contractors. The Company believes that independent contractors utilized by the Company are not employees under existing interpretations of federal and state laws. The Company will continue to monitor its arrangements with independent contractors to ensure compliance with applicable laws and regulations.


Fueling. The Company's ground support division provides aircraft fueling and parking for certain of its customers at its facility in Columbus. This division accounts for approximately 1% of the Company's annual revenues.

Flight Operations

The Company's flight operations are headquartered in Columbus. The Company hires and trains its pilots, requiring each to attend a Company-run, two-week training program. This flight school includes training on the Company's flight simulator prior to any actual flight time. Additionally, new pilots typically apprentice as co-pilots in order to gain a familiarity with the Company's route system and the unique demands of night flying. Periodic simulator training and ongoing cockpit resource management training provide the Company's pilots with updated techniques and safety methods. The Company believes it has the highest level of training provided by any operator of similar aircraft in the nation.

Aircraft maintenance. Aircraft maintenance is also headquartered in Columbus. This facility operates 24 hours a day, 365 days a year. The Company employs 67 experienced aircraft and avionics technicians in five separate locations across the country (Columbus, Dallas, Denver, Hartford and Minneapolis), performing all levels of maintenance from 100-hour inspections on its light twin engine aircraft to 7,200-hour/12-year inspections on its fleet of Learjets. These technicians also perform several types of periodic engine inspections and overhauls. In conjunction with Learjet, Company personnel have developed revised and enhanced inspection programs for its Learjet fleet, which the Company believes has provided a superior inspection process at reduced cost. Avionics trouble-shooting and repair, done internally by the Company since 1989, provide for maximum efficiency and minimum aircraft downtime for its entire fleet. The Company currently utilizes the services of Garrett Aviation exclusively for major period inspections and core overhauls of its 30-series Learjets.

Dispatch. The Company's central dispatch system ties together all components of the air operation. Departure and arrival times are continuously updated, and weather conditions throughout the nation are constantly monitored. Company dispatchers remain in constant contact with pilots, outbased hub managers, fuelers, maintenance and ground delivery personnel to ensure that no gaps exist in the Company's delivery process.

Route scheduling. The scheduling of aircraft within the Company's route system is determined by the concentration of the Company's customers in particular metropolitan areas. Currently, the Company operates between 90 cities each working day. Revisions, additions and deletions of routes occur when the Company adds new customers or determines that load factors necessitate additional aircraft on a particular lane segment.

Delivery Services

The Company provides complete transportation and information services for its customers in the U.S. banking industry, as well as its small package delivery customers. Although the services are provided by one air transportation system, providing significant economies of scale, each customer base receives custom service to meet its particular delivery needs.

Canceled bank check delivery services. A typical shipment of canceled bank checks is picked up from the sending bank by a Company courier. Shipments are pre-sorted by bank personnel and bundled as to final destination using Company-supplied, color-coded bags. The shipment is then transported to the local airport where it enters the Company's air transportation system and is scanned via bar code technology, which reads information pertaining to the shipper, receiver, airbill number and applicable deadline. This data is then promptly downloaded into the Company's ComCheck computer system, where it is available to the Company's customer service representatives ("CSRs").

Upon arrival at the Company's Columbus hub or one of the Company's mini-hubs, the shipment is off-loaded, sorted by destination and reloaded onto the Company's aircraft. At the destination city, the shipment is off-loaded for the final time and delivered by Company courier to the receiving bank or Federal Reserve Branch. When delivered, the shipment is once again scanned and downloaded into the Company's computer system. Delivery information for all shipments is then available on-line to the Company's customer base and all Company CSRs. The Company's customer service department is available to handle any inquiries, discrepancies or supply requests, as well as provide proof of delivery documentation, all of which are value-added features of the Company's service.

The Company provides delivery service for three sets of banking deadlines. The "Basic" program which has a 9:30 p.m. - 10:00 p.m. hub time in Columbus, provides delivery service between 12:01 a.m. and 2:00 a.m. to approximately the northeastern third of the nation. The "Premium" program, which has an 11:00 p.m.
- 11:30 p.m. hub time in Columbus and Charlotte, provides delivery service at approximately 3:00 a.m. to the eastern half of the nation. Finally, the "City" program, which has a 4:00 a.m. - 5:30 a.m. hub time in Columbus, provides delivery service at approximately 8:00 a.m. to all cities served by the network. The Company prices these services based on the tier of service and by the pound on a customer by customer basis.

Small package delivery service. The Company's small package delivery service utilizes the same transportation network as the bank delivery system, which enables it to offer its customers late pick-up and early delivery times. A typical shipment is either picked up by a Company courier or delivered to the airport by the customer, at which point the shipment information, including shipper, receiver and airbill number, is scanned via bar code technology into the OnTime computer system. The shipment then enters the Company's air transportation network. Upon arrival at its destination city (having gone through sorting and transportation procedures similar to the Company's bank shipments), the shipment is off-loaded and delivered to its destination by Company personnel or independent contractors. Upon delivery, the shipment information is again scanned and downloaded into the OnTime system, which again provides on-line and Internet access for customers.

The Company also provides airport-to-airport service for certain of its customers, including national integrated carriers and other consolidating freight forwarders. This service does not typically require the same level of information reporting, but fills a significant need for these customers whose infrastructures cannot be easily modified to meet same-day, same-night or pre-8:00 a.m. delivery deadlines.

Customers

The highly specialized needs of the Company's customer base combined with the Company's performance level over the years have resulted in a high level of customer retention. This customer retention level, in turn, creates a level of stability in the Company's revenue base that allows for product development and continued dedication of resources to providing the highest possible level of service to customers.

U.S. banking industry. The banking industry, including commercial banks, savings banks and Federal Reserve banks, represents the Company's largest category of customers and in 1996 accounted for approximately 86% of the Company's revenues. This customer list represents 92 of the nation's 100 largest bank holding companies. The Company provides daily service (four nights per week) for its entire customer base, and has contracts with many of its large customers. The Company's time-critical canceled check delivery service enables the Company's banking customers to offer competitive products and pricing.

Small package delivery customers. The Company's small package delivery services accounted for approximately 13% of the Company's fiscal 1996 revenues. Customers for this service include industrial and service corporations, medical companies, national integrated carriers and consolidating freight forwarders. Similar to the Company's banking industry customers, its small package delivery customers tend to be nightly shippers with a high level of retention.

Other customers. The remainder of the Company's revenue base is derived from fuel sales at the Company's main facility in Columbus.

No single customer accounted for more than 10% of the Company's fiscal 1996 revenues.

Customer Services

The Company's customer service department helps to provide many of the Company's value-added features. In addition to providing prompt, courteous replies to all customer inquiries utilizing a common tone of service, the CSRs help provide proof of delivery documentation when required, assist with the ordering of supplies and provide prompt shipment tracking information. The Company's management information systems assist in the customer service function in many ways, including: (i) shipment and delivery information is available on-line, via the utilization of bar code technology through the ComCheck and OnTime systems;
(ii) current and historical proof-of-delivery documentation can be requested and provided on-line through the ComCheck and OnTime systems; (iii) supplies can be ordered on-line through both systems, providing a user-friendly environment for the Company's customers; (iv) OnTime performance data is constantly reviewed by management, graphed and reported quarterly for trend monitoring purposes, so that any fluctuation in customer service can be addressed immediately; (v) the Company's dispatch function includes the ability to relay all relevant shipper information on-line throughout the organization, assuring a smooth dissemination of information regarding special pick-ups and deliveries; and (vi) internal management reports include load factor analysis and capacity reporting, so the Company can modify the network as appropriate to provide additional lift where demanded by customers. All relevant information referred to above is available on-line to the Company's CSRs who are then empowered to keep the Company's customer base fully informed on a prompt basis.

Marketing

The Company has typically marketed to its bank customer base, with little need for national advertising. Banking industry sales efforts have included assisting in the design of customized clearing systems for the bank customers which match the appropriate aircraft with the bank's needs for more processing time or specific deadlines sought by the sending bank. Marketing efforts in this area have included promotion of the NCHA. The success of the NCHA has had a complementary effect on the Company, as more checks are now transported through the private sector.

The Company has been an exhibitor in numerous industry trade shows such as the Bank Administration Institute ("BAI") Float Management Conference, the BAI Check Processing Conference, and the Air Courier Conference of America. This process has enabled the Company to maintain close contact with its customer base.

Small package delivery services have historically been directly marketed to companies requiring this unique, specialized service, as well as to consolidating freight forwarders and national integrated carriers. This approach has enabled the Company to direct volume to lane segments with space available. A focused marketing program is being developed to assist in expanding these services, emphasizing the Company's abilities to have later pick-up and earlier delivery services.

Human Resources

The Company believes it has achieved a significant competitive advantage within its industry through its major commitment to human resources. All levels of the Company's management strive to operate within the spirit of the Company's core values, which are: (i) Honesty, Integrity, Trust and Respect - the Company believes customers expect these qualities and the Company strives to deliver them; (ii) Accountability - the Company believes its associates are accountable to the customer in the marketplace, to peers in the workplace and, ultimately, to God; (iii) Open and Free Communication - the Company strives to communicate from the bottom to the top, from the top down, and with the marketplace, by providing a medium for involvement, creativity and encouragement for its people and customers; (iv) Team Management Style with Shared Responsibilities - the Company strives to delegate the decision-making process as far down as possible, encouraging involvement and shared responsibilities; and (v) Quality Performance
- the Company's goal is simple: to be the best, by focused teamwork with self-policing, quality-controlled systems and hiring and educating the best personnel available, and then motivating and compensating them appropriately.

Additionally, representatives of the Company's human resources team periodically travel throughout the country to the Company's outbase facilities to help ensure compliance with the Company's core values and other personnel policies. All Company personnel are part of the Company-wide drug-testing program. Management believes this program, which goes beyond the requirements of the Company's regulators, helps to ensure the highest possible performance levels. The Company also conducts random drug and alcohol testing in compliance with Federal Aviation Administration regulations. Management training and professional development seminars are periodically held for, and attended by, all levels of Company personnel. The Company also aggressively compensates for performance, with excellent performance recognized and rewarded through incentive-based compensation.

Associates

The chart below summarizes the Company's workforce at September 30, 1996, 1995 and 1994. The Company's associates are not represented by any unions or covered by any collective bargaining agreements. The Company has experienced no work stoppages and believes that its relationship with associates is good.

                                                   September 30,
                                             1996      1995       1994
                                        -------------------------------------
         DEPARTMENT
         Management/Administration            115       110         115
         Flight                               137       123         119
         Maintenance                           82        72          70
         Driver/Courier/Ramp/Sort             322       281         251
                                        -------------------------------------
              Total                           656       586         555
                                        =====================================


Competition

The air and ground courier industry is highly competitive. The Company's primary competitor is the Federal Reserve's ITS. The actions of the Federal Reserve are regulated by the Monetary Control Act, which, in summary, requires the Federal Reserve to price its services at actual cost plus a private sector adjustment factor. The Company believes that the purpose of the Monetary Control Act is to curtail the possibility of predatory pricing by the Federal Reserve when it competes with the private sector. No assurance beyond the remedies of law can be given that the Federal Reserve will comply with the Monetary Control Act.

In the private sector, there are a large number of smaller, regional carriers that transport canceled checks, none with a significant interstate market share. The two largest private sector air couriers, FedEx and UPS, both carry canceled checks where the deadlines being pursued fit into their existing system, but this has not represented a significant market share of this industry segment to date. The Company provides customized service for its customer base, often with later pick-ups and earlier deliveries than the large, national couriers. Both FedEx and UPS utilize the Company's transportation network for certain situations where they require customized service. No assurance can be provided that FedEx, UPS or any other large national couriers will not attempt to compete more directly with the Company in the future.

The Company competes with commercial airlines and numerous other carriers in its small package transportation business. The Company's market share in this industry is less than 1%. The Company believes that this market represents a significant expansion opportunity. The Company also has a minor presence in the same-day or next-flight-out industry. The Company believes that there are a number of competitors in this industry. To the extent the Company elects to increase its presence in the same-day industry, it will compete against these companies. The Company will emphasize its information technology, competitive pricing and historically high on-time performance levels to compete in this market.

Regulation

The Company is regulated under Part 135 of the Federal Aviation Regulations by the Federal Aviation Administration. In connection with the operation of Company vehicles and aircraft, the Company is subject to regulation by the U. S. Department of Transportation with respect to the handling of hazardous materials. The Company holds nationwide general commodities authority from the Interstate Commerce Commission to operate as a common carrier on an interstate basis within the contiguous 48 states. The Company's delivery operations are subject to various state and local regulations, and in many instances, require permits and licenses from state authorities.

The Company believes that it has all permits, approvals and licenses required to conduct its operations and that it is in compliance with applicable regulatory requirements relating to its operations. Failure of the Company to comply with the applicable regulations could result in substantial fines or possible revocation of one or more of the Company's operating permits.

Trademarks

The Company utilizes various service marks, trademarks and tradenames in connection with its services. While the Company considers its service marks, trademarks and tradenames to be important in the conduct of its business, the business of the Company is not dependent on any individual service mark, trademark or tradename.

Environmental Matters

The Company believes that compliance with environmental matters has not had, and is not expected to have, a material effect on operations. Although the Company believes that it is in compliance with all applicable noise level regulations and is working proactively with various local governments to minimize noise issues, future noise pollution regulations could require the replacement of several of the Company's aircraft.

ITEM 2  -  PROPERTIES

The Company operates ground courier facilities in 40 locations. The land and building complex used for the Company's headquarters in Columbus, Ohio, are leased from Gerald G. Mercer, Chairman, Chief Executive Officer and President of the Company, under a lease agreement which expires on July 30, 2004. Mr. Mercer owns the building and leases the land from The Port Authority of Columbus under a 25-year lease which expires on December 31, 2009, subject to a 20-year renewal option. The complex currently has 80,000 square feet, of which the Company utilizes 73,000 square feet. The remainder is subleased to unrelated third parties. The Company's headquarters is currently used for operations, aircraft maintenance, vehicle maintenance, general and administrative functions, and training. In addition, several facilities also contain, or are primarily used for, storage and warehouse space.

The Company operates at numerous locations throughout the country. The mini-hub locations generally include an office and/or a section of the lessor's hangar or ramp that is allocated to the Company.

For additional information concerning the Company's leases, see the Company's Consolidated Financial Statements, included with this Annual Report on Form 10-K.

ITEM 3  -  LEGAL PROCEEDINGS

There are no pending legal proceedings involving the Company other than routine litigation incidental to the Company's business. In the opinion of the Company's management, such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

Executive Officers of the Registrant

The following table sets forth the executive officers of AirNet Systems, Inc. The executive officers are elected annually and serve at the pleasure of the Board of Directors.

Name                   Age            Position
------                -----          ----------

Gerald G. Mercer       48      Chairman of the Board, President and Chief
                               Executive Officer
Eric P. Roy            41      Director, Executive Vice President,
                               Treasurer, Chief Operating Officer and
                               Chief Financial Officer
Glenn M. Miller        50      Vice President, Operations
Guy S. King            43      Vice President, Sales
Lincoln L. Rutter      40      Vice President, Sales
Kendall W. Wright      48      Vice President, Sales
William R. Sumser      40      Vice President, Finance, Controller and Secretary
Donald D. Strench      40      Vice President, Corporate Development


Gerald G. Mercer has served as Chairman of the Board, President and Chief Executive Officer of the Company since founding the Company in 1974. He served as President of the Michigan Association of Aviation Businesses in 1986, and has been a member of the Young Presidents' Organization since 1986. Mr. Mercer has been a guest speaker at several major universities throughout the country.

Eric P. Roy has been a Director of the Company since 1994 and has served as Chief Financial Officer of the Company since 1986. Mr. Roy was named Executive Vice President and Chief Operating Officer in 1991.

Glenn M. Miller has served as Vice President, Operations for the Company since 1975.

Guy S. King has served as Vice President, Sales for the Company since 1989. Prior to 1989, Mr. King served the Company in numerous functions dating back to 1976, including dispatch and pilot, before eventually founding the Company's small package delivery division in 1984. Mr. King has served on the Board of Directors of the Air Courier Conference of America since 1993.

Lincoln L.  Rutter has served as Vice  President,  Sales for the  Company  since
1988.

Kendall W.  Wright has served as Vice  President,  Sales for the  Company  since
1988.

William R. Sumser has served the Company as Vice President and Secretary since March 1996, as Controller since 1988 and as Assistant Vice President from 1988 through March 1996. Mr. Sumser has 18 years of financial experience, and is responsible for the Company's daily cash management, financial reporting and purchasing functions.

Donald D. Strench has served the Company as Vice President, Corporate Development since April 1996. Prior to joining the Company, Mr. Strench served in various financial positions for American Airlines, Inc. between September 1986 and March 1996, including Vice President, Corporate Development (American Eagle).


                                     PART II

ITEM 5  -  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Common Shares of the Company are traded on The Nasdaq National Market under the symbol "ANSY". The table below sets forth the high and low reported sales prices of the Common Shares on The Nasdaq National Market for the periods indicated.

               1996                High         Low
             --------            --------     -------

         Third Quarter (1)        $16.00      $14.50
         Fourth Quarter            16.00       10.75

---------------
(1) Represents the period from May 31,1996 (date of the initial public offering of the Company's Common Shares) through June 30, 1996.


The Company has not paid any dividends on its Common Shares and does not intend to pay any such dividends in the foreseeable future. The Company anticipates utilizing future excess earnings to finance operations and future growth and development of the Company. Certain restrictive covenants in the Company's revolving credit facility impose limitations on the payment of dividends by the Company. Such covenants prohibit the Company from paying cash dividends on its Common Shares in excess of 50% of net income.

On December 16, 1996, there were approximately 1,200 holders of Common Shares, based upon the number of holders of record and the number of individual participants in certain security position listings.

================================================================================
ITEM 6  -  SELECTED FINANCIAL DATA
================================================================================

                                                                  For the year ended September 30,
                                                       1996         1995        1994        1993       1992
                                                       ----         ----        ----        ----       ----
Statement of Operations Data:                                   (in thousands, except per share data)
Revenues
     Air Transportation                             $ 74,632      $66,456     $62,288     $57,325     $56,719
     Fixed base operations                             1,064        1,006       1,158       1,265       1,335
                                                    --------      -------     -------     -------     -------
Total revenues                                        75,696       67,462      63,446      58,590      58,054

Costs and expenses
     Air transportation                               50,466       46,111      44,570      43,437      41,806
     Fixed base operations                             1,033          956       1,081       1,150       1,217
     Selling, general and administrative              10,909       12,320      10,484       8,251       8,030
                                                    --------      -------     -------     -------     -------
Total costs and expenses                              62,408       59,387      56,135      52,838      51,053
                                                    --------      -------     -------     -------     -------

Income from operations                                13,288        8,075       7,311       5,752       7,001

Interest expense                                       1,053        1,452       1,093       1,123       1,240
Offering related non-recurring expenses  Note 1       13,704            0           0           0           0
Income tax expense, net  Note 2                        4,202            0           0           0           0
                                                    --------      -------     -------     -------     -------

Net income (loss)                                   ($ 5,671)     $ 6,623     $ 6,218     $ 4,629     $ 5,761
                                                    ========      =======     =======     =======     =======

Pro forma information Note 3:
     Historical net income (loss) before taxes      ($ 1,469)     $ 6,623
     Pro forma adjustments other than income
         taxes                                         4,429        7,367
     Pro forma income taxes                            5,642        5,596
                                                    --------      -------
Pro forma net income (loss)                         ($ 2,682)     $ 8,394
                                                    ========      =======

Weighted average common shares outstanding             9,663        8,361

Pro forma net income (loss) per share                ($ 0.28)     $  1.00
                                                    ========      =======

Adjusted pro forma information:
Pro forma net income (loss)                         ($ 2,682)     $ 8,394
Effects of eliminating offering related
     non-recurring expenses, net of tax  Note 1       12,681            0
                                                    --------      -------
Adjusted pro forma net income                       $  9,999      $ 8,394
                                                    ========      =======

Pro forma common shares outstanding  Note 4           12,318       12,318

Adjusted pro forma net income per share              $  0.81      $  0.68
                                                    ========      =======

Balance Sheet Data:
Total assets                                        $ 75,009      $49,037     $42,141     $35,829     $33,637
Total debt                                                 0       19,228      16,250      13,169      13,850
Shareholders' equity                                  65,939       20,469      17,931      16,794      14,036


Note 1 Represents non-cash, non-recurring expenses incurred as a result of the initial public offering, effective May 31, 1996. (See Note 2 to the Consolidated Financial Statements.)

Note 2 Prior to the  Company's  initial  public  offering,  it  operated as an S
     Corporation   under  the  Internal   Revenue  Code  for  tax  purposes  and
     consequently, was not subject to federal and certain state income taxes.

Note 3 Includes pro forma adjustments incurred as a result of the initial public offering. Such adjustments are the result of restructured executive compensation plans, the elimination of a deferred compensation plan, the reduction of interest expense and the termination of a covenant not to compete and corresponding payments. All such changes were effective with the consummation of the initial public offering on May 31, 1996. (See Note 13 to the Consolidated Financial Statements.)

Note 4 Assumes shares issued in the initial public offering were outstanding for the entire period.

================================================================================
ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
================================================================================

General

The Company operates a fully integrated national air transportation network that operates between 90 cities in more than 40 states and delivers over 13,000 time-critical shipments each working day. The Company's bank services division is the leading transporter of canceled checks and related information for the U.S. banking industry. The small package delivery division provides specialized, high priority delivery service for customers requiring a late pick-up and early delivery service combined with prompt, on-line delivery information. The Company also offers retail aviation fuel sales and related ground services for customers in Columbus, Ohio.

On June 5, 1996, the Company successfully completed its initial public offering (the "Offering") raising net proceeds of approximately $82.7 million. Proceeds were used to repay outstanding debt, repurchase an outstanding warrant, make distributions to former shareholders and finance future acquisitions and internal growth. Pursuant to the terms of the Offering, the Company issued 6,440,000 Common Shares at $14.00 per share.

Impact on Operations

The Company's Consolidated Financial Statements have and will be affected by several factors, including the following: (i) the corporate strategic decision to acquire, rather than to lease, aircraft; (ii) S Corporation distributions;
(iii) a change in the Federal Reserve bank regulations affecting the ability of commercial banks to compete with the Federal Reserve banks; (iv) cancellation of the Wright International Express, Inc. ("WIE") covenant not to compete and repurchase of WIE warrants; (v) the incurrence of non-cash, non-recurring expenses associated with the Company's Offering; (vi) development of a fuel rebate/surcharge program for the Company's customers; (vii) taxes on income in connection with the termination of Company's S Corporation status; and (viii) the tax benefit associated with the exercise of the WIE warrant.

Corporate strategic decision to acquire aircraft. In fiscal 1993, the Company made a strategic decision to replace leased aircraft, particularly jet aircraft, with purchased aircraft. The Company was able to pursue this strategy as a result of its strong financial condition and ability to take on additional debt to fund such acquisitions. As aircraft leases expired, the Company began purchasing replacement aircraft. The resulting savings in lease expense were offset partially by increased interest expense due to increased debt and increased depreciation expense. In fiscal 1994, the Company decided also to begin replacing some of its leased light twin engine aircraft with larger twin engine aircraft with increased payload capacities.

S Corporation Distributions. Since the Company elected S Corporation status in July 1988, it has made distributions to its shareholders for the purpose of funding their income tax payments on the income generated by the Company, which income is taxable to the shareholders whether or not distributed. In fiscal 1994, the Company began making S Corporation distributions in amounts in excess of the amounts necessary to pay applicable income taxes. In fiscal 1996, such distributions totaled approximately $1.0 million. In addition, in connection with the Offering and the conversion to a C Corporation status, the Company made distributions of the accumulated adjustments accounts ("AAA distributions") totaling $21.0 million, which approximated the value of the Company's AAA account at the time of the Offering.

Modification of Federal Reserve bank regulations. In January, 1994, the banking industry benefited from the determination that the Federal Reserve banks had an unfair advantage in the marketplace for check clearing services. Prior to such determination, Federal Reserve banks were allowed to present checks to the Federal Reserve for payment in immediately available funds without having to pay a presentment fee. Commercial banks are often required to pay a presentment fee to other commercial banks in exchange for the right to draw immediately against deposits of such banks. The Federal Reserve responded by initiating a regulatory policy called "Same-Day Settlement", which mandates that if a bank is presented with a check drawn on its deposits, such bank must pay the presenting bank in immediately available funds, without charging any additional fees, provided the check is presented by 8:00 a.m. Same-Day Settlement has allowed commercial banks to compete more favorably with the Federal Reserve banks and correspondingly, has increased demand for the Company's delivery services, as the Company can deliver to most locations in the U.S. prior to the 8:00 a.m. deadline.

WIE covenant not to compete and warrant. In 1988, the Company purchased certain assets of WIE. In connection with the purchase agreement, the Company entered into a non-compete agreement that required annual payments to the former WIE shareholder tied to the cash flows and debt to equity ratios of the Company. Upon the closing of the Offering, the non-compete agreement was terminated, resulting in a non-cash, non-recurring expense of $2.6 million. Also in consideration for the purchase of WIE, the Company issued a warrant to a former WIE shareholder which was exercisable upon the closing of an initial public offering. Upon closing of the Offering, the Company purchased the WIE warrant for $29.9 million and canceled the warrant, resulting in a reduction in shareholders' equity.

Non-recurring expenses. The Company incurred significant non-cash, non-recurring expenses in conjunction with its Offering. These expenses included (i) $14.8 million of compensation expense related to the portion of AAA distributions to certain executive officers not previously recorded as expense in connection with the termination of the Company's S Corporation status, plus the difference between the net offering price and the net book value per Common Share held by the executives under certain stock purchase agreements, which predated the initial public offering; and (ii) $2.6 million related to the write-off of the WIE covenant not to compete. These expenses were offset with a $1.7 million elimination of a deferred compensation liability associated with the stock purchase agreements and a $2.0 million elimination of a liability related to deferred compensation agreements with certain executive officers.

Development of fuel rebate surcharge program. In January 1990, the Company developed a fuel rebate/surcharge program. Pursuant to this program, as the OPIS-CMH (Oil Price Information Service - Columbus, Ohio Station) price of jet fuel exceeds $.75 per gallon, the Company's customers are surcharged. In turn, as the OPIS-CMH price falls below $.68 per gallon, the Company's customers receive a rebate.

Taxes on income. In July 1988, the Company elected to be treated as an S Corporation under Subchapter S of the Internal Revenue Code and comparable provisions of certain state tax laws, and historically paid no federal income tax. For reporting purposes, the Company recorded charges for state taxes for those states which did not recognize the Subchapter S status. Prior to the closing of the Offering, the Company terminated its Subchapter S status and has been responsible for federal and state income taxes from the date of the termination.

Tax benefit from the exercise of the WIE warrant. The Company expects to receive a tax benefit asset from the repurchase and cancellation of the WIE warrant of approximately $7.0 million. The tax benefit, which was recorded in the Company's balance sheet in 1996, may be used to offset taxes payable on future income of the Company. The tax benefit will have no effect on the Company's income statement currently, or in the future, but will have a positive impact on cash flows.

Results of Operations

Fiscal 1996 compared to fiscal 1995

Revenues were a record $75.7 million in fiscal 1996, an increase of $8.2 million, or 12.2%, over fiscal 1995. Of the increase, $2.0 million is attributable to price increases effective January 1, 1996 and 1995. Revenues from check delivery increased $6.8 million, or 11.6%, primarily due to increased business activity and increases in total weight shipped, while small package delivery revenues increased $1.4 million, or 17.3%, due primarily to increased activity from both new and existing customers.

Total costs and expenses were $62.4 million in fiscal 1996, an increase of $3.0 million, or 5.1%, over 1995 levels, resulting in income from operations of $13.3 million in fiscal 1996 compared to $8.1 million in fiscal 1995. Air transportation expenses were up $4.4 million, or 9.4%, while selling, general and administrative expenses decreased $1.4 million, or 11.4%, for the year.

Air transportation costs increased due, in part, to the addition of air and ground personnel required to service a larger fleet of aircraft and the increased volume of activity. In addition, depreciation expense increased $1.1 million, or 15.2%, due to the increased size of the Company's fleet, which grew from 65 owned aircraft at September 30, 1995 to 83 at September 30, 1996. The increase in depreciation expense was offset by a reduction in lease expense as a result of the Company's strategy to acquire rather than lease aircraft. A rise in fuel prices coupled with increased flight hours contributed to a $0.7 million, or 9.8%, increase in aircraft fuel expense.

Selling, general and administrative expenses decreased primarily due to the restructuring of executive compensation plans (which resulted in a $0.5 million decrease), the termination of stock purchase agreements (which resulted in a $0.3 million decrease) and the termination of a covenant not to compete (which resulted in a $1.4 million decrease). All were effective in conjunction with the Offering in May 1996. The stock purchase agreements were with certain executive officers and had been tied to the appreciation in the book value of the Common Shares of the Company. The covenant not to compete required payments based on the Company's cash flow and debt to equity ratio. These decreases were offset by an increase in consulting fees incurred with the reconstruction of executive compensation and employee stock option plans and increased wages related to the hiring of additional personnel.

Interest costs decreased $0.4 million as a result of the repayment of all outstanding debt in June 1996 with proceeds from the Offering.

The Company incurred $13.7 million of non-cash, non-recurring expenses in connection with its Offering. These expenses included (i) $14.8 million of compensation expense related to the portion of accumulated adjustment accounts, or AAA, distributions to certain executive officers not previously recorded as expense in connection with the termination of the Company's S Corporation Status, plus the difference between the net offering price and the net book value per Common Share held by the executives under certain stock purchase agreements, which predated the Offering and (ii) $2.6 million related to the write-off of a covenant not to compete with former WIE shareholders. These expenses were offset with a $1.7 million elimination of a deferred compensation liability associated with the stock purchase agreements and a $2.0 million elimination of a liability related to deferred compensation agreements with certain executive officers.

The Company operated as an S Corporation under the Internal Revenue Code from 1988 until it elected to terminate its S Corporation status on May 30, 1996. Under its Subchapter S election, shareholders of the Company were taxed directly on the Company's income and, consequently, the Company was not subject to federal and certain state income tax at the corporate level. In connection with the termination of the S Corporation status, the Company recorded a net tax liability of $2.4 million as a result of the cumulative effect of deferred income taxes attributable to its change in status. In addition, the Company recorded net deferred tax expense of $1.8 million for fiscal 1996 related to the income tax expense on operating income since May 30, 1996, offset by the favorable tax effect of the write-off of the covenant not to compete with former WIE shareholders.

Pro forma information reflects the effects of certain Offering related transactions on the statements of operations as if they occurred at the beginning of the periods presented. See Note 3 to the Selected Financial Data table included in Item 6 of this Annual Report on Form 10-K.

Fiscal 1995 compared to fiscal 1994

Revenues were $67.5 million for fiscal 1995, an increase of $4.1 million, or 6.3%, compared to $63.4 million for fiscal 1994. Revenues from check delivery were $58.3 million for fiscal 1995, an increase of $4.3 million, or 7.8%, compared to $54.0 million for fiscal 1994. This increase was due to the increased level of business activity, at least part of which can be attributed to the implementation of Same-Day Settlement in January 1994. The increase in revenues from check delivery was also due in part to the increase in the Company's shipping volume as a result of increased participation the NCHA throughout 1994 and 1995. Of the overall increase in revenues for fiscal 1995 compared to fiscal 1994, approximately $2.0 million was due to rate increases implemented by the Company in January, 1995.

Revenues from small package delivery were $8.2 million for both fiscal 1995 and fiscal 1994. A 4.7% increase in revenues from new business and increased business from existing customers was offset by a $0.4 million loss of business from the U.S. Postal Service.

Revenues from fixed base operations were $1.0 million for fiscal 1995, a decrease of $0.2 million, or 13.1%, compared to $1.2 million for fiscal 1994. This decrease was due to a $0.3 million decrease in revenues generated from retail maintenance as a result of the Company's decision to reduce retail work due to the maintenance demands of its own growing fleet of aircraft. This decrease was partially off-set by a $0.1 million increase in revenues from retail fuel sales.

Wages and benefits expense was $9.2 million for fiscal 1995, an increase of $1.0 million, or 12.3%, compared to $8.2 million for fiscal 1994. Of the increase, $0.6 million was due to increased costs of benefits. The Company increased its discretionary contribution to the Company's 401(k) plan by $0.2 million, and group health insurance costs increased by $0.4 million. The Company is self-insured for health care benefits and such claims were greater in fiscal 1995 than in fiscal 1994.

Aircraft fuel expense was $7.4 million for fiscal 1995, an increase of $0.4 million, or 7.0%, compared to $7.0 million for fiscal 1994. This increase was due, in part, to an increase in hours flown. The increase in aircraft fuel expense was also due, in part, to minor increases in aviation fuel prices during fiscal 1995. Fuel rebates were $0.4 million for fiscal 1995 compared to $0.3 million for fiscal 1994.

Aircraft maintenance expense was $6.0 million for fiscal 1995, an increase of $0.3 million, or 5.5%, compared to $5.7 million for fiscal 1994. The increase was due, in part, to higher parts costs and use of outsourced maintenance facilities for more routine maintenance in fiscal 1995 compared to fiscal 1994.

Outsourcing maintenance work was necessary because rotating the Company's fleet to one of the Company's maintenance facilities became increasingly difficult as the flight hours increased in fiscal 1995.

Aircraft lease expense was $1.0 million for fiscal 1995, a decrease of $2.3 million, or 68.0%, compared to $3.3 million for fiscal 1994. This decrease was due to the Company's continued strategy of acquiring, rather than leasing aircraft. During the last month of fiscal 1994 and the first month of fiscal 1995, the Company acquired three Learjets that it had previously leased. By the end of fiscal 1995, the Company leased only one Learjet and 12 light twin engine aircraft.

Ground couriers and outside services expenses were $8.6 million for fiscal 1995, an increase of $0.3 million, or 3.2%, compared to $8.3 million for fiscal 1994. This increase was due in part to a $0.4 million increase in the cost of ground agents due to the additional agents needed to handle the increased volume in shipments, partially offset by a $0.1 million decrease in the cost of independent contractors due to the loss of the U. S. Postal Service business.

Depreciation and amortization expense was $7.4 million for fiscal 1995, an increase of $1.1 million, or 16.1%, compared to $6.3 million for fiscal 1994. Almost all of this increase was due to an increase in the depreciation of flight equipment as a result of the Company's strategy to acquire rather than lease aircraft.

Other operating expenses were $6.4 million for fiscal 1995, an increase of $0.6 million, or 11.5%, compared to $5.8 million for fiscal 1994. This increase was due to an increase in insurance expense in fiscal 1995 compared to fiscal 1994, partially due to an increase in aircraft insurance of $0.4 million due to a rate increase and a year-end adjustment for increased fleet value, and partially due to an increase in workers' compensation insurance of $0.2 million due to a rate increase and an increase in payroll.

Fixed base operations expense was $1.0 million in fiscal 1995, an decrease of $0.1 million, or 11.6%, compared to $1.1 million for fiscal 1994. This decrease was due to a decrease in the cost of retail maintenance and a non-cash charge taken in 1995 to write down the value of one of the Company's facilities.

Selling, general and administrative expenses were $12.3 million for fiscal 1995, an increase of $1.8 million, or 17.5%, compared to $10.5 million for fiscal 1994. Executive compensation increased primarily due to a $0.6 million increase in performance-based bonuses in fiscal 1995 compared to fiscal 1994. Other executive compensation, which includes the appreciation in the book value of the Common Shares acquired by certain executive officers pursuant to stock purchase agreements executed in April 1994, increased due to fiscal 1995 expense being for a full fiscal year compared to fiscal 1994 expense which related to only a six month period. A $0.5 million increase was attributable to increased payments in fiscal 1995 compared to fiscal 1994 under the WIE covenant not to compete. Other selling, general and administrative expense decreased $0.4 million due to a $0.3 million decrease in the loss on disposal of assets and a $0.1 million decrease in professional fees in fiscal 1995 compared to fiscal 1994, partially offset by computer-related expenses associated with the development and implementation of handheld bar code scanners.

Interest expense was $1.5 million in fiscal 1995, an increase of $0.4 million, or 32.9%, compared to $1.1 million for fiscal 1994. This increase was primarily due to the Company's increased capital expenditures, including the acquisition of additional aircraft during the 13 months beginning September 1994 which increased debt by $5.3 million. The increase in interest expense was partially offset by a decrease in aircraft lease expense. During fiscal 1995, the Company also amended its credit agreement to allow the Company to borrow funds at the variable Eurodollar rates tied to the Company's debt to equity ratio.


Liquidity and Capital Resources

General. Historically, the Company's principal sources of liquidity have been internally generated funds and credit arrangements. On June 5, 1996, the Company successfully completed the Offering for 6,440,000 Common Shares at $14.00 per share. Pursuant to the Offering, the Company received total net proceeds of approximately $82.7 million. Prior to the Offering, the Company made $21.0 million in distributions to the S Corporation shareholders for the undistributed earnings in the Company's AAA account associated with the Company's S Corporation status. These distributions were made through the Company's issuance of promissory notes to such shareholders, which were subsequently paid off with the Offering proceeds. The following is a summary of the use of the Offering proceeds:

                                                                     (in 000's)

     Offering proceeds, net of expenses                               $82,696
     Use of Proceeds:
       Repayment of debt                                              (19,000)
       Distribution  to  former  shareholders  for  undistributed earnings associated with an S Corporation status
                                                                      (21,000)
       Costs  associated  with the purchase and  cancellation  of
       the WIE warrant                                                (29,902)
                                                                   ------------

     Net increase in cash from Offering proceeds                      $12,794
                                                                   ============

Current Credit Arrangements. Simultaneously with the closing of the Offering, the Company entered into a new credit agreement to replace its existing agreement. The new credit agreement provides the Company with a $50.0 million, five year, unsecured revolving credit facility. The new credit agreement limits the availability of funds to certain specified percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the agreement requires the maintenance of certain minimum net worth and cash flow levels, imposes certain limitations on payments of dividends, restricts the amount of additional debt and requires prior bank approval for certain acquisitions. There were no borrowings under the new credit agreement at September 30, 1996.

Investing activities. Capital expenditures totaled $17.1 million for fiscal 1996, compared to $14.2 million and $12.8 million for fiscal 1995 and fiscal 1994, respectively. Of the total incurred in fiscal 1996, $2.8 million was for the acquisition of the assets of Midway Aviation, Inc. ("Midway"), a regional air freight courier engaged primarily in the business of canceled check transportation. The remainder was incurred for aircraft and flight equipment, delivery vehicles and facility improvements. The Company anticipates it will incur approximately $17.0 million for capital expenditures in fiscal 1997, excluding any acquisitions of new businesses. The Company anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers. The Company is also anticipating an additional expansion to its facilities beginning in fiscal 1997, at an estimated cost of $4.0 million.

Subsequent to the end of the fiscal year, the Company purchased all of the shares of Float Control Inc. in exchange for 157,293 Common Shares and approximately $0.7 million. As a result of this acquisition, the Company will indirectly hold a 19% interest in the CHEXS Partnership, an industry leader in payment initiatives. In addition, the Company signed a letter of intent to acquire a small package air freight forwarder for approximately $2.1 million. If a final agreement is reached, the acquisition will not only add to the Company's revenue base, but will also add approximately 1,800 new customers and 1,000 nightly shipments to the Company's air transportation system.

Cash flow from operating activities. Net cash flow from operating activities was $18.2 million for fiscal 1996, compared to $15.3 million and $14.7 million for fiscal 1995 and fiscal 1994, respectively. The fiscal 1996 cash flow is primarily the result of operating income before non-cash, non-recurring expenses.

The Company anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

Seasonality and Variability in Quarterly Results

The Company's operations historically have been somewhat seasonal and somewhat dependent on the number of banking holidays falling during the week. Because financial institutions are currently the Company's principal customers, the Company's air system is scheduled around the needs of financial institution customers. When financial institutions are closed, there is no need for the Company to operate a full system. The Company's first fiscal quarter is often the most impacted by bank holidays (including Thanksgiving and Christmas) recognized by its primary customers. When these holidays fall on Monday through Thursday, the Company's revenue and net income are adversely affected. The Company's annual results fluctuate as well. There can be a difference of two to three days of system operation from one year to the next. For example, the Company operated a full system on 200 days in fiscal 1996, 197 days in fiscal 1995 and 199 days in fiscal 1994. The Company expects to fly a full system 199 days in fiscal 1997.

Operating results are also affected by the weather. The Company generally experiences higher maintenance costs during its second quarter. Winter weather also requires additional costs for de-icing, hangar rental and other aircraft services. The Company's cash flows are also influenced by the budget cycles of its primary customers. Many financial institutions have calendar year budget cycles and desire to pay for December services prior to year end. This results in increased cash flows for the Company's first fiscal quarter but decreased cash flows in January and February.

Selected Quarterly Data

The following is a summary of the unaudited quarterly results of operations for the years ended September 30, 1996 and 1995:

                                                                          Quarter
                                        ------------------------------------------------------------------------
                                            First          Second          Third          Fourth          Year
----------------------------------------------------------------------------------------------------------------
                                                     (in thousands except per share data)
Total revenues
                        1996               $17,341        $18,168         $19,888        $20,299        $75,696
                        1995                15,635         16,817          17,712         17,298         67,462

Income from operations
                        1996                 2,189          2,240           3,792          5,067         13,288
                        1995                 1,744          1,750           2,296          2,285          8,075

Historical net income (loss)
                        1996                 1,817          1,876        (10,215)          5,053        (1,469)
                        1995                 1,455          1,428           1,856          1,884          6,623

Pro forma net income (loss)
                        1996                 1,983          2,084         (9,780)          3,031        (2,682)
                        1995                 1,638          2,082           2,432          2,242          8,394

Pro forma earnings (loss) per share (Note 1)
                        1996                  $.23           $.25         $(1.02)           $.25         $(.28)
                        1995                   .19            .24             .29            .27           1.00



Adjusted Pro forma net income (Note 2)
                        1996                $1,983         $2,084          $2,901         $3,031         $9,999
                        1995                 1,638          2,082           2,432          2,242          8,394

Adjusted Pro forma earnings per share (Note 3)
                        1996                  $.16           $.17            $.24           $.25           $.81
                        1995                   .13            .17             .20            .18            .68

---------------------

(Note 1) - Calculated based on weighted average common shares outstanding, including WIE warrants.

(Note 2) - Excludes the effects of the Offering related  non-cash, non-recurring expenses.
(Note 3) - Assumes all common shares issued during the Offering were outstanding for the entire period.


Inflation

Historically, inflation has not been a significant factor to the Company. Although the value of the Company's service to its primary customers is enhanced by higher interest rates, the volume of business has not changed historically with fluctuating interest rates. The Company has attempted to minimize the effects of inflation on its operating results though rate increases and cost controls, including the development of a fuel rebate/surcharge program. Pursuant to this program, as the OPIS-CMH price of jet fuel exceeds $.75 per gallon, the Company's customers are surcharged. Inversely, if the OPIS-CMH price falls below $.68 per gallon, the Company's customers receive a rebate.

Environmental Matters

The Company believes that compliance with environmental matters has not had, and is not expected to have, a material effect on operations. Although the Company believes that it is in compliance with all applicable noise level regulations and is working proactively with various local governments to minimize noise issues, future noise pollution regulations could require the replacement of several of the Company's aircraft.

Safe Harbor Statement

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as these statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained, or incorporated by reference, in this Form 10-K is forward-looking. In some cases, information regarding certain important factors that could cause actual results to differ materially from any such forward-looking statement appear together with such statement. Also, the following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements:

Competition. The market for scheduled air and ground delivery service is highly competitive. The Company's bank services division competes primarily against the Federal Reserve's ITS, which has significantly greater financial and other resources than the Company. The Federal Reserve is regulated by the Monetary Control Act of 1980 (the "Monetary Control Act"), which in general requires that the Federal Reserve price its services on a cost basis plus a set percentage private market adjustment. Failure by the Federal Reserve to comply with the Monetary Control Act could have an adverse competitive impact on the Company. In addition, there can be no assurance that the Monetary Control Act will not be amended, modified or repealed, or that new legislation affecting the Company's business will not be enacted. Although the entrance of such major participants in the next-day and second-day air delivery market as UPS and FedEx into the business of same-day and early morning delivery has not had a material adverse effect on the Company's business to date, there can be no assurance that these competitors will not have such an effect in the future.

Interest rate fluctuations. The value of the Company's canceled check transportation services to its banking customers is directly related to the federal funds rate, which is determined by the Federal Reserve and represents the rate of interest that banks can earn on timely delivered shipments of canceled checks. If the federal funds rate were to drop to historically low levels, the resulting diminution in the value of the Company's services to its banking customers could adversely affect the Company's business.

Technology. Some analysts have predicted that the increased use of electronic funds transfers will lead to a "checkless society", which could adversely affect the demand for the Company's delivery services to the financial services industry. In addition, some banking industry analysts have predicted the development of various forms of imaging technology that could reduce or eliminate the need for prompt delivery of canceled checks. Similarly, technological advances in the nature of "electronic mail" and "telefax" have affected the demand for on-call delivery services by small package delivery customers. While none of these technological advance have had a significant adverse impact on the Company's business to date, there can be no assurances that these or similar technologies, or other regulatory or technological changes in the check clearance and national payment systems, will not have an adverse effect on the Company's business in the future.

Risks related to growth through acquisitions. One of the Company's business strategies is to increase its revenues, earnings and market share through the acquisition of companies that will complement its existing operations or provide it with an entry into markets it does not currently serve. Growth through acquisition involves substantial risks, including the risk of improper valuation of the acquired business and the risk of inadequate integration. There can be no assurances that the suitable acquisition candidates will be available, that the Company will be able to acquire or profitably manage such additional companies or that future acquisitions will produce returns that justify the investment. In addition, the Company may compete for acquisitions and expansion opportunities with companies that have significantly greater resources than the Company.

The Company currently intends to finance future acquisitions by using Common Shares for all or a portion of the consideration to be paid, which may result in substantial dilution to the current holders of the Common Shares. In the event the Common Shares do not maintain a sufficient valuation, or potential acquisition candidates are unwilling to accept the Common Shares as part of the consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to pursue its acquisition strategy. If the Company does not have sufficient cash resources, its growth potential could be limited and its existing operations could be impaired unless its is able to obtain additional capital through future debt or equity financing. There can be no assurance that the Company will be able to obtain such financing or that, if available, such financing will be on terms acceptable to the Company.

Dependence on key supplier. The Company currently utilizes the services of Garrett Aviation exclusively for major period inspections and core overhauls of its 30-series Learjets. This reliance on a sole supplier involves several risks, including a risk of the unavailability of these services and a reduced control of pricing and completion times for such services. Failure to receive such services from Garrett Aviation or an alternative supplier on a timely basis or a substantial increase in the prices of such services could have an adverse effect on the Company's business.

Permits and licensing; regulation. The Company's delivery operations are subject to various federal, state and local regulations that in many instances require permits and licenses. Failure by the Company to maintain required permits or licenses, or to comply with the applicable regulations, could result in substantial fines or possible revocation of the Company's authority to conduct certain of its operations. Furthermore, acquisitions by the Company could be impeded by delays in obtaining approvals for the transfer of permits or licenses, or failure to obtain such approvals

The Company's flight operations are regulated by the Federal Aviation Administration (the "FAA") under Part 135 of the Federal Aviation Regulations. Among other things, these regulations govern permissible flight and duty time for aviation flight crews. The FAA is currently contemplating certain changes in flight and duty time guidelines, which, if adopted, could increase the Company's operating costs. These changes, if adopted, could also require the Company and other operators regulated by the FAA to hire additional flight crew personnel. No changes of this nature have been adopted at this time. In addition, Congress, from time to time, has considered various means, including excise taxes, to raise revenues directly from the airline industry to pay for air traffic control facilities and personnel. There can be no assurances that Congress will not change the current federal excise tax rate or enact new excise taxes, which could adversely affect the Company's business.

ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   Index to Consolidated Financial Statements

Report of Independent Auditors.....................................    Page 37

Consolidated Balance Sheets as of September 30, 1996 and 1995......    Page 38

Consolidated Statements of Operations for the years ended
September 30, 1996, 1995 and 1994..................................    Page 39

Consolidated Statements of Cash Flows for the years ended
September 30, 1996, 1995 and 1994..................................    Page 40

Consolidated Statements of Changes in Shareholders' Equity
for the years ended September 30, 1996, 1995 and 1994..............    Page 41

Notes to Consolidated Financial Statements......................... Page 42-53


Quarterly Results of Operations are included in ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under the caption "Selected Quarterly Data".

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company's accountants on matters of accounting or financial disclosure.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with General Instruction G(3), the information required by Items 401 and 405 of Regulation S-K which will be included in the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on March 6, 1997, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 (the "Proxy Statement"), is incorporated herein by reference.

The information concerning the Company's executive officers required by Item 401 of Regulation S-K is included in Part I hereof under the caption "Executive Officers of the Registrant".

ITEM 11 -  EXECUTIVE COMPENSATION

In accordance with General Instruction G(3), the information required by Item 402 of Regulation S-K which will be included in the Company's definitive Proxy Statement, is incorporated by reference. Neither the report on executive compensation nor the performance graph included in the Company's Proxy Statement shall deemed to be incorporated herein by reference.

ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with General Instruction G(3), the information required by Item 403 of Regulation S-K which will be included in the Company's definitive Proxy Statement, is incorporated herein by reference.

ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with General Instruction G(3), the information required by Item 404 of Regulation S-K which will be included in the Company's definitive Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of this Report

     1. The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K. See Item 8 above.

     2.   Schedule II - Valuation and Qualifying Accounts............... page 54

          Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

       3.  Exhibits

           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page
           55. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                  Executive Compensation Plans and Arrangements

Exhibit No.       Description                     Location
-----------       -----------                     --------

   10.1     Deferred        Compensation      Incorporated     herein    by
            Agreement    dated   as   of      reference to  Exhibit 10.2 to
            December 18, 1986 between the Company's Registration the Company and Glenn M. Statement on Form S-1
            Miller, as amended                (Registration   No. 333-3092)
                                              filed on  April 2,  1996 (the
                                              "Form S-1")

   10.2     Deferred        Compensation      Incorporated     herein    by
            Agreement    dated   as   of      reference to  Exhibit 10.3 to
            December 19,   1986  between      the Company's Form S-1
            the Company  and  Charles A.
            Renusch, as amended

   10.3     Deferred        Compensation      Incorporated     herein    by
            Agreement    dated   as   of      reference to  Exhibit 10.4 to
            February 10,   1989  between      the Company's Form S-1
            the   Company   and  Eric P.
            Roy, as amended

   10.4     Deferred        Compensation      Incorporated     herein    by
            Agreement    dated   as   of      reference to  Exhibit 10.5 to
            February 10,   1989  between      the Company's Form S-1
            the   Company   and   Guy S.
            King, as amended

   10.5     Deferred        Compensation      Incorporated     herein    by
            Agreement    dated   as   of      reference to  Exhibit 10.6 to
            October 17,   1990   between      the Company's Form S-1
            the Company  and  Lincoln L.
            Rutter, as amended

   10.6     Deferred        Compensation      Incorporated     herein    by
            Agreement    dated   as   of      reference to  Exhibit 10.7 to
            July 18,  1991  between  the      the Company's Form S-1
            Company    and    William R.
            Sumser, as amended

   10.7     Deferred        Compensation      Incorporated     herein    by
            Agreement    dated   as   of      reference to  Exhibit 10.8 to
            October 1,  1991 between the      the Company's Form S-1
            Company    and    Kendall W.
            Wright, as amended

   10.8     Form   of   Amendment    and      Incorporated     herein    by
            Waiver      to      Deferred      reference to  Exhibit 10.9 to
            Compensation       Agreement      the    Company's    Amendment
            dated  as  of  May 2,   1996      No. 1       to       Form S-1
            between   the   Company  and      Registration        Statement
            each of Messrs. Miller, (Registration No. 333-3092) Renusch, Roy, King, Rutter, filed on May 7, 1996
            Sumser  and   Wright   (each      ("Amendment No. 1")
            separate     amendment    is
            substantially  identical  in
            all respects)

   10.9     AirNet  Systems,  Inc.  1996      Incorporated     herein    by
            Incentive Stock Plan              reference  to   Exhibit 10.10
                                              to  the  Company's  Amendment
                                              No. 1

(b)    Reports on Form 8-K:

       No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1996.

(c)    Exhibits

       See Item 14(a) (3) above.

(d)    Financial Statement Schedules

       The response to this portion of Item 14 is submitted as a separate section of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     AIRNET SYSTEMS, INC.


Dated: December 19, 1996            By: /s/ Gerald G. Mercer
                                        ________________________________________
                                        Gerald G. Mercer, Chairman of the Board,
                                        President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                   Title                              Date
     -----------                 -------                            ------

/s/ Gerald G. Mercer     Chairman of the Board, President,     December 19, 1996
________________________ Chief Executive Officer and Director
Gerald G. Mercer         (Principal Executive Officer)

/s/ Eric P. Roy          Director, Executive Vice President,   December 19, 1996
________________________ Chief Operating Officer, Chief
Eric P. Roy              Financial Officer and Treasurer
                         (Principal Financial and Accounting
                         Officer)

*Roger D. Blackwell      Director                              December 19, 1996
________________________
Roger D. Blackwell

*Tony C. Canonie, Jr.    Director                              December 19, 1996
________________________
Tony C. Canonie, Jr.

*Russell M. Gertmenian   Director                              December 19, 1996
________________________
Russell M. Gertmenian

*J. F. Keeler, Jr.       Director                              December 19, 1996
________________________
J. F. Keeler, Jr.

*By /s/ Gerald G. Mercer
________________________
    Gerald G. Mercer
    Attorney-in-Fact

                         Report of Independent Auditors



Shareholders and Board of Directors
AirNet Systems, Inc.


We have audited the accompanying consolidated balance sheets of AirNet Systems, Inc. and subsidiary (the Company), formerly New Creations, Inc., as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirNet Systems, Inc. and subsidiary at September 30, 1996 and 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Columbus, Ohio
November 22, 1996

                              AirNet Systems, Inc.
                           Consolidated Balance Sheets
                                                                              September 30,
                                                                    ------------------------------
                                                                        1996              1995
                                                                      --------          --------
ASSETS
Current assets:
     Cash                                                           $ 11,405,672      $    238,394
     Accounts receivable:
        Trade, less allowances of $14,000 and $2,000 in
            1996 and 1995, respectively                                6,849,606         6,057,987
        Shareholder, affiliates, and employees                           260,220           303,490
     Spare parts and supplies                                          5,195,917         3,932,956
     Deposits and prepaids                                             2,979,580         2,195,115
                                                                    ------------      ------------
Total current assets                                                  26,690,995        12,727,942

Net property and equipment (Note 3)                                   40,721,952        32,833,612

Other assets:
     Intangibles, net of accumulated amortization of $1,267,000
       and $3,404,000 in 1996 and 1995, respectively                   1,741,091         3,418,276
     Other                                                                51,860            57,060
     Deferred tax asset (Notes 2 and 9)                                5,803,057                 0
                                                                    ------------      ------------
Total assets                                                        $ 75,008,955      $ 49,036,890
                                                                    ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $  3,686,733      $  3,937,894
     Salaries and related liabilities                                  1,223,820           556,778
     Accrued expenses                                                    553,359         1,605,619
     Deferred taxes (Note 9)                                             208,995                 0
     Current portion of notes payable (Note 4)                                 0         5,565,706
                                                                    ------------      ------------
Total current liabilities                                              5,672,907        11,665,997

Notes payable, less current portion (Note 4)                                   0        13,662,633
Deferred tax liability (Note 9)                                        3,397,062                 0
Deferred compensation (Note 2)                                                 0         3,238,856

Shareholders' equity (Note 2):
     Preferred stock, $.01 par value; 10,000,000 shares
       authorized; and no shares issued and outstanding                        0                 0
     Common stock, $.01 par value; 40,000,000 shares
       authorized; and 12,317,835 and 5,710,608 shares
       issued and outstanding  in 1996 and 1995, respectively            123,178            57,106
     Additional paid-in-capital                                       75,929,927           349,534
     Retained earnings                                               (10,114,119)       20,385,860
     Notes receivable from shareholders                                        0          (323,096)
                                                                    ------------      ------------
Total shareholders' equity                                            65,938,986        20,469,404

                                                                    ------------      ------------
Total liabilities and shareholders' equity                          $ 75,008,955      $ 49,036,890
                                                                    ============      ============

      See notes to financial statements


                              AirNet Systems, Inc.
                      Consolidated Statements of Operations

                                                                  Years Ended September 30,
                                                       ---------------------------------------------
                                                            1996             1995           1994
                                                          --------         --------       --------
Revenues
   Air transportation,  net of excise tax
      of $716,000, $1,810,000 and $1,841,000
      for the years ended September 30, 1996,
      1995 and 1994:
     Check delivery                                    $ 65,024,522      $58,263,706     $54,046,381
     Small package delivery                               9,608,279        8,191,723       8,241,332
   Fixed base operations                                  1,063,583        1,006,529       1,158,044
                                                       ------------      -----------     -----------
Total revenues                                           75,696,384       67,461,958      63,445,757

Costs and expenses
   Air transportation
     Wages and benefits                                   9,862,436        9,195,208       8,185,759
     Aircraft fuel                                        8,177,970        7,444,878       6,958,282
     Aircraft maintenance                                 6,551,792        6,033,739       5,720,763
     Aircraft leases                                        772,900        1,042,653       3,260,273
     Ground couriers and other outside services           9,390,174        8,611,022       8,346,805
     Depreciation and amortization                        8,472,864        7,353,753       6,332,667
     Other                                                7,237,271        6,429,319       5,765,303
   Fixed base operations                                  1,033,068          955,792       1,081,502
   Selling, general and administrative
     Executive compensation                               3,452,336        3,952,388       3,284,619
     Other executive compensation (Note 2)                2,124,386        2,635,157       1,598,176
     Noncompetition agreements (Note 2)                     919,675        2,327,726       1,813,114
     Other                                                4,413,014        3,404,796       3,787,703
                                                       ------------      -----------     -----------
Total costs and expenses                                 62,407,886       59,386,431      56,134,966
                                                       ------------      -----------     -----------
Income from operations                                   13,288,498        8,075,527       7,310,791
Interest expense                                          1,053,169        1,452,066       1,092,990
Offering related non-recurring expenses (Note 2)         13,704,398                0               0
                                                       ------------      -----------     -----------
Income (loss) before taxes                             (  1,469,069)       6,623,461       6,217,801
Income tax provision                                      1,764,000                0               0
Tax provision due to change in tax status (Note 9)        2,438,000                0               0
                                                       ------------      -----------     -----------
Net Income (loss)                                      ($ 5,671,069)     $ 6,623,461     $ 6,217,801
                                                       ============      ===========     ===========

Pro forma information (Note 13):
   Historical income (loss) before taxes               ($ 1,469,069)     $ 6,623,461
   Proforma adjustments other than income taxes           4,429,470        7,367,337
                                                        -----------      -----------
   Pro forma income before taxes                          2,960,401       13,990,798
   Pro forma taxes on income                              5,642,575        5,596,319
                                                        -----------      -----------
   Pro forma net income (loss)                         ($ 2,682,174)     $ 8,394,479
                                                        ===========      ===========

   Pro forma net income (loss) per common share         ($     0.28)     $      1.00
                                                        ===========      ===========

   Weighted average common shares outstanding             9,663,453        8,361,359
                                                        ===========      ===========


See notes to financial statements

                              AirNet Systems, Inc.
                      Consolidated Statements of Cash Flows

                                                                               Year ended September 30
                                                                 ------------------------------------------------
                                                                      1996              1995              1994
                                                                    --------          --------          --------
Operating activities
Net income (loss)                                                ($ 5,671,069)     $  6,623,461      $  6,217,801
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
        Offering related non-recurring, non-cash expenses          13,704,398                 0                 0
        Depreciation and amortization                               8,547,537         7,435,602         6,394,898
        Amortization of intangibles                                   351,327           435,902           435,902
        Deferred taxes                                              4,202,000                 0                 0
        Provision for losses on accounts receivable                    12,170           (38,384)          (63,436)
        Deferred compensation                                         445,147           275,465         1,009,826
        Loss on disposition of assets                                  81,931            73,472           287,468
        Change in operating assets and liabilities:
               Accounts receivable                                   (451,833)          495,011          (760,059)
               Spare parts and supplies                              (892,318)         (441,864)          151,609
               Prepaid expenses                                      (752,509)         (701,046)         (118,210)
               Accounts payable                                      (729,721)          657,241           989,483
               Accrued expenses                                    (1,300,261)          180,154           (25,339)
               Salaries and related liabilities                       637,531           266,210           119,825
               Other, net                                               5,200            49,100            81,950

                                                                 ------------      ------------      ------------
Net cash provided by operating activities                          18,189,530        15,310,324        14,721,718

Investing activities
Purchase of property and equipment - net                          (14,294,109)      (14,222,791)      (12,814,436)
Purchase of Midway Aviation, net of cash acquired  (Note 10)       (2,810,416)                0                 0
                                                                 ------------      ------------      ------------
Net cash used in investing activities                             (17,104,525)      (14,222,791)      (12,814,436)

Financing activities
Proceeds from issuance of common stock                             82,697,107                 0                 0
Proceeds from shareholder notes receivable                            323,096            41,287                 0
Net proceeds (repayment) of borrowings under the revolving
   credit facility                                                 (7,525,000)        1,350,000           875,000
Repayment of long-term debt                                       (14,451,339)      (10,311,899)       (2,280,021)
Proceeds from the issuance of long-term debt                        2,748,000        11,940,000         4,486,000
Distributions to shareholders                                     (23,807,806)       (4,125,946)       (5,080,924)
Purchase of Donald  Wright warrant                                (29,901,785)                0                 0

                                                                 ------------      ------------      ------------
Net cash provided by (used in) financing activities                10,082,273        (1,106,558)       (1,999,945)

                                                                 ------------      ------------      ------------
Net increase (decrease) in cash                                    11,167,278           (19,025)          (92,663)
Cash at beginning of period                                           238,394           257,419           350,082

                                                                 ------------      ------------      ------------
Cash at end of period                                            $ 11,405,672      $    238,394      $    257,419
                                                                 ============      ============      ============


See notes to the financial statements


                              AirNet Systems, Inc.
           Consolidated Statements of Changes in Shareholders' Equity


                                                               Common Stock
                                                   --------------------------------------      Additional
                                                       Number of                                Paid-in             Retained
                                                        Shares               Amount             Capital             Earnings
                                                   ------------------   -----------------   -----------------   -----------------
Balance October 1, 1993                                    4,225,700             $42,257                --           $16,751,468
Year ended September 30, 1994 -
   Net income                                                   --                  --                  --             6,217,801
   Issued stock                                            1,484,908              14,849            $349,534                --
   Shareholder distributions                                    --                  --                  --            (5,080,924)
                                                   ------------------   -----------------   -----------------   -----------------
Balance September 30,1994                                  5,710,608              57,106             349,534          17,888,345
Year ended September 30, 1995 -
   Net income                                                   --                  --                  --             6,623,461
   Repayment of notes                                           --                  --                  --                  --
   Shareholder distributions                                    --                  --                  --            (4,125,946)
                                                   ------------------   -----------------   -----------------   -----------------
Balance September 30, 1995                                 5,710,608              57,106             349,534          20,385,860
Year ended September 30, 1996 -
   Net loss                                                     --                  --                  --            (5,671,069)
   Repayment of notes (Note 2)                                  --                  --                  --                  --
   Shareholder distributions                                    --                  --                  --            (2,807,806)
   Issuance of common stock, net
      of IPO related expenses (Note 1)                     6,440,000              64,400          82,632,507                --
   AAA distributions related to S Corp
       shareholders (Note 2)                                    --                  --                  --           (21,000,000)
   Purchase of Donald Wright warrant (Note 2)                   --                  --           (29,901,785)               --
   Exercise of Jeffrey Wright warrant (Note 2)               167,227               1,672              (1,472)               --
   Reclassification of undistributed S Corp
      retained earnings                                         --                  --             1,021,104          (1,021,104)
   Tax benefit related to cancellation
      of Donald Wright warrant (Note 2)                         --                  --             7,000,000                --
   Compensation expense related to
      stock purchase agreements (Note 2)                        --                  --            14,830,039                --
                                                   ------------------   -----------------   -----------------   -----------------
Balance September 30, 1996                                12,317,835            $123,178         $75,929,927        ($10,114,119)
                                                   ==================   =================   =================   =================

- - - - - - - - - - - - - - - - - - - - - - - - - - - - -
ABOVE TABLE IS SPLIT AT RIGHT MARGIN AND CONTINUED BELOW:
- - - - - - - - - - - - - - - - - - - - - - - - - - - - -

                                                            Notes
                                                          Receivable
                                                             From
                                                         Shareholders           Total
                                                       -----------------   ----------------
Balance October 1, 1993                                         --          $16,793,725
Year ended September 30, 1994 -
   Net income                                                   --            6,217,801
   Issued stock                                            ($364,383)
   Shareholder distributions                                    --           (5,080,924)
                                                    -----------------   ----------------
Balance September 30,1994                                   (364,383)        17,930,602
Year ended September 30, 1995 -
   Net income                                                   --            6,623,461
   Repayment of notes                                         41,287             41,287
   Shareholder distributions                                    --           (4,125,946)
                                                    -----------------   ----------------
Balance September 30, 1995                                  (323,096)        20,469,404
Year ended September 30, 1996 -
   Net loss                                                     --           (5,671,069)
   Repayment of notes (Note 2)                               323,096            323,096
   Shareholder distributions                                    --           (2,807,806)
   Issuance of common stock, net
      of IPO related expenses (Note 1)                          --           82,696,907
   AAA distributions related to S Corp
       shareholders (Note 2)                                    --          (21,000,000)
   Purchase of Donald Wright warrant (Note 2)                   --          (29,901,785)
   Exercise of Jeffrey Wright warrant (Note 2)                  --                  200
   Reclassification of undistributed S Corp
      retained earnings                                         --                 --
   Tax benefit related to cancellation
      of Donald Wright warrant (Note 2)                         --            7,000,000
   Compensation expense related to
      stock purchase agreements (Note 2)                        --           14,830,039
                                                    -----------------   ----------------
Balance September 30, 1996                                        $0        $65,938,986
                                                    =================   ================




See notes to financial statements

                              AIRNET SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


1.          Significant Accounting Policies

     AirNet Systems, Inc. and its subsidiary (the "Company"), formerly New Creations, Inc., operates a fully integrated national air transportation network which provides delivery service for time-critical shipments for customers in the U.S. banking industry and other industries. The Company also offers retail aviation fuel sales and related ground services for customers at its Columbus, Ohio facility.

     On May 29, 1996, the registration statement related to the Company's initial public offering (the "Offering") was declared effective by the SEC and its stock began trading on The NASDAQ National Market System on May 31, 1996. Pursuant to the terms of the Offering, the Company issued 6,440,000 shares of common stock, including 840,000 shares issued through the underwriters' full exercise of their over-allotment option on June 11, 1996, at $14.00 per share. Net proceeds of the offering totaled $83,848,800 before deducting expenses of $1,151,893. See Note 2 - Initial Public Offering.

     Basis of Presentation
     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Revenue Recognition
     Revenue on air transportation services is recognized when the packages are picked up for delivery to their destination. Revenue on fixed based operations is recognized when the maintenance services are complete or fuel is delivered.

     Cash and Cash Equivalents
     Cash and cash equivalents consist of highly liquid investments which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market value.

     Accounts Receivable
     For fiscal 1996, approximately 86% and 77% of the Company's revenues and related receivables, respectively, were generated from customers within the banking industry. The Company performs periodic credit evaluations of its customer's financial condition and generally does not require collateral. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends and other information.

     Spare Parts and Supplies
     Spare parts and supplies are valued at the lower of cost (weighted average method) or market.

     Property and Equipment
     Property and equipment are stated at cost. Engine, overhauls and major inspections, which have been capitalized and included in flight equipment, are depreciated and amortized on the basis of hours flown. Airframes, other flight equipment and other property and equipment (primarily furniture and equipment, leasehold improvements and vehicles) are depreciated using the straight-line method over estimated useful lives of the assets, as summarized below:

            Airframes                             7 - 15 years
            Other flight equipment                2 -  3 years
            Other property and equipment          3 -  7 years

     Leasehold improvements are amortized over the lease terms or the estimated useful lives of the assets, whichever is less.

     Prepaid Expenses
     The Company prepays certain engine repair and overhaul services under manufacturer service plans. Such prepaid balances were $1,252,920 and $1,026,571 at September 30, 1996 and 1995, respectively, and are included with prepaid expenses on the balance sheet.

     Income Taxes
     Prior to the Offering, the Company's income was taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, which provides that in lieu of corporate income taxes, the shareholders of the S Corporation are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal income tax has been included in historical financial statements prior to May 31, 1996, the date of the Offering.

     Upon completion of the Offering, the Company ceased to qualify as an S Corporation and was subject to corporate income taxes. The Company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes". Under the liability method, deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be when the differences were expected to reverse.

     Intangibles
     Intangibles include non-competition agreements with former competitors and goodwill generated through the acquisition of companies. The balances are being amortized on the straight-line method over periods ranging from one to 25 years.

     Stock-Based Compensation
     The Company measures compensation cost for stock options issued to employees using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (Statement No.
123). Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for stock options and similar equity instruments. The Company has elected to continue to measure compensation cost in accordance with APB Opinion No. 25 and will adopt the additional disclosure requirements of Statement No. 123 in fiscal 1997.

     Statement of Cash Flows
     Cash paid for interest was $1,239,871, $1,264,522 and $1,078,470 for the years ended September 30, 1996, 1995 and 1994, respectively. With respect to non-cash activities, the Company converted a $550,000 note receivable under a land contract to property during the year ended September 30, 1995.

2.   Initial Public Offering

            The following is a summary of transactions related to the Company's public offering:

     AAA Distributions
     Prior to the Offering, the Company made $21,000,000 in distributions to the S Corporation shareholders for the undistributed earnings associated with the Company's S Corporation status (referred to as "AAA distributions"). These distributions were made through the Company's issuance of promissory notes to such shareholders. The notes were subsequently paid off with the offering proceeds.

     Termination of Stock Purchase Agreements
     On April 1, 1994, the Company entered into stock purchase agreements with seven executive officers, in which these officers purchased an aggregate of 1,484,908 shares of common stock for an aggregate purchase price of $364,000, paid through the delivery of promissory notes. Upon completion of the Offering, the stock purchase agreements were terminated and the seven officers repaid the balances due on the notes totaling $283,856. The transaction resulted in a decrease in notes receivable from shareholders and a corresponding increase in cash.

     In  addition,  as a  result  of  the  termination  of  the  stock  purchase agreements, the Company incurred a non-recurring, non-cash charge of $14,830,039, which increased paid-in capital. The charge is not tax deductible and represents a portion of the $21,000,000 of AAA distributions to the seven executive officers not previously recorded as compensation expense, plus the difference between the net offering price and the net book value of the 1,484,908 shares of common stock held by the officers at the termination date of the agreements. This distribution of undistributed earnings to the former S Corporation shareholders also eliminated a $1,654,328 deferred compensation liability related to the stock purchase agreements and resulted in a non-recurring, non-cash reduction of expense in the statement of operations.

     Termination of Deferred Compensation Agreements
     Prior to the Offering, the Company entered into deferred compensation agreements with certain executive officers, pursuant to which the Company was obligated to pay these officers deferred compensation equal to a percentage of the increase on the Company's net book value. Upon completion of the Offering, the officers agreed to terminate the agreements and forgive the remaining balances totaling $2,029,675 due to them. This transaction resulted in a decrease of the deferred compensation liability and a non-recurring, non-cash reduction of expense in the statement of operations.


     Termination of the Wright Agreement and Purchase of Warrants
     In 1988, the Company purchased Wright International Express, Inc. (WIE). In consideration for the agreement of WIE and Donald Wright not to compete with the Company, the Company entered into the Wright Agreement. The Wright Agreement, as amended, required annual payments tied to the cash flows and the debt to equity ratio of the Company, to Donald Wright and certain designees. In addition, the Company issued a warrant to Donald Wright to purchase 2,483,537 shares of common stock and a warrant to Jeffrey Wright (Donald Wright's son) to purchase 167,227 shares of common stock. Both warrants were exercisable upon the closing of a public offering. Upon the closing of the Offering, the Company purchased the Donald Wright warrant for $29,901,785 and canceled the warrant. Gerald G. Mercer, the Company's Chairman and Chief Executive Officer purchased the Jeffrey Wright warrant for $2,013,413 and exercised it subsequent to the completion of the Offering.

     In connection with the repurchase and cancellation of the Donald Wright Warrant and the corresponding tax treatment, the Company has recognized a related tax benefit asset estimated to be approximately $7,000,000. The benefit from this asset is expected to be realized as cash savings by offsetting future tax liabilities. The tax benefit will have no effect on the Company's current or future statements of operations. The benefit has been reflected as additional paid-in capital on the balance sheet.

     Upon cancellation of the Donald Wright warrant, the Wright Agreement was also terminated in its entirety and no further payments will be made. In addition, the remaining net book value of a covenant not to compete totaling $2,558,362, which was recorded at the inception of the Wright Agreement, was also written off, resulting in a non-recurring, non-cash expense.

     Statement of Operations Impact of Offering Transactions
     The following is a summary of the offering related transactions and their effect on the statement of operations for the year ended September 30, 1996:

                                                        Increase / (Decrease)
                                                              to Income
                                                       -------------------------
Compensation expense related to
   the stock purchase agreements                              $(14,830,039)
Write-off of Wright Agreement covenant
   not to compete                                               (2,558,362)
Elimination of deferred compensation
   liability related to the stock purchase
   agreements                                                    1,654,328
Elimination of the liability for the deferred
   compensation agreements                                       2,029,675
                                                       -------------------------
                                                              $(13,704,398)
                                                       =========================


3.   Property and Equipment

     Property and equipment consist of the following:

                                                          September 30,
                                                     1996               1995
                                                   --------           --------

Flight equipment                                 $75,038,091         $62,021,356
Other property and equipment                       6,368,788           5,060,676
                                                 -----------         -----------
                                                  81,406,879          67,082,032
Less accumulated depreciation                     40,684,927          34,248,420
                                                 -----------         -----------
                                                 $40,721,952         $32,833,612
                                                 ===========         ===========


4.   Notes Payable

The Company had borrowings from a bank as follows:


                                                 September 30, 1995
                                                 ------------------

Term notes                                           $11,703,339
Revolving credit facility                              7,525,000
                                                     -----------
                                                      19,228,339
Current portion of notes payable                       5,565,706
                                                     -----------
                                                     $13,662,633
                                                     ===========

     Prior to the Offering, the Company had various credit arrangements with its primary lender, including term notes and an $8,000,000 revolving credit loan. The $18,999,512 balance outstanding on the credit agreements at June 5, 1996, the closing date of the Offering, was paid off.

     Simultaneously with the closing of the Offering, the Company entered into a new credit agreement to replace the existing agreement. The new credit agreement provides the Company with a $50,000,000 unsecured revolving credit facility. The agreement has a five year term and is scheduled to expire on June 5, 2001. The agreement may be extended in one year increments at any point through June 5, 2001. The agreement bears interest at the Company's option of a fixed rate determined by the Eurodollar rate or a negotiated rate, or a floating rate. The floating rate is based on the sum of (a) a margin plus (b) the greater of (i) the prime rate and (ii) the sum of .5% plus the federal funds rate in effect from time to time. The new agreement limits the availability of funds to certain specified percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the agreement requires the maintenance of certain minimum net worth and cash flow levels, imposes certain limitations on payments of dividends, restricts the amount additional debt and requires prior bank approval of acquisitions with consideration of more than $3,000,000. Commitment fees totalling $250,000 were paid in fiscal 1996. As of September 30, 1996, no balances had been drawn on the new credit agreement.

5.          Lease Obligations

     The Company leases certain flight equipment under noncancelable operating leases expiring through 1997. Total rental expense under the flight equipment operating leases was $772,900, $1,042,653, and $3,260,273 for the years ended September 30, 1996, 1995 and 1994, respectively.

     The Company leases one facility from its majority shareholder through 2004. Total rental expense incurred under the facility lease from this shareholder was $887,053, $707,305 and $622,650 for the years ended September 30, 1996, 1995 and
1994, respectively.

     As of September 30, 1996, future minimum lease payments by year and in the aggregate under noncancelable operating leases with initial or remaining terms exceeding one year are as follows: 1997 - $1,036,333; 1998 - $1,014,333; 1999 -
$1,014,333; 2000 - $1,014,333; 2001 - $1,014,333; and thereafter - $2,873,952.

6.   Related Party Transactions

     Since 1992, the Company has leased four aircraft from Dwarf leasing, Inc., a corporation owned by certain executive officers of the Company. Total lease expenses were $20,800, $99,000 and $129,600 for the years ended September 30, 1996, 1995 and 1994, respectively. In fiscal 1995 the Company purchased two of the aircraft for $250,000 and in fiscal 1996 purchased the remaining two aircraft for $205,000. The Company believes the terms of such leases and purchases were no less favorable than those reasonably available from unaffiliated third parties.

     During fiscal 1996, the Company made improvements to its primary hangar facility, which is leased from its majority shareholder. The Company paid approximately $775,000 for the improvements. The balance was repaid, in full, by the majority shareholder prior to September 30, 1996.

7.   1996 Incentive Stock Plan

     Pursuant to the Company's Offering, the Company adopted the AirNet Systems, Inc. 1996 Incentive Stock Plan (the Plan). The Plan provides for the issuance of incentive and non-qualified stock options, restricted stock and performance shares and a stock purchase plan (collectively "Awards"). The Plan also provides for each outside director to receive 2,000 stock options annually if certain requirements are met. The maximum number of newly issued shares available for issuance under the Plan is 1,150,000 through 2006. The Plan is administered by the Compensation Committee of the Board of Directors, who determines the terms and conditions applicable to the Awards.

     During fiscal 1996, 529,150 options were granted under the Plan at the following exercise prices: (i) 359,700 at $14.00; (ii) 163,150 at $14.50; and
(iii) 6,300 at $15.95. As of September 30, 1996, no options had been exercised, 600 options had been canceled and 458,850 options were exercisable.

8.   Retirement Plan

     The Company has a 401(k) retirement savings plan. All associates who have completed a minimum of six months of service may contribute up to 15% of their eligible annual earnings to the plan. The Company may elect, at its discretion, to make matching and profit-sharing contributions. The Company's contribution expense related to the plan totaled approximately $393,000, $355,000 and $210,000 for the years ended September 30, 1996, 1995 and 1994, respectively.

9.   Income Taxes

     Significant components of the Company's deferred tax liabilities and assets as of September 30, 1996 are as follows:

Long-term deferred tax assets:
     Tax benefit of repurchase of warrants                            $5,803,057
                                                                      ==========

Long-term deferred tax liabilities:
     Property and equipment                                           $3,397,062
                                                                      ==========

Current deferred tax assets:
     Health insurance reserves                                        $   72,000
     Other                                                                44,005
                                                                      ----------
Total current assets                                                     116,005

Current deferred tax liabilities:
     Prepaid expenses                                                    233,000
     Trade receivables                                                    92,000
                                                                      ----------
Total current liabilities                                                325,000
                                                                      ----------
Net current deferred current tax liabilities                          $  208,995
                                                                      ==========

Deferred taxes include differences at the Company's subsidiary arising from the use of the accrual basis of accounting for financial reporting and the cash basis of accounting for income tax reporting.

The provision for income taxes for the year ended September 30, 1996 consists of federal and state deferred taxes. Differences arising between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes for the year ended September 30, 1996 are as follows:

Benefit at federal statutory rate on pretax loss                    $  (499,000)
Add (deduct):
     Nondeductible offering related expenses                          3,790,000
     S Corporation status benefit                                    (1,925,000)
     State taxes                                                        240,000
    Other                                                               158,000
                                                                    -----------
Total taxes                                                         $ 1,764,000
                                                                    ===========

Upon the completion of the initial public offering, the Company ceased to qualify as an S Corporation and was subject to corporate income taxes. The Company has recorded current tax expense of $1,764,000 related to its operations since May 30, 1996, which includes the deductibility of the $2,558,362 write-off of the Wright Agreement covenant not to compete. In addition, the Company recorded an additional net tax liability of approximately $2,438,000 resulting from the cumulative effect of deferred income taxes attributable to its change in tax status (from S Corporation to C Corporation).

10.  Acquisitions

     Effective September 26, 1996, the Company acquired all of the outstanding shares of common stock of Midway Aviation, Inc. (Midway), a regional air courier located in Dallas, Texas. The Company accounted for the acquisition under the purchase method accounting. The purchase price of the acquisition totaled approximately $3,100,000 and resulted in goodwill of $1,148,504, which will be amortized over 25 years, and covenants not to compete totaling $84,000, which will be amortized over the terms of the agreements ranging from one to five years. Of the purchase price, $450,000 was placed into escrow and may be withdrawn in equal installments 90, 180 and 270 days after the effective purchase date. The acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of September 26, 1996. The Company's consolidated financial statements for the year ended September 30, 1996 include the results of operations of Midway since the purchase date.

11.  Contingencies

     The Company is subject to claims and lawsuits in the ordinary course of its business. In the opinion of management, the outcome of these actions, which are not clearly determinable at the present time, are either adequately covered by insurance, or if not insured, will not, in the aggregate, have a material adverse impact upon the Company's financial position or the results of future operations.

12.  Subsequent Events

     Effective October 24, 1996, the Company acquired Float Control, Inc. for approximately $2.80 million of the Company's common stock. Float Control, Inc. is owned by certain executive officers of the Company, among others, and owns a 19% interest in the Check Exchange System, an industry leader in payment initiatives.

     In October, 1996, the Company executed a letter of intent to acquire a small package forwarder for approximately $2.1 million. The acquisition is subject to customary conditions and there can be no assurance that the acquisition will be completed as currently planned.

     In October, 1996 the Company also acquired three aircraft and spare parts and supplies for approximately $4,800,000.


13.         Pro Forma Information (Unaudited)

     Pro Forma Statements of Operations Adjustments
     The pro forma statements of operations information presents the pro forma effects on the historical financial information reflecting certain transactions as if they had occurred on October 1, 1994 and 1995. The following adjustments have been reflected in the pro forma statements of operations:

                                                      Year ended September 30,
                                                        1996            1995
                                                      ------------------------

The elimination of interest expense
   related to the debt repaid
                                                     $1,038,710       $1,452,066
The elimination of payments under the
   Wright Agreement
                                                        750,527        2,074,004
The elimination of amortization
   expense related to the covenant
   not to compete asset write-off
                                                        169,148          253,722
The elimination of deferred compensation
   expense for certain key employees                    135,041          307,695

A reduction of compensation expense
   for executive officers based on
   new employment agreements
                                                        346,699          952,387
The elimination of employee stock
   purchase agreement expense for
   certain key employees
                                                      1,989,345        2,327,463
                                                     ----------       ----------
 Total pro forma adjustments other than
   income taxes                                      $4,429,470       $7,367,337
                                                     ==========       ==========



     Pro Forma Earnings (Loss) Per Share
     Pro forma earnings (loss) per share amounts are based on the weighted average number of shares of common stock outstanding during the periods, including effect of the 2,483,537 and 167,227 shares related to the Donald Wright and Jeffrey Wright warrants, respectively.

     Supplemental pro forma earnings (loss) per share would have been ($0.25) and $.85 for the years ended September 30, 1996 and 1995, respectively, based on the weighted average number of shares of common stock outstanding during the periods, plus the number of shares used to repay debt.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                              AirNet Systems, Inc.
                               September 30, 1996


------------------------------------------------------------------------------------------------------------------------------------
             COL. A                      COL. B                        COL. C                COL. D              COL. E
------------------------------------------------------------------------------------------------------------------------------------
                                                                     Additions

      Description                Balance at Beginning   Charged to Costs    Charged to
                                      of Period           and Expenses     Other Accounts    Deductions   Balance at End of Period
------------------------------------------------------------------------------------------------------------------------------------
Year Ended September 30, 1996:
  Deducted from assets accounts:
     Allowance for doubtful accounts      $2,000            $35,502             --           $23,332(1)            $14,170
------------------------------------------------------------------------------------------------------------------------------------

Year Ended September 30, 1995:
  Deducted from assets accounts:
     Allowance for doubtful accounts     $40,384             $9,350             --           $47,734(1)             $2,000
------------------------------------------------------------------------------------------------------------------------------------

Year Ended September 30, 1994:
  Deducted from assets accounts:
     Allowance for doubtful accounts    $103,822            $51,000             --          $114,438(1)            $40,384
------------------------------------------------------------------------------------------------------------------------------------


(1)  Uncollectible accounts written off, net of recoveries

                                INDEX TO EXHIBITS



  Exhibit No.             Description                      Page No.
     3.1        Amended Articles of AirNet      Incorporated herein by
                Systems, Inc. (the "Company")   reference to Exhibit 2.1 to
                                                the Company's Registration
                                                Statement on Form 8-A (File
                                                No. 0-28428) filed on May 3,
                                                1996 (the "Form 8-A")

     3.2        Certificate of Amendment to     Incorporated herein by
                the Amended Articles of the     reference to Exhibit 4(b) to
                Company as filed with the Ohio  the Company's Registration
                Secretary of State on May 28,   Statement on Form S-8
                1996                            (Registration No. 333-08189)
                                                filed on July 16, 1996 (the
                                                "Form S-8")

     3.3        Amended Articles of AirNet      Incorporated herein by
                Systems, Inc. (as amended       reference to Exhibit 4(c) to
                through May 28, 1996)           the Company's Form S-8

     3.4        Code of Regulations of the      Incorporated herein by
                Company                         reference to Exhibit 2.2 to
                                                the Company's Form 8-A

     4.1        Covenant Not to Compete and     Incorporated herein by
                Asset Purchase Agreement dated  reference to Exhibit 4.2 to
                as of July 1, 1988 among        the Company's Registration
                Wright International Express,   Statement on Form S-1
                Inc. ("WIE"), Donald W.         (Registration No. 333-3092)
                Wright, Sr. and the Company,    filed on April 2, 1996 (the
                as amended through March 15,    "Form S-1")
                1996

     4.2        Amendment and Waiver to         Incorporated herein by
                Covenant Not to Compete and     reference to Exhibit 4.3 to
                Asset Purchase Agreement dated the Company's Form S-1 as of March 28, 1996 among WIE, Donald W. Wright, Sr., the Wright Trust and the
                Company

     4.3        Warrant for the Purchase of     Incorporated herein by
                Shares of Common Stock --       reference to Exhibit 4.4 to
                No. 1 (canceled)                the Company's Form S-1

     4.4        Warrant for the Purchase of     Incorporated herein by
                Shares of Common Stock --       reference to Exhibit 4.5 to
                No. 2 (canceled)                the Company's Form S-1

     4.5        Form of Warrant for the         Incorporated herein by
                Purchase of Shares of Common    reference to Exhibit 4.6 to
                Stock -- No. 5 (replacing       the Company's Form S-1
                No. 1)

     4.6        Form of Warrant for the         Incorporated herein by
                Purchase of Shares of Common    reference to Exhibit 4.7 to
                Stock -- No. 6 (replacing       the Company's Form S-1
                No. 2)

     4.7        Employee Stock Purchase         Incorporated herein by
                Agreement dated as of April 1,  reference to Exhibit 4.8 to
                1994 between the Company and    the Company's Form S-1
                Glenn M. Miller

     4.8        Employee Stock Purchase         Incorporated herein by
                Agreement dated as of April 1,  reference to Exhibit 4.9 to
                1994 between the Company and    the Company's Form S-1
                Charles A. Renusch

     4.9        Employee Stock Purchase         Incorporated herein by
                Agreement dated as of April 1,  reference to Exhibit 4.10 to
                1994 between the Company and    the Company's Form S-1
                Eric P. Roy

     4.10       Employee Stock Purchase         Incorporated herein by
                Agreement dated as of April 1,  reference to Exhibit 4.11 to
                1994 between the Company and    the Company's Form S-1
                Guy S. King

     4.11       Employee Stock Purchase         Incorporated herein by
                Agreement dated as of April 1,  reference to Exhibit 4.12 to
                1994 between the Company and    the Company's Form S-1
                Lincoln L. Rutter

     4.12       Employee Stock Purchase         Incorporated herein by
                Agreement dated as of April 1,  reference to Exhibit 4.13 to
                1994 between the Company and    the Company's Form S-1
                Kendall W. Wright

     4.13       Employee Stock Purchase         Incorporated herein by
                Agreement dated as of April 1,  reference to Exhibit 4.14 to
                1994 between the Company and    the Company's Form S-1
                William R. Sumser

     4.14       Form of Amendment to Employee   Incorporated herein by
                Stock Purchase Agreement dated  reference to Exhibit 4.15 to
                as of May 2, 1996 between the   the Company's Amendment No. 1
                Company and each of Messrs.     to Form S-1 Registration
                Miller, Renusch, Roy, King,     Statement (Registration No.
                Rutter, Wright and Sumser       333-3092) filed on May 7, 1996
                (each separate amendment is     ("Amendment No. 1")
                substantially identical in all
                respects)

    10.1        Deferred Compensation           Incorporated herein by
                Agreement dated as of           reference to Exhibit 10.2 to
                December 18, 1986 between the   the Company's Form S-1
                Company and Glenn M. Miller,
                as amended

    10.2        Deferred Compensation           Incorporated herein by
                Agreement dated as of           reference to Exhibit 10.3 to
                December 19, 1986 between the   the Company's Form S-1
                Company and Charles A.
                Renusch, as amended

    10.3        Deferred Compensation           Incorporated herein by
                Agreement dated as of           reference to Exhibit 10.4 to
                February 10, 1989 between the   the Company's Form S-1
                Company and Eric P. Roy, as
                amended

    10.4        Deferred Compensation           Incorporated herein by
                Agreement dated as of           reference to Exhibit 10.5 to
                February 10, 1989 between the   the Company's Form S-1
                Company and Guy S. King, as
                amended

    10.5        Deferred Compensation           Incorporated herein by
                Agreement dated as of           reference to Exhibit 10.6 to
                October 17, 1990 between the    the Company's Form S-1
                Company and Lincoln L. Rutter,
                as amended

    10.6        Deferred Compensation           Incorporated herein by
                Agreement dated as of July 18,  reference to Exhibit 10.7 to
                1991 between the Company and    the Company's Form S-1
                William R. Sumser, as amended

    10.7        Deferred Compensation           Incorporated herein by
                Agreement dated as of           reference to Exhibit 10.8 to
                October 1, 1991 between the     the Company's Form S-1
                Company and Kendall W. Wright,
                as amended

    10.8        Form of Amendment and Waiver    Incorporated herein by
                to Deferred Compensation        reference to Exhibit 10.9 to
                Agreement dated as of May 2,    the Company's Amendment No. 1
                1996 between the Company and    to Form S-1 Registration
                each of Messrs. Miller,         Statement (Registration No.
                Renusch, Roy, King, Rutter,     333-3092) filed on May 7, 1996
                Sumser and Wright (each         ("Amendment No. 1")
                separate amendment is
                substantially identical in all
                respects)

    10.9        AirNet Systems, Inc. 1996       Incorporated herein by
                Incentive Stock Plan            reference to Exhibit 10.10 to
                                                the Company's Amendment No. 1

    10.10       Indemnification Agreement       Incorporated herein by
                dated as of May 15, 1996,       reference to Exhibit 10.11 to
                among the Company and Messrs.   the Company's Amendment No. 2
                Miller, Renusch, Roy, King,     to Form S-1 Registration
                Rutter, Sumser and Wright       Statement (Registration No.
                                                333-3092) filed on May 24,
                                                1996 ("Amendment No. 2")

    10.11       Indemnification Agreement       Incorporated herein by
                dated as of May 15, 1996        reference to Exhibit 10.12 to
                between Mr. Mercer and the      the Company's Amendment No. 2
                Company

    10.12       Form of Loan Agreement dated    Incorporated herein by
                as of May, 1996 among the       reference to Exhibit 10.14 to
                Company, the banks listed       the Company's Amendment No. 2
                therein and NBD Bank, as agent

    10.13       Sublease Agreement dated        Pages 59 through 83
                July 1, 1996 between Gerald G.
                Mercer and the Company

    21.1        Subsidiaries of the Company     Page 84

    23.1        Consent of Ernst & Young LLP    Pages 85 and 86

    24.1        Powers of Attorney              Pages 87 through 93

    27.1        Financial Data Schedule         Pages 94 and 95