Form 10-Q
period 1996-12-31
AIRNET SYSTEMS INC
filed 1997-02-14
CIK 1011696

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 0-28428

                              AIRNET SYSTEMS, INC.
         ______________________________________________________________
             (Exact name of registrant as specified in its charter)

             Ohio                                         31-1458309
_______________________________                       __________________
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                3939 International Gateway, Columbus, Ohio 43219
         ______________________________________________________________
               (Address of principal executive offices) (Zip Code)

                                 (614) 237-9777
         ______________________________________________________________
              (Registrant's telephone number, including area code)

                                 Not Applicable
         ______________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes __X__          No _____

Common Shares, $.01 Par Value,
   Outstanding as of February 10, 1997  -  12,621,083



                          Index to Exhibits at page 13
                               Page 1 of 44 pages.

                              AIRNET SYSTEMS, INC.

              FORM 10-Q FOR FISCAL QUARTER ENDED DECEMBER 31, 1996




PART I:  FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets as of December 31, 1996 and
  September 30, 1996 ......................................................  3


  Condensed Consolidated Statements of Operations for the three months ended December 31, 1996 and 1995 ........................................  4


  Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1996 and 1995 ........................................  5


  Notes to Condensed Consolidated Financial Statements ....................  6


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of  Operations .......................................  8


PART II: OTHER INFORMATION

Items 1 through 6 ......................................................... 11


Signatures ................................................................ 12


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                              AIRNET SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              December 31,       September 30,
                                                                 1996                1996
                                                             --------------     --------------
                                                              (Unaudited)
ASSETS
Current assets:
     Cash                                                     $  9,541,003        $ 11,405,672
     Accounts receivable:
        Trade, less allowances                                   5,969,424           6,849,606
        Shareholder, affiliates, and employees                     207,571             260,220
     Spare parts and supplies                                    5,012,284           5,195,917
     Deposits and prepaids                                       3,682,624           2,979,580
                                                              ------------        ------------
Total current assets                                            24,412,906          26,690,995

Net property and equipment                                      45,573,622          40,721,952

Other assets:
     Intangibles, net of accumulated amortization                1,673,861           1,741,091
     Other                                                       3,014,900              51,860
     Deferred tax asset                                          4,115,057           5,803,057
                                                              ------------        ------------
Total assets                                                  $ 78,790,346        $ 75,008,955
                                                              ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $  2,675,586        $  3,686,733
     Salaries and related liabilities                            1,647,296           1,223,820
     Accrued expenses                                              443,453             553,359
     Deferred taxes                                                208,995             208,995
                                                              ------------        ------------
Total current liabilities                                        4,975,330           5,672,907

Deferred tax liability                                           3,397,062           3,397,062

Shareholders' equity:
     Preferred stock, $.01 par value; 10,000,000 shares
       authorized; and no shares issued and outstanding               --                  --
     Common stock, $.01 par value; 40,000,000 shares
       authorized; and 12,475,128 and 12,317,835 shares
       issued and outstanding  at December 31, 1996
      and September 30, 1996, respectively                         124,751             123,178
     Additional paid-in-capital                                 77,874,855          75,929,927
     Retained earnings                                          (7,581,652)        (10,114,119)
                                                              ------------        ------------
Total shareholders' equity                                      70,417,954          65,938,986

                                                              ------------        ------------
Total liabilities and shareholders' equity                    $ 78,790,346        $ 75,008,955
                                                              ============        ============

   See notes to condensed consolidated financial statements


                              AIRNET SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                                     Three months ended
                                                                        December 31,
                                                              -----------------------------
                                                                  1996              1995
Revenues
   Air transportation                                         $19,392,498       $17,090,062
   Fixed base operations                                          366,432           251,169
                                                              -----------       -----------
Total revenues                                                 19,758,930        17,341,231

Costs and expenses
   Air transportation                                          13,657,494        12,051,022
   Fixed base operations                                          309,352           209,315
   Selling, general and administrative                          1,571,617         2,891,452
                                                              -----------       -----------
Total costs and expenses                                       15,538,463        15,151,789
                                                              -----------       -----------
Income from operations                                          4,220,467         2,189,442
Interest expense                                                     --             372,326
                                                              -----------       -----------
Income before income taxes                                      4,220,467         1,817,116
Provision for income taxes (note 4)                             1,688,000              --
                                                              -----------       -----------
Net income                                                    $ 2,532,467       $ 1,817,116
                                                              ===========       ===========

Net income per common share (note 5)                          $      0.20              --
                                                                                ===========

Weighted average common shares outstanding                     12,435,805              --

Pro forma information (note 5):
   Historical income before income taxes                                        $ 1,817,116
   Pro forma adjustments other than income taxes                                  1,487,140
                                                                                -----------
   Pro forma income before income taxes                                           3,304,256
   Pro forma tax provision on pro forma income (note 4)                           1,321,702
                                                                                -----------
   Pro forma net income                                                         $ 1,982,554
                                                                                ===========

   Pro forma net income per common share                                        $      0.23
                                                                                ===========

 Weighted average common shares outstanding                                       8,631,359


See notes to condensed consolidated financial statements


                              AIRNET SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                      Three months ended
                                                                          December 31,
                                                                 ------------------------------
                                                                   1996                 1995
                                                                 --------             --------
Operating activities
Net income                                                    $  2,532,467        $  1,817,116
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                2,276,041           2,142,519
    Amortization of intangibles                                     67,230             108,975
    Deferred taxes                                               1,688,000                --
    Provision for losses (gains) on accounts receivable              9,000              (9,000)
    Deferred compensation                                             --                42,008
    Loss (gain) on disposition of assets                          (187,675)              2,635
    Change in operating assets and liabilities:
      Accounts receivable                                          924,131            (457,016)
      Spare parts and supplies                                     183,633            (250,496)
      Prepaid expenses                                            (703,044)           (408,530)
      Accounts payable                                          (1,215,467)          1,909,080
      Accrued expenses                                            (109,906)            759,380
      Salaries and related liabilities                             423,476            (524,806)
      Other, net                                                   (93,000)               --
                                                              ------------        ------------
Net cash provided by operating activities                        5,794,886           5,131,865

Investing activities
Acquisition of Float Control, Inc., net
   of cash acquired (Note 3)                                      (719,519)               --
Purchase of property and equipment                              (9,170,036)         (3,455,779)
Proceeds from the sale of property and equipment                 2,230,000                --
                                                              ------------        ------------
Net cash used in investing activities                           (7,659,555)         (3,455,779)

Financing activities
Proceeds from shareholder notes receivable                            --                40,588
Repayment of borrowings under the revolving
   credit facility                                                    --            (1,150,000)
Repayment of long-term debt                                           --            (2,126,569)
Proceeds from the issuance of long-term debt                          --             1,748,000
Distributions to shareholders                                         --              (423,571)
                                                              ------------        ------------
Net cash used in financing activities                                 --            (1,911,552)
                                                              ------------        ------------

Net decrease in cash                                            (1,864,669)           (235,466)
Cash at beginning of period                                     11,405,672             238,394

                                                              ------------        ------------
Cash at end of period                                         $  9,541,003        $      2,928
                                                              ============        ============

See notes to condensed consolidated financial statements


                              AIRNET SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

AirNet Systems, Inc. (the "Company") operates a fully integrated national air transportation network which provides delivery service for time-critical shipments for customers in the U.S. banking industry and other industries. The Company also offers retail aviation fuel sales and related ground services for customers in Columbus, Ohio.

The accompanying condensed consolidated financial statements (unaudited) include the accounts of AirNet Systems, Inc. and its subsidiaries. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the fiscal year ended September 30, 1996 consolidated financial statements of AirNet Systems, Inc. contained in the Annual Report on Form 10-K (File No. 0-28428) for additional disclosures including a summary of the Company's accounting policies, which have not significantly changed.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of interim periods. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the year ending September 30, 1997.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.


2.   Initial Public Offering

On May 31, 1996, the Company completed its initial public offering (the "Offering") which raised approximately $82.7 million, net of expenses. Proceeds were used to repay outstanding debt, repurchase an outstanding warrant and make distributions to former shareholders and to provide working capital to finance future acquisitions and internal growth.


3.  Acquisitions

Effective October 24, 1997, the Company acquired Float Control, Inc. ("Float Control") through the merger of a wholly-owned subsidiary of the Company into Float Control. Float Control was owned by certain executive officers of the Company and two other individuals and holds a 19% equity interest in The Check Exchange System Co. (the "CHEXS Partnership"). The CHEXS Partnership operates a national net settlement switch utilized by members of the National Clearinghouse Association pursuant to which such member banks are able to settle transactions with other members rather than maintaining individual accounts with each member.

Pursuant to the Plan and Agreement of Reorganization and Plan and Agreement of Merger, each effective as of September 30, 1996, the Company issued 157,293 Common Shares and paid approximately $725,000. The acquisition was accounted for under the purchase method of accounting.

Subsequent to December 31, 1996, the Company closed the acquisition of Express Convenience Center, Inc. d/b/a ECC Worldwide Services in exchange for 145,955 Common Shares.

4.   Income Taxes and Pro forma Income Taxes

Prior to the Offering, the Company's income was taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, which provides that in lieu of corporate income taxes, the shareholders of the S Corporation are taxed on their proportionate share of the Company's taxable income. Therefore, no provision for federal and certain state income taxes has been included in net income for the three months ended December 31, 1995. However, the pro forma section of the statement of operations does include an estimate of taxes as if the Company were a C Corporation during the three months ended December 31, 1995.

Upon completion of the Offering, the Company ceased to qualify as an S Corporation and was subject to corporate income taxes. The Company has recorded tax expense of $1,688,000 related to its operations for the three months ended December 31, 1996. Differences arising between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes for the three months ended December 31, 1996 relate primarily to the differences between using the accrual basis for financial reporting purposes and the cash basis for income tax reporting purposes and the use of accelerated depreciation rates on property and equipment for tax purposes.


5.   Pro Forma Information

The pro forma statement of operations for the three months ended December 31, 1995 presents the pro forma effects on the historical financial information reflecting certain Offering related transactions as if they had occurred on October 1, 1995. The following is a summary of such pro forma adjustments:

                                                            Three months
                                                               ended
                                                            December 31,
                                                                1995
                                                           ---------------
The elimination of interest expense related to the debt         $ 372,327
   repaid
The elimination of payments under the Wright Agreement            320,108
The elimination of amortization expense related to the
   covenant not to compete asset write-off                         63,430
The elimination of deferred compensation expense for               56,059
   certain key employees
A reduction of compensation expense for executive
   officers based on new employment arrangements                   36,688
The elimination of employee stock purchase agreement
   expense for certain key employees                              638,528
                                                           --------------
Total pro forma adjustments other than income taxes            $1,487,140
                                                           ==============


Pro forma earnings per share for the three months ended December 31, 1995 is based on the weighted average number of Common Shares outstanding during the period, including the effect of the 2,650,764 Common Shares subject to certain warrants which were outstanding during the three months ended December 31, 1995. One of the warrants was subsequently purchased by the Company and a second warrant was exercised in conjunction with the Offering.

                               AIRNET SYSTEMS, INC

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Safe Harbor Statement

Certain matters discussed in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding future economic performance and plans and objectives of the Company's management are forward looking statements which involve risks and uncertainties. The following risks and uncertainties, in addition to the other risks previously disclosed in the Company's filings with the Securities and Exchange Commission and press releases, could cause actual results to differ materially from those contemplated in any such forward looking statement: potential regulatory changes by the Federal Aviation Administration or the Federal Reserve which could increase the level of regulation of the Company's business; adverse weather conditions; technological advances and increases in the use of electronic funds transfers, and other economic, competitive and governmental factors affecting the Company's markets, prices and other facets of its operations.


Results of Operations

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

Revenues were $19.8 million for the three months ended December 31, 1996, an increase of $2.4 million, or 13.9%, over the same period of fiscal 1996. Revenues from check delivery increased $1.9 million, or 12.9%. Of the increase, $0.6 million is attributable to price increases effective January 1, 1996 and $0.7 million can be attributed to the Midway Aviation acquisition. The balance is due to increased business activity and increases in total weight shipped. Small package delivery revenues increased $0.4 million, or 17.3%, due primarily to increased activity from both new and existing customers.

Total costs and expenses were $15.5 million for the three months ended December 31, 1996, an increase of $0.4 million, or 2.6%, over the same period in fiscal 1996, resulting in income from operations of $4.2 million for the three months ended December 31, 1996 compared to $2.2 million for the same period of fiscal 1996. Air transportation expenses were up $1.6 million, or 13.3%, while selling, general and administrative expenses decreased $1.3 million, or 45.6%, for the three month period.

Air transportation costs increased due, in part, to the addition of air and ground personnel required to service a larger fleet of aircraft and the increased volume of activity. In addition, depreciation expense increased $0.2 million, or 9.8%, due to the increased size of the Company's fleet, which grew from 67 owned aircraft at December 31, 1995 to 88 owned aircraft at December 31, 1996. A rise in fuel prices coupled with increased flight hours contributed to a $0.4 million, or 20.7%, increase in aircraft fuel expense. The Company has begun to pass on the rise in fuel prices to its customers through its fuel rebate/ surcharge program. The increased fleet size and flight hours also resulted in a $0.2 million, or 13.5%, increase in maintenance expense. The fleet growth and additional vehicles required to support the increased volumes resulted in increased insurance costs of $0.1 million, or 22.6%.

Selling, general and administrative expenses decreased primarily due to the termination of stock purchase agreements (which resulted in a $0.7 million decrease) and the termination of a covenant not to compete (which resulted in a $0.4 million decrease). All were effective in conjunction with the Company's initial public offering (the "Offering") in May 1996. The stock purchase agreements were with certain executive officers and had been tied to appreciation in the book value of the Common Shares of the Company. The covenant not to compete required payments based on the Company's cash flow and debt to equity ratio.

Interest costs decreased $0.4 million as a result of the repayment of all outstanding debt in June 1996 with proceeds from the Offering.

The Company operated as an S Corporation under the Internal Revenue Code from 1988 until it elected to terminate its S Corporation status in conjunction with the Offering. Under its Subchapter S election, shareholders of the Company were taxed directly on the Company's income and, consequently, the Company was not subject to federal and certain state income taxes at the corporate level for the three months ended December 31, 1995. The Company recorded net deferred tax expense of $1.7 million for the three months ended December 31, 1996 related to the income tax expense on income for the period.

Pro forma information reflects the effects of certain Offering related transactions on the statement of operations for the three months ended December 31, 1995 as if they occurred on October 1, 1995. See Note 5 to the Condensed Consolidated Financial Statements included herein.

Adjusted  pro forma net  income per share was $0.16 for the three  months  ended
December 31, 1995 with the assumption that the Common Shares issued in the Offering were outstanding for the entire period.


Liquidity and Capital Resources

CASH FLOW FROM OPERATING ACTIVITIES. Net cash flow from operating activities was $5.8 million for the three months ended December 31, 1996, compared to $5.1 million for the same period in fiscal 1996. The increase in fiscal 1997 cash flow is primarily the result of cash generated through operations. Net revenues increased 13.9% over first quarter fiscal 1996 levels, while operating expenses increased only 2.6%. To support its expanding aircraft fleet, the Company acquired spare parts inventory and a spare jet engine from a former Learjet service center for approximately $0.7 million.

CURRENT CREDIT ARRANGEMENTS. The Company maintains a credit agreement with a bank that provides a $50.0 million, five year, unsecured revolving credit facility. The credit agreement limits the availability of funds to certain specified percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the agreement requires the maintenance of certain minimum net worth and cash flow levels, imposes certain limitations on payments of dividends, restricts the amount of additional debt and requires prior bank approval for certain acquisitions. There were no borrowings under the credit agreement at December 31, 1996.

INVESTING ACTIVITIES. Capital expenditures totaled $9.2 million for the three months ended December 31, 1996, compared to $3.5 million for the same period in fiscal 1996. Approximately $6.2 million was incurred in connection with the purchase of six (6) new aircraft and the remainder was incurred primarily for flight equipment and delivery vehicles. The Company anticipates it will have approximately $20.0 million in total capital expenditures in fiscal 1997, excluding any acquisitions of new businesses. The Company anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers. The Company is also currently considering an expansion of its facilities. However, no definitive arrangements or agreements have been reached.

On October 24, 1996, the Company acquired all of the outstanding shares of Float Control Inc. as a result of the merger of a wholly-owned subsidiary of the Company into Float Control. In connection with the acquisition, the Company issued 157,293 Common Shares of the Company and paid approximately $0.7 million in cash. As a result of this acquisition, the Company holds a 19% interest in The Check Exchange System Co. (CHEXS Partnership). The CHEXS Partnership operates a national net settlement switch utilized by members of the National Clearinghouse Association pursuant to which such member banks are able to settle transactions with other members rather than maintaining individual accounts with each member.

Subsequent to December 31, 1996, the Company closed the acquisition of Express Convenience Center, Inc. d/b/a ECC Worldwide Services, a small package air freight forwarder, in exchange for 145,955 Common Shares. The acquisition is expected to add up to 1,800 new small package customers to the Company's air transportation system.

The Company anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.


Seasonality and Variability in Quarterly Results

The Company's operations historically have been somewhat seasonal and somewhat dependent on the number of banking holidays falling during the week. Because financial institutions are currently the Company's principal customers, the Company's air system is scheduled around the needs of financial institution customers. When financial institutions are closed, there is no need for the Company to operate a full system. The Company's first fiscal quarter is often the most impacted by bank holidays (including Thanksgiving and Christmas) recognized by its primary customers. When these holidays fall on Monday through Thursday, the Company's revenue and net income are adversely affected. For example, the quarter ended December 31, 1996 contained only 47 days of full operation for the Company, while the quarter ended December 31, 1995 contained 49 days. The Company's annual results fluctuate as well.

Operating results are also affected by the weather. The Company generally experiences higher maintenance costs during its second quarter. Winter weather requires additional costs for de-icing, hangar rental and other aircraft services. The Company's cash flows are also influenced by the budget cycles of its primary customers. Many financial institutions have calendar year budget cycles and desire to pay for December services prior to year end. This results in increased cash flows for the Company's first fiscal quarter but decreased cash flows in January and February.

                              AIRNET SYSTEMS, INC.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. Not Applicable

Item 2.  Changes in Securities.

         On October 24, 1996, the Company acquired Float Control, Inc. through a merger of Float Control, Inc. into a wholly-owned subsidiary of the Company. In connection with this transaction, the Company issued 157,293 Common Shares to former shareholders of Float Control, Inc. The Common Shares issued were valued at $12.375 per share, or $1,946,501 in the aggregate. The Common Shares issued to former Float Control, Inc. shareholders were not registered under the Securities Act of 1933 in reliance upon the exemption from registration provided by Section 4(6) for sales to accredited investors.

Item 3.  Defaults Upon Senior Securities. Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5.  Other Information. Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             EXHIBIT NO.                  DESCRIPTION
             ___________                 _____________

             Exhibit 2(a) Plan and Agreement of Reorganization, dated September 30, 1996, between AirNet Systems, Inc. and Float Control, Inc. See pages 14-34

             Exhibit 2(b) Plan and Agreement of Merger, dated September 30, 1996, among AirNet Systems, Inc., AirNet Merger Corporation and Float Control, Inc. See pages 35-43

             Exhibit 27    Financial Data Schedule.  See page 44


         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed during the three months ended December 31, 1996.

                              AIRNET SYSTEMS, INC.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Dated:  February 13, 1997           By: /s/ Eric P. Roy
                                        ___________________________________
                                            Eric P. Roy,
                                            Executive Vice President
                                            (Duly Authorized Officer)
                                            (Principal Financial Officer)

                              AIRNET SYSTEMS, INC.

                                INDEX TO EXHIBITS



Exhibit No.                    Description                      Page
___________                    ___________                      ____


  2(a)        Plan and Agreement of Reorganization, dated       14-34
              September 30, 1996, between AirNet Systems,
              Inc. and Float Control, Inc.

  2(b)        Plan and Agreement of Merger, dated September     35-43
              30, 1996, among AirNet Systems, Inc., AirNet
              Merger Corporation and Float Control, Inc.

   27         Financial Data Schedule                            44