Form 10-Q
period 1997-03-31
AIRNET SYSTEMS INC
filed 1997-05-15
CIK 1011696

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 0-28428

                              AIRNET SYSTEMS, INC.
           ___________________________________________________________
             (Exact name of registrant as specified in its charter)

                    Ohio                             31-1458309
       _______________________________           __________________
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)            Identification No.)

                3939 International Gateway, Columbus, Ohio 43219
              _____________________________________________________
               (Address of principal executive offices) (Zip Code)

                                 (614) 237-9777
              _____________________________________________________
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              _____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes __X__    No _____

Common Shares, $.01 Par Value,
    Outstanding as of   May 9, 1997 - 12,627,781


                          Index to Exhibits at page 16
                               Page 1 of 36 pages.

                              AIRNET SYSTEMS, INC.

                FORM 10-Q FOR FISCAL QUARTER ENDED MARCH 31, 1997




PART I:  FINANCIAL INFORMATION

Item 1  Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets as of March 31, 1997 and
        September  30, 1996................................................... 3

        Condensed Consolidated Statements of Operations for the three months and six months ended March 31, 1997 and 1996.......................... 4

        Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1997 and 1996......................................... 5

        Notes to Condensed Consolidated Financial Statements.................. 6

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................. 9

Item 3  Quantitative and Qualitative Disclosures About Market Risk........... 12

PART II:   OTHER INFORMATION

Items 1 through 6............................................................ 13

Signatures................................................................... 15


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                              AIRNET SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                March 31,       September 30,
                                                                  1997              1996
                                                                ---------       -------------
                                                               (Unaudited)
ASSETS
Current assets:
     Cash and  cash equivalents                              $  9,631,963       $ 11,564,191
     Accounts receivable:
        Trade, less allowances                                  8,146,231          7,392,648
        Shareholder, affiliates, and employees                    245,598            260,220
     Spare parts and supplies                                   5,411,100          5,195,917
     Deposits and prepaids                                      4,529,047          3,039,249
                                                             ------------       ------------
Total current assets                                           27,963,939         27,452,225

Net property and equipment                                     47,364,963         40,821,612

Other assets:
     Intangibles, net of accumulated amortization               1,711,631          1,741,091
     Other                                                      3,046,900             48,103
     Deferred tax asset                                         2,055,057          5,803,057
                                                             ------------       ------------
Total assets                                                 $ 82,142,490       $ 75,866,088
                                                             ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                        $  2,592,194       $  3,959,016
     Salaries and related liabilities                           1,984,806          1,264,338
     Accrued expenses                                             113,367            553,359
     Deferred taxes                                               208,995            208,995
                                                             ------------       ------------
Total current liabilities                                       4,899,362          5,985,708

Notes payable                                                        --              196,579
Deferred tax liability                                          3,397,062          3,397,062

Shareholders' equity:
     Preferred stock, $.01 par value; 10,000,000 shares
       authorized; and no shares issued and outstanding              --                 --
     Common stock, $.01 par value; 40,000,000 shares
       authorized; and 12,623,581 and 12,463,788 shares
       issued and outstanding  at March 31, 1997
      and September 30, 1996, respectively                        126,236            124,638
     Additional paid-in-capital                                78,042,976         76,063,102
     Retained earnings                                         (4,323,146)        (9,901,001)
                                                             ------------       ------------
Total shareholders' equity                                     73,846,066         66,286,739

                                                             ------------       ------------
Total liabilities and shareholders' equity                   $ 82,142,490       $ 75,866,088
                                                             ============       ============



            See notes to condensed consolidated financial statements



                              AIRNET SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                         Three months ended                Six months ended
                                                              March 31,                        March 31,
                                                     ---------------------------     ---------------------------
                                                        1997             1996            1997            1996
                                                       ------           ------          ------          ------
Net revenues
   Air transportation                                $21,792,571     $18,980,317     $42,217,597     $37,126,585
   Fixed base operations                                 442,125         227,774         808,557         478,942
                                                     -----------     -----------     -----------     -----------
Total net revenues                                    22,234,696      19,208,091      43,026,154      37,605,527

Costs and expenses
   Air transportation                                 14,703,648      13,341,771      29,086,847      26,188,305
   Fixed base operations                                 282,927         180,838         592,279         390,153
   Selling, general and administrative                 2,094,821       3,445,043       4,010,782       6,592,924
                                                     -----------     -----------     -----------     -----------
Total costs and expenses                              17,081,396      16,967,652      33,689,908      33,171,382
                                                     -----------     -----------     -----------     -----------
Income from operations                                 5,153,300       2,240,439       9,336,246       4,434,145
Interest expense                                             768         368,499          10,391         745,817
                                                     -----------     -----------     -----------     -----------
Income before income taxes                             5,152,532       1,871,940       9,325,855       3,688,328
Provision for income taxes (note 4)                    2,060,000           4,066       3,748,000           1,347
                                                     -----------     -----------     -----------     -----------
Net income                                           $ 3,092,532     $ 1,867,874     $ 5,577,855     $ 3,686,981
                                                     ===========     ===========     ===========     ===========

Net income per common share                          $      0.25                     $      0.44
                                                     ===========                     ===========

Weighted average common shares outstanding            12,621,470                      12,601,396

Pro forma information (note 5):
   Historical income before income taxes                             $ 1,871,940                     $ 3,688,328
   Pro forma adjustments other than income taxes                       1,596,691                       3,083,831
                                                                     -----------                     -----------
   Pro forma income before income taxes                                3,468,631                       6,772,159
   Pro forma tax provision on pro forma income                         1,387,452                       2,708,864
                                                                     -----------                     -----------
   Pro forma net income                                              $ 2,081,179                     $ 4,063,295
                                                                     ===========                     ===========

  Pro forma net income per common share                              $      0.24                     $      0.48
                                                                     ===========                     ===========

 Weighted average common shares outstanding                            8,507,312                       8,507,312



See notes to condensed consolidated financial statements


                              AIRNET SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                        Six months ended
                                                                            March 31,
                                                                -------------------------------
                                                                     1997             1996
                                                                    ------           ------
Operating activities
Net income                                                      $  5,577,855      $ 3,686,981
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                 4,149,621        4,217,401
     Amortization of intangibles                                     134,460          217,951
     Deferred taxes                                                3,748,000             --
     Provision for losses on accounts receivable                      35,267           19,709
     Deferred compensation                                              --            413,072
     Gain on disposition of assets                                  (155,394)          (6,020)
     Change in operating assets and liabilities:
       Accounts receivable                                          (773,928)      (1,439,316)
       Spare parts and supplies                                     (215,183)        (177,666)
       Prepaid expenses                                           (1,489,798)      (1,142,488)
       Accounts payable                                           (1,571,142)       2,241,103
       Accrued expenses                                             (439,992)        (146,646)
       Salaries and related liabilities                              720,468          121,923
       Other, net                                                   (128,757)           8,272
                                                                ------------      -----------
Net cash provided by operating activities                          9,591,477        8,014,276

Investing activities
Acquisition of Float Control, Inc., net of cash acquired
   (Note 3)                                                         (719,519)            --
Purchases of property and equipment                              (13,194,871)      (5,475,620)
Payments for covenants not  to compete                              (105,000)            --
Proceeds from sales of property and equipment                      2,657,293             --
                                                                ------------      -----------
Net cash used in investing activities                            (11,362,097)      (5,475,620)

Financing activities
Proceeds from shareholder notes receivable                              --             39,240
Repayment of borrowings under the revolving credit facility             --           (850,000)
Repayment of long-term debt                                         (196,579)      (3,608,130)
Proceeds from the issuance of long-term debt                            --          2,760,000
Proceeds from the issuance of Common Shares - net                     34,971             --
Distributions to shareholders                                           --         (1,165,495)
                                                                ------------      -----------
Net cash used in financing activities                               (161,608)      (2,824,385)
                                                                ------------      -----------

Net decrease in cash                                              (1,932,228)        (285,729)
Cash and cash equivalents at beginning of period                  11,564,191          317,803

                                                                ------------      -----------
Cash and cash equivalents at end of period                      $  9,631,963      $    32,074
                                                                ============      ===========



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

The accompanying unaudited condensed consolidated financial statements include the accounts of AirNet Systems, Inc. and its subsidiaries. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the fiscal year ended September 30, 1996 consolidated financial statements of AirNet Systems, Inc. contained in the Annual Report on Form 10-K (File No. 0-28428) for additional disclosures including a summary of the Company's accounting policies, which have not changed.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of interim periods. Operating results for the six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending September 30, 1997.

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


3.  Acquisitions

Effective January 30, 1997, the Company acquired Express Convenience Center, Inc. d/b/a ECC Worldwide Services ("ECC") in a business combination accounted for as a pooling of interests. ECC's primary services included small package delivery services within the United States and certain other countries. All of the stock of ECC was exchanged for 145,953 Common Shares of the Company. The financial statements of the Company have been restated to include ECC for all periods presented. Revenues and net loss for ECC for the periods presented are as follows:

                       Three months ended                 Six months ended
                           March 31,                          March 31,
                      1997           1996              1997             1996
                    --------       --------          --------         --------

Revenues           $ 995,744      $ 1,040,390      $ 2,028,268      $ 2,096,596
Net loss             (56,524)          (8,296)        (103,638)          (6,305)


Effective October 24, 1997, the Company acquired Float Control, Inc. ("Float Control") through the merger of a wholly-owned subsidiary of the Company into Float Control. Float Control was owned by certain executive officers of the Company and two other individuals and holds a 19% interest in The Check Exchange System Co. (the "CHEXS Partnership"). The CHEXS Partnership operates a national net settlement switch utilized by members of the National Clearinghouse Association pursuant to which such member banks are able to settle transactions with other members rather than maintaining individual accounts with each member.

Pursuant to the Plan and Agreement of Reorganization and the Plan and Agreement of Merger, both effective September 30, 1996, the Company issued 157,293 Common Shares and paid approximately $725,000. The acquisition was accounted for under the purchase method of accounting.


4.   Income Taxes

Prior to the Offering, the Company's income was taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, which provides that in lieu of corporate income taxes, the shareholders of the S Corporation are taxed on their proportionate share of the Company's taxable income. Therefore, provision for federal and certain state income taxes has been included in net income for the three months and six months ended March 31, 1996 only for the portion of operations related to ECC operations.

Upon completion of the Offering, the Company ceased to qualify as an S Corporation and was subject to corporate income taxes. The Company has recorded tax expense of $2,060,000 and $3,748,000 related to its operations for the three months and six months ended March 31, 1997, respectively. The income tax rate is based on statutory federal and state rates, and an estimate of annual earnings adjusted for the permanent differences between reported earnings and taxable income.

5.   Pro Forma Information

The pro forma statement of operations for the three months and six months ended March 31, 1996 presents the pro forma effects on the historical financial information reflecting certain Offering related transactions as if they had occurred on October 1, 1995. The following is a summary of such pro forma adjustments:

                                                          Three months      Six months
                                                             ended            ended
                                                         March 31, 1996   March 31, 1996
                                                        ---------------- ----------------
The elimination of interest expense related to the
    debt repaid                                            $  363,840      $  736,167
The elimination of the Wright Agreement not to compete        343,840         727,378
The elimination of deferred compensation and employee
    stock purchase agreement expense for certain key
    employees                                                 706,205       1,400,792
The reduction of compensation expense for executive
    officers based on new employment agreements               182,806         219,494
                                                           ----------      ----------
 Total pro forma adjustments other than income taxes       $1,596,691      $3,083,831
                                                           ==========      ==========

The pro forma section of the statement of operations also includes an estimate of taxes as if the Company were a C Corporation during the three months and six months ended March 31, 1996.

Pro forma earnings per share for the three months and six months ended March 31, 1996 are based on the weighted average number of Common Shares outstanding during the periods, including the effect of the 2,650,764 Common Shares subject to certain warrants which were outstanding during the three months and six months ended March 31, 1996. One of the warrants was subsequently purchased by the Company and a second warrant was exercised in conjunction with the Offering.

6.   Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS"). FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. FASB 128 is effective for periods ending after December 31, 1997. The Company plans to adopt FAS 128 in the period ending December 31, 1997 and does not expect the impact on EPS to be significant.

                              AIRNET SYSTEMS, INC.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding future economic performance and plans and objectives of the Company's management are forward-looking statements which involve risks and uncertainties. The following risks and uncertainties, in addition to the other risks previously disclosed in the Company's filings with the Securities and Exchange Commission and press releases, could cause actual results to differ materially from those contemplated in any such forward looking statement: potential regulatory changes by the Federal Aviation Administration, the Federal Reserve or foreign governments, which could increase the level of regulation of the Company's business; adverse weather conditions; technological advances and other economic, competitive and governmental factors affecting the Company's markets, prices and other facets of its operations.


Results of Operations

SIX  MONTHS  ENDED MARCH 31, 1997 COMPARED TO SIX MONTHS ENDED MARCH 31, 1996

Revenues were $43.0 million for the six months ended March 31, 1997, an increase of $5.4 million, or 14.4%, over the same period of fiscal 1996. Revenues from check delivery increased $4.3 million, or 14.1%. Of the increase in revenues from check delivery, $1.3 million is attributable to price increases effective January 1, 1997 and 1996, and approximately $1.4 million can be attributed to the Midway Aviation acquisition, which was completed in September, 1996. The balance is due to increased business activity and increases in total weight shipped, despite a decrease in the number of flying days from 98 in the six months ended March 31, 1996 to 95 for the same period in 1997. Small package delivery revenues increased $0.8 million, or 11.7%, due primarily to increased activity from both new and existing customers. These results and results from comparable periods in fiscal 1996 include Express Convenience Center, Inc.("ECC"), which was acquired in January, 1997 through a pooling of interests. Revenues from fixed base operations increased $0.3 million, or 68.8%, due to an increase in the retail sale of aviation parts.

Total costs and expenses were $33.7 million for the three months ended March 31, 1997, an increase of $0.5 million, or 1.6%, over the same period in fiscal 1996, resulting in income from operations of $9.3 million for the six months ended March 31, 1997 compared to $4.4 million for the same period of fiscal 1996. Air transportation expenses were up $2.9 million, or 11.1%, while selling, general and administrative expenses decreased $2.6 million, or 39.2%, for the six month period.

Payroll costs associated with air transportation increased $0.4 million due to the addition of air and ground personnel required to service a larger fleet of aircraft and the increased volume of activity. A rise in fuel prices coupled with increased flight hours contributed to a $0.9 million, or 23.5%, increase in aircraft fuel expense, net of the effects of fuel rebates and surcharges. In the six months ended March 31, 1996, the Company began to pass on the rise in fuel prices to its customers through its fuel rebate/surcharge program. For the six months ended March 31, 1997, the Company surcharged its customers $0.2 million, compared to rebates totaling $0.1 million in the same period of 1996. The increased fleet size, from 70 owned aircraft at March 31, 1996 to 89 at March 31, 1997, and increased flight hours resulted in a $0.4 million, or 12.8%, increase in maintenance expense. The fleet growth resulted in increased insurance costs, hangar rentals and landing fees of $0.2 million. In addition, travel costs associated with the integration of the Midway and ECC acquisitions increased $0.2 million.

Selling, general and administrative expenses decreased primarily due to the restructuring of executive compensation plans (which resulted in a $0.2 million decrease), the termination of stock purchase agreements (which resulted in a $1.4 million decrease) and the termination of a covenant not to compete (which resulted in a $0.7 million decrease). All were effective in conjunction with the Company's initial public offering (the "Offering") in May 1996. The stock purchase agreements were with certain executive officers and had been tied to appreciation in the book value of the Common Shares of the Company. The covenant not to compete required payments based on the Company's cash flow and debt to equity ratio.

Interest costs decreased $0.7 million as a result of the repayment of all outstanding debt in June 1996 with proceeds from the Offering.

The Company operated as an S Corporation under the Internal Revenue Code from 1988 until it elected to terminate its S Corporation status in conjunction with the Offering. Under its Subchapter S election, shareholders of the Company were taxed directly on the Company's income and, consequently, the Company was not subject to federal and certain state income taxes at the corporate level for the six months ended March 31, 1996, except for the portion of business that related to the ECC acquisition, which was taxed as a C Corporation. The Company recorded net deferred tax expense of $3.7 million for the six months ended March 31, 1997 related to the income tax expense on income for the period.

Pro forma information reflects the effects of certain Offering related transactions on the statement of operations for the six months ended March 31, 1996 as if they occurred on October 1, 1995. See Note 5 to the Condensed Consolidated Financial Statements included herein.

Adjusted pro forma net income per share was $0.33 for the six months ended March 31, 1996 with the assumption that the Common Shares issued in the Offering were outstanding for the entire period.


THREE MONTHS  ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Revenues were $22.2 million for the three months ended March 31, 1997, an increase of $3.0 million, or 15.8%, over the same period of fiscal 1996. Revenues from check delivery increased $2.4 million, or 15.3%. Of the increase in revenues from check delivery, $0.8 million is attributable to price increases effective January 1, 1997 and approximately $0.7 million can be attributed to the Midway Aviation acquisition in September, 1996. The balance is due to increased business activity and increases in total weight shipped, despite one less flying day in the three months ended March 31, 1997 compared to the same period in 1996. Small package delivery revenues increased $0.4 million, or 12.6%, due primarily to increased activity from both new and existing customers. These results and results from comparable periods in fiscal 1996 include ECC.

Total costs and expenses were $17.1 million for the three months ended March 31, 1997, an increase of $0.1 million, or 0.7%, over the same period in fiscal 1996, resulting in income from operations of $5.2 million for the three months ended March 31, 1997 compared to $2.2 million for the same period of fiscal 1996. Air transportation expenses were up $1.4 million, or 10.2%, while selling, general and administrative expenses decreased $1.4 million, or 39.2%, for the three month period.

Payroll costs associated with air transportation increased $0.2 million due to the addition of air and ground personnel required to service a larger fleet of aircraft and the increased volume of activity. In addition, a rise in fuel prices coupled with increased flight hours contributed to a $0.5 million, or 26.2%, increase in aircraft fuel expense. The Company has continued to pass on a portion of the rise in fuel prices to its customers through its fuel rebate/surcharge program. The increased fleet size, from 70 owned aircraft at March 31, 1996 compared to 89 at March 31, 1997, and increased flight hours also resulted in a $0.2 million, or 12.1%, increase in maintenance expense. Aircraft insurance also increased $0.1 million due to the increased size of the fleet.

Selling, general and administrative expenses decreased primarily due to the restructuring of executive compensation (which resulted in a $0.1 million decrease), termination of stock purchase agreements (which resulted in a $0.7 million decrease) and the termination of a covenant not to compete (which resulted in a $0.3 million decrease). All were effective in conjunction with the Company's Offering in May 1996.

Interest costs decreased $0.4 million as a result of the repayment of all outstanding debt in June 1996 with proceeds from the Offering.

The Company operated as an S Corporation under the Internal Revenue Code from 1988 until it elected to terminate its S Corporation status in conjunction with the Offering. Under its Subchapter S election, shareholders of the Company were taxed directly on the Company's income and, consequently, the Company was not subject to federal and certain state income taxes at the corporate level for the three months ended March 31, 1996, except for the portion of business that related to the ECC acquisition, which was taxed as a C Corporation. The Company recorded net deferred tax expense of $2.1 million for the three months ended March 31, 1997 related to the income tax expense on income for the period.

Pro forma information reflects the effects of certain Offering related transactions on the statement of operations for the three months ended March 31, 1996 as if they occurred on October 1, 1995. See Note 5 to the Condensed Consolidated Financial Statements included herein.

Adjusted pro forma net income per share was $0.17 for the three months ended March 31, 1996 with the assumption that the Common Shares issued in the Offering were outstanding for the entire period.


Liquidity and Capital Resources

CASH FLOW FROM OPERATING ACTIVITIES. Net cash flow from operating activities was $9.6 million for the six months ended March 31, 1997, compared to $8.0 million for the first six months of fiscal 1996. To support its expanding aircraft fleet, the Company acquired spare parts inventory and a spare jet engine from a former Learjet service center for approximately $0.7 million.

CURRENT CREDIT ARRANGEMENTS. The Company maintains a credit agreement with a bank that provides a $50.0 million, five year, unsecured revolving credit facility. The credit agreement limits the availability of funds to certain specified percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the credit agreement requires the maintenance of certain minimum net worth and cash flow levels, imposes certain limitations on payments of dividends, restricts the amount of additional debt and requires prior bank approval for certain acquisitions. There were no borrowings under the credit agreement at March 31, 1997.

INVESTING ACTIVITIES. Capital expenditures totaled $13.2 million for the six months ended March 31, 1997 compared to $5.5 million for the same period in fiscal 1996. Approximately $8.5 million was incurred in connection with the purchase of nine new aircraft and the remainder was incurred primarily for flight equipment and delivery vehicles. The $8.5 million spent on aircraft was offset by proceeds of $2.6 million received on the sale of three aircraft during the six month period. The Company anticipates it will spend an additional $13.0 million on capital items through December 31, 1997, excluding any acquisitions of new businesses. The Company anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers. The Company is also currently considering an expansion of its facilities. However, no definitive arrangements or agreements have been reached.

On January 30, 1997, the Company closed the acquisition of ECC, a small package air freight forwarder, in exchange for 145,953 Common Shares. The acquisition has added over 1,800 new small package customers to the Company's air transportation system. In addition, upon consummation of the acquisition, the Company repaid the outstanding balance due on ECC's notes payable, totaling $0.2 million.

The Company anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.


Seasonality and Variability in Quarterly Results

The Company's operations historically have been somewhat seasonal and somewhat dependent on the number of banking holidays falling during the week. Because financial institutions are currently the Company's principal customers, the Company's air system is scheduled around the needs of financial institution customers. When financial institutions are closed, there is no need for the Company to operate a full system. The Company's fiscal quarter ending December 31, is often the most impacted by bank holidays (including Thanksgiving and Christmas) recognized by its primary customers. When these holidays fall on Monday through Thursday, the Company's revenue and net income are adversely affected. For example, the three months ended March 31, 1997 contained only 48 days of full operation for the Company, while the quarter ended March 31, 1996 contained 49 days. The Company's annual results fluctuate as well.

Operating results are also affected by the weather. The Company generally experiences higher maintenance costs during its fiscal quarter ending March 31. Winter weather requires additional costs for de-icing, hangar rental and other aircraft services. The Company's cash flows are also influenced by the budget cycles of its primary customers. Many financial institutions have calendar year budget cycles and desire to pay for December services prior to year end. This results in increased cash flows for the Company's fiscal quarter ending December 31, but decreased cash flows in January and February.



Item 3. Qualitative and Quantitative Disclosures About Market Risk.

Not Applicable.

                              AIRNET SYSTEMS, INC.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings. Not Applicable

Item 2.    Changes in Securities.

           On January 30, 1997, the Company acquired Express Convenience Center, Inc. through a merger of Express Convenience Center, Inc. into a wholly-owned subsidiary of the Company. In connection with this transaction, the Company issued 145,953 Common Shares to former shareholders of Express Convenience Center, Inc. The Common Shares issued were valued at $14.217 per share, or $2,075,000 in the aggregate. The Common Shares issued to former Express Convenience Center, Inc. shareholders were not registered under the Securities Act of 1933 in reliance upon the exemption from registration provided by Section 4(6) for sales to accredited investors.

Item 3.    Defaults Upon Senior Securities. Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders.

           (a) The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on March 6, 1997. At the close of business on the record date [January 17, 1997], 12,475,128 common shares were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting 10,324,773, or 82.5% of the outstanding common shares entitled to vote, were represented in person or by proxy.

           (b) Directors elected at the Annual Meeting:

                                    Gerald G. Mercer
                For:              10,286,573
                Withheld:             38,200      Broker non-vote:        -0-

                                       Eric P. Roy
                For:              10,286,673
                Withheld:             38,100      Broker non-vote:        -0-

                                   Roger D. Blackwell
                For:              10,286,673
                Withheld:             38,100      Broker non-vote:        -0-

                                  Tony C. Canonie, Jr.
                For:              10,286,673
                Withheld:             38,100      Broker non-vote:        -0-

                                  Russell M. Gertmenian
                For:              10,286,673
                Withheld:             38,100      Broker non-vote:        -0-

                                    J. F. Keeler, Jr.
                For:              10,286,673
                Withheld:             38,100      Broker non-vote:        -0-

           (c) See Item 4(b) for voting results for directors.

           (d) Not applicable.

Item 5.    Other Information.

           On May 14, 1997, the Board of Directors of the Company approved a change in the fiscal year end of the Company from September 30 to December 31. The Company filed a Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996, which is the same period as the transition period for purposes of Rule 13a-10 under the Securities and Exchange Act of 1934, as amended. Accordingly, the Company is not required to file a separate transition report. The Company will file any audited financial statements required by Rule 13a-10(C) with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits:

               Exhibit No.                         Description
               -----------                       ---------------

                Exhibit 10 AirNet Systems, Inc. 1996 Incentive Stock Plan (reflects amendments through March 31, 1997). See pages 17 through 35.

                Exhibit 27        Financial Data Schedule.  See page 36.


           (b) Reports on Form 8-K:

               No reports on Form 8-K were filed during the three months ended March 31, 1997.

                              AIRNET SYSTEMS, INC.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Dated:  May 15, 1997                       By: /s/ Eric P. Roy
                                               ________________________________
                                                   Eric P. Roy,
                                                   Executive Vice President
                                                   (Duly Authorized Officer)
                                                   (Principal Financial Officer)

                              AIRNET SYSTEMS, INC.

                                INDEX TO EXHIBITS



Exhibit No.                            Description                    Page

    10          AirNet Systems, Inc. 1996 Incentive Stock Plan         17
                (reflects amendments through March 31, 1997)

    27          Financial Data Schedule                                36