Form 10-Q
period 1997-06-30
AIRNET SYSTEMS INC
filed 1997-08-13
CIK 1011696

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      Form 10-Q


(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                          OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934




For the transition period from ___________ to ____________



Commission file number  0-28428


                                 AIRNET SYSTEMS, INC.
               --------------------------------------------------------
                (Exact name of registrant as specified in its charter)


              Ohio                                    31-1458309
    --------------------------------        ------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)



                   3939 International Gateway, Columbus, Ohio 43219
                ------------------------------------------------------
                 (Address of principal executive offices)  (Zip Code)



                                    (614) 237-9777
                -----------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    NOT APPLICABLE
                ------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----
Common Shares, $.01 Par Value,
    Outstanding as of August 4, 1997 - 12,671,068



                             INDEX TO EXHIBITS AT PAGE 15
                                 PAGE 1 OF 97 PAGES.

                                 AIRNET SYSTEMS, INC.

                   FORM 10-Q FOR FISCAL QUARTER ENDED JUNE 30, 1997




PART I:  FINANCIAL INFORMATION

  Item 1   Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of June 30, 1997 and
           September 30, 1996 . . . . . . . . . . . . . . . . . . . . . .  3

           Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1997 and 1996 . . . . . .  4

           Condensed Consolidated Statements of Cash Flows for the six
           months ended June 30, 1997 and 1996. . . . . . . . . . . . . .  5


           Notes to Condensed Consolidated Financial Statements . . . . .  6

  Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations. . . . . . . . . . . . . . . . . . .  9

  Item 3   Quantitative and Qualitative Disclosures About Market Risk . . 12

PART II:   OTHER INFORMATION


  Items 1 through 6 . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

  Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                                PART I - INFORMATION
                           ITEM 1 - FINANCIAL STATEMENTS

                                 AIRNET SYSTEMS, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS



                                                   JUNE 30,      SEPTEMBER 30,
                                                     1997             1996
                                                 -------------   ------------
                                                 (UNAUDITED)
                                                            (note 1)
ASSETS
Current assets:
   Cash                                             $7,771,103    $11,564,191
   Accounts receivable:
     Trade, less allowances                          9,057,779      7,392,648
     Shareholder, affiliates, and employees            254,406        260,220
   Spare parts and supplies                          5,841,166      5,195,917
   Deposits and prepaids                             5,167,207      3,039,249
                                                 -------------   ------------
Total current assets                                28,091,661     27,452,225

Net property and equipment                          52,636,609     40,821,612

Other assets:
   Intangibles, net of accumulated amortization      1,812,408      1,741,091
   Other                                             3,233,551         48,103
   Deferred tax asset                                  234,507      5,803,057
                                                 -------------   ------------
Total assets                                       $86,008,736    $75,866,088
                                                 -------------   ------------
                                                 -------------   ------------



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                  2,769,414     $3,959,016
   Salaries and related liabilities                  1,949,127      1,264,338
   Accrued expenses                                     24,242        553,359
   Deferred taxes                                      208,995        208,995
                                                 -------------   ------------
Total current liabilities                            4,951,778      5,985,708

Notes payable                                                -        196,579
Deferred tax liability                               3,397,062      3,397,062

Shareholders' equity:
   Preferred stock, $.01 par value; 10,000,000
     shares authorized; and no shares issued
     and outstanding                                         -              -
   Common stock, $.01 par value; 40,000,000
     shares authorized; and 12,645,181 and
     12,463,788 shares issued and outstanding
     at June 30, 1997 and September 30, 1996,
     respectively                                      126,452        124,638
   Additional paid-in-capital                       78,352,660     76,063,102
   Retained earnings                                  (819,216)    (9,901,001)
                                                 -------------   ------------
Total shareholders' equity                          77,659,896     66,286,739

                                                 -------------   ------------
Total liabilities and shareholders' equity         $86,008,736    $75,866,088
                                                 -------------   ------------
                                                 -------------   ------------

See notes to condensed consolidated financial statements

                                 AIRNET SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)


                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                              ----------------------------------------------------------
                                                   1997           1996           1997            1996
                                              -------------   ------------   ------------   ------------
                                                         (note 1)                       (note 1)
Net revenues
  Air transportation                            $22,742,116    $20,695,033    $44,534,687    $39,675,350
  Fixed base operations                             320,217        296,648        762,342        524,421
                                              -------------   ------------   ------------   ------------
Total net revenues                               23,062,333     20,991,681     45,297,029     40,199,771

Costs and expenses
  Air transportation                             14,976,121     13,867,013     29,679,769     27,208,784
  Fixed base operations                             293,015        316,920        575,942        497,758
  Selling, general and administrative             1,985,267      3,010,545      4,080,089      6,455,588
                                              -------------   ------------   ------------   ------------
Total costs and expenses                         17,254,403     17,194,478     34,335,800     34,162,130
                                              -------------   ------------   ------------   ------------
Income from operations                            5,807,930      3,797,203     10,961,229      6,037,641
Interest expense                                          -        307,428            768        675,926
Offering related non-recurring expenses                   -     13,704,398              -     13,704,398
                                              -------------   ------------   ------------   ------------
Income (loss) before income taxes                 5,807,930    (10,214,623)    10,960,461     (8,342,683)
Provision for income taxes (note 4)               2,304,000      2,025,039      4,364,000      2,029,105
                                              -------------   ------------   ------------   ------------
Net income (loss)                                $3,503,930   ($12,239,662)    $6,596,461   ($10,371,788)
                                              -------------   ------------   ------------   ------------
                                              -------------   ------------   ------------   ------------

Net income per common share                           $0.28              -          $0.52              -
                                              -------------                  ------------
                                              -------------                  ------------

Weighted average common shares outstanding       12,633,829                    12,627,594

Pro forma information (note 5):
  Historical loss before income taxes                         ($10,214,623)                  ($8,342,683)
  Pro forma adjustments other than income taxes                  1,345,629                     2,942,320
                                                              ------------                  ------------
  Pro forma loss before income taxes                            (8,868,994)                   (5,400,363)
  Pro forma tax provision on pro forma loss                        911,034                     2,298,487
                                                              ------------                  ------------
  Pro forma net loss                                           ($9,780,028)                  ($7,698,850)
                                                              ------------                  ------------
                                                              ------------                  ------------

  Pro forma net loss per common share                               ($1.02)                       ($0.86)
                                                              ------------                  ------------
                                                              ------------                  ------------

Weighted average common shares outstanding                       9,623,076                     8,981,587




    See notes to condensed consolidated financial statements

                                 AIRNET SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

                                                                                  SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                          -----------------------------
                                                                              1997             1996
                                                                          ------------     -------------
                                                                                     (note 1)
Operating activities
Net income (loss)                                                         $6,596,461      ($10,371,787)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Offering related non-recurring, non-cash expenses                              -        13,704,398
    Depreciation                                                           4,118,943         4,321,561
    Amortization of intangibles                                              144,043           196,807
    Deferred taxes                                                         4,364,000         2,080,330
    Provision for losses on accounts receivable                               19,953            18,000
    Deferred compensation                                                          -           403,139
    Loss (gain) on disposition of assets                                      56,042           (26,280)
    Cash provided by (used in) in operating assets and liabilities:
     Accounts receivable                                                  (2,569,737)          (70,445)
     Spare parts and supplies                                               (813,882)         (251,187)
     Prepaid expenses                                                     (1,430,199)       (1,039,362)
     Accounts payable                                                       (294,243)       (2,064,554)
     Accrued expenses                                                       (913,102)          (63,136)
     Salaries and related liabilities                                        259,718           309,796
     Other, net                                                             (214,930)          (55,099)
                                                                        ------------      ------------
Net cash provided by operating activities                                  9,323,067         7,092,182

Investing activities
Acquisition of Pacific Air Charter, Inc. net of cash acquired (Note 3)      (164,188)                -
Purchases of property and equipment                                      (10,718,125)       (4,236,002)
Payments for covenants not  to compete                                      (145,000)                -
Proceeds from sales of property and equipment                                419,019                 -
                                                                        ------------      ------------
Net cash used in investing activities                                    (10,608,294)       (4,236,002)

Financing activities
Proceeds from the issuance of Common Shares - net                                (29)       83,015,980
Exercise of stock options                                                    344,900                 -
Purchase of Donald Wright Warrant                                                  -       (29,901,785)
Proceeds from shareholder notes receivable                                         -           282,508
Repayment of borrowings under the revolving credit facility                        -        (6,375,000)
Repayment of long-term debt                                                 (920,204)      (12,338,411)
Proceeds from the issuance of long-term debt                                       -         1,004,000
Distributions to shareholders                                                      -       (23,384,235)
                                                                        ------------      ------------
Net cash provided by (used in) financing activities                         (575,333)       12,303,057
                                                                        ------------      ------------

Net increase (decrease) in cash                                           (1,860,560)       15,159,237
Cash and cash equivalents at January 1                                     9,631,663           151,115

                                                                        ------------      ------------
Cash and cash equivalents at June 30                                      $7,771,103       $15,310,352
                                                                        ------------      ------------




See notes to condensed consolidated financial statements

                                 AIRNET SYSTEMS, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)



1.   BASIS OF PRESENTATION

AirNet Systems, Inc. (the "Company") operates a fully integrated national air transportation network which provides delivery service of time-critical shipments for customers in the U.S. banking industry and other industries. The Company also offers retail aviation fuel sales and related ground services for customers in Columbus, Ohio.

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of interim periods. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. On May 14, 1997, the Board of Directors of the Company approved a change in the fiscal year end of the Company from September 30 to December 31.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.


2.   INITIAL PUBLIC OFFERING

In May, 1996, the Company completed its initial public offering (the "Offering") which raised approximately $83.0 million, net of expenses. Proceeds were used to repay outstanding debt, repurchase an outstanding warrant and make distributions to former shareholders and to provide working capital to finance future acquisitions and internal growth.


3.  ACQUISITIONS

Effective June 6, 1997, the Company acquired all of the outstanding shares of Pacific Air Charter, Inc. ("PAC") for approximately $400,000 in cash. PAC operated a fleet of eight aircraft, primarily transporting canceled checks between clearing banks along the West coast. The results of PAC's operations since the effective date of the purchase have been included in the Company's accompanying financial statements.

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

On July 31, 1997, the Company acquired all of the outstanding shares of Data Air Courier, Inc. ("Data Air") for approximately $4,000,000 in cash. Data Air's primary business was transporting canceled checks between clearing banks nationwide through the use of company owned ground vehicles, independent agents and commercial airlines.


4.   INCOME TAXES

Prior to the Offering, the Company's income was taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, which provides that in lieu of corporate income taxes, the shareholders of the S Corporation are taxed on their proportionate share of the Company's taxable income. Therefore, provision for federal and certain state income taxes has been included in net income for the three months and six months ended June 30, 1996 only for the portion of operations related to ECC operations and the period from May 30, 1996, the date of the Offering, to June 30, 1996.

Upon completion of the Offering, the Company ceased to qualify as an S Corporation and was subject to corporate income taxes. The Company recorded a current tax benefit of $414,730 related to its operations for the period from May 30, 1996 to June 30, 1996, which includes the deductibility of a $2,558,362 write-off of a covenant not to compete. In the same period, the Company also recorded an additional net tax liability of $2,438,00 resulting from the cumulative effect of deferred income taxes attributable to its change in tax status. The income tax rate is based on statutory federal and state rates, and an estimate of annual earnings adjusted for the permanent differences between reported earnings and taxable income.


5.   PRO FORMA INFORMATION

The pro forma statement of operations for the three months and six months ended June 30, 1996 presents the pro forma effects on the historical financial information reflecting certain Offering related transactions as if they had occurred on January 1, 1996. The following is a summary of such pro forma adjustments:


                                                      Three months   Six months
                                                         ended         ended
                                                        June 30,      June 30,
                                                          1996          1996
                                                       ----------    ----------
The elimination of interest expense related to the
   debt repaid                                         $  302,543    $  666,383
The elimination of the Wright Agreement not to compete    192,287       536,127
The elimination of deferred compensation and employee
   stock purchase agreement expense for certain key
   employees                                              723,594     1,429,799
The reduction of compensation expense for executive
   officers based on new  employment agreements           127,205       310,011
                                                       ----------    ----------
Total pro forma adjustments other than income taxes    $1,345,629    $2,942,320
                                                       ----------    ----------
                                                       ----------    ----------

The pro forma section of the statement of operations also includes an estimate of taxes as if the Company were a C Corporation during the entire three months and six months ended June 30, 1996.

Pro forma earnings per share for the three months and six months ended June 30, 1996 are based on the weighted average number of Common Shares outstanding during the periods, including the effect of the 2,650,764 Common Shares subject to certain warrants which were outstanding during the three months and six months ended June 30, 1996. One of the warrants was subsequently purchased by the Company and the second warrant was exercised in conjunction with the Offering.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS"). FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. FAS 128 is effective for periods ending after December 15, 1997. The Company plans to adopt FAS 128 in the period ending December 31, 1997 and does not expect the impact on EPS to be significant.

The FASB has also recently issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("FAS 130") and Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of Enterprise and Related Information" ("FAS 131"). FAS 130, effective for fiscal 1998, will require separate reporting of certain items affecting shareholders' equity outside of those included in arriving at net earnings. The Company does not expect FAS 130 to have a material effect on its financial statements. FAS 131, effective for fiscal 1998, establishes requirements for reporting information about operating segments in annual reports and interim statements. The Company has not determined the impact of FAS 131 on its financial reporting.

                                 AIRNET SYSTEMS, INC.

              ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Quarterly Report on Form 10-Q, including, but not limited to, information regarding future economic performance and plans and objectives of the Company's management are forward-looking statements which involve risks and uncertainties. The following risks and uncertainties, in addition to the other risks previously disclosed in the Company's filings with the Securities and Exchange Commission and press releases, could cause actual results to differ materially from those contemplated in any such forward looking statement: potential regulatory changes by the Federal Aviation Administration, the Federal Reserve or foreign governments, which could increase the level of regulation of the Company's business; adverse weather conditions; the ability to successfully integrate the operations of acquired companies; technological advances and other economic, competitive and governmental factors affecting the Company's markets, prices and other facets of its operations.


RESULTS OF OPERATIONS

SIX  MONTHS  ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Revenues were $45.3 million for the six months ended June 30, 1997, an increase of $5.1 million, or 12.7%, over the same period of fiscal 1996. Revenues from check delivery increased $4.2 million, or 12.7%. Of the increase in revenues from check delivery, $1.5 million is attributable to price increases effective January 1, 1997, and approximately $1.5 million can be attributed to the Midway Aviation ("Midway") and Pacific Air Charter, Inc. ("PAC") acquisitions, which were completed in September, 1996 and June , 1997, respectively. The balance is due to increased business activity and increases in total weight shipped, despite a slight decrease in the number of flying days from 100 in the six months ended June 30, 1996 to 99 for the same period in 1997. Small package delivery revenues increased $0.7 million, or 10.1%, due primarily to increased activity from both new and existing customers. These results and results from comparable periods in fiscal 1996 include Express Convenience Center, Inc.("ECC"), which was acquired in January, 1997 through a pooling of interests. Revenues from fixed base operations increased $0.2 million, or 45.4%, due to an increase in the retail sale of aviation parts.


Total costs and expenses were $34.3 million for the six months ended June 30, 1997, an increase of $0.2 million, or 0.5%, over the same period in fiscal 1996, resulting in income from operations of $11.0 million for the six months ended June 30, 1997 compared to $6.0 million for the same period of fiscal 1996. Air transportation expenses were up $2.5 million, or 9.1%, while selling, general and administrative expenses decreased $2.4 million, or 36.8%, for the six month period.

Payroll costs associated with air transportation increased $0.4 million due to the addition of air and ground personnel required to service a larger fleet of aircraft and the increased volume of activity. A rise in fuel prices coupled with increased flight hours contributed to a $0.9 million, or 22.0%, increase in aircraft fuel expense. The increased fleet size, from 69 owned aircraft at June 30, 1996 to 110 at June 30, 1997, and increased flight hours resulted in a $0.2 million, or 7.2%, increase in maintenance expense. The fleet growth resulted in increased insurance costs, hangar rentals and landing fees of $0.5 million. In addition, travel costs associated with the integration of the Midway and ECC and PAC acquisitions increased $0.2 million.

Selling, general and administrative expenses decreased primarily due to the restructuring of executive compensation plans (which resulted in a $0.3 million decrease), the termination of stock purchase agreements (which resulted in a $1.4 million decrease) and the termination of a covenant not to compete (which resulted in a $0.5 million decrease). All were effective in conjunction with the Company's initial public offering (the "Offering") in May 1996. The stock purchase agreements were with certain executive officers and had been tied to appreciation in the book value of the Common Shares of the Company. The covenant not to compete required payments based on the Company's cash flow and debt to equity ratio.

Interest costs decreased $0.7 million as a result of the repayment of all outstanding debt in June 1996 with proceeds from the Offering.


The Company operated as an S Corporation under the Internal Revenue Code from 1988 until it elected to terminate its S Corporation status in conjunction with the Offering. Under its Subchapter S election, shareholders of the Company were taxed directly on the Company's income and, consequently, the Company was not subject to federal and certain state income taxes at the corporate level for the six months ended June 30, 1996, except for the portion of business that related to the ECC acquisition, which was taxed as a C Corporation, and the period subsequent to the Offering in May 1996. The Company recorded net deferred tax expense of $4.4 million for the six months ended June 30, 1997 related to the income tax expense on income for the period.

Pro forma information reflects the effects of certain Offering related transactions on the statement of operations for the six months ended June 30,
1996 as if they occurred on January 1, 1996.   See Note 5 to the Condensed
Consolidated Financial Statements included herein.

Adjusted pro forma net income per share was $0.40 for the six months ended June 30, 1996 with the assumptions that the $13.7 million non-cash, non-recurring expenses incurred in conjunction with the Offering are excluded and the Common Shares issued in the Offering were outstanding for the entire period.


THREE MONTHS  ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Revenues were $23.1 million for the three months ended June 30, 1997, an increase of $2.1 million, or 9.9%, over the same period of fiscal 1996.
Revenues from check delivery increased $1.8 million, or 10.3%. Of the increase in revenues from check delivery, $0.8 million is attributable to price increases effective January 1, 1997 and approximately $0.8 million can be attributed to the Midway and PAC acquisitions in September, 1996 and June, 1997, respectively. The balance is due to increased business activity and increases in total weight shipped. Small package delivery revenues increased $0.3 million, or 7.9%, due primarily to increased activity from both new and existing customers. These results and results from comparable periods in fiscal 1996 include ECC.

Total costs and expenses were $17.3 million for the three months ended June 30, 1997, an increase of $0.1 million, or 0.4%, over the same period in fiscal 1996, resulting in income from operations of $5.8 million for the three months ended June 30, 1997 compared to $3.8 million for the same period of fiscal 1996. Air transportation expenses were up $1.1 million, or 8.0%, while selling, general and administrative expenses decreased $1.0 million, or 34.1%, for the three month period.

Payroll costs associated with air transportation increased $0.2 million due to the addition of air and ground personnel required to service a larger fleet of aircraft and the increased volume of activity. In addition, a rise in fuel prices coupled with an overall increase in flight hours contributed to a $0.4 million, or 18.2%, increase in aircraft fuel expense. Aircraft lease expense decreased $0.2 million due to the purchase of eleven previously leased aircraft. Aircraft insurance also increased $0.1 million due to the increased size of the fleet.

Selling, general and administrative expenses decreased primarily due to the restructuring of executive compensation (which resulted in a $0.3 million decrease), termination of stock purchase agreements (which resulted in a $0.7 million decrease) and the termination of a covenant not to compete (which resulted in a $0.2 million decrease). All were effective in conjunction with the Company's Offering in May 1996.

Interest costs decreased $0.3 million as a result of the repayment of all outstanding debt in June 1996 with proceeds from the Offering.

The Company operated as an S Corporation under the Internal Revenue Code from 1988 until it elected to terminate its S Corporation status in conjunction with the Offering. Under its Subchapter S election, shareholders of the Company were taxed directly on the Company's income and, consequently, the Company was not subject to federal and certain state income taxes at the corporate level for the three months ended June 30, 1996, except for the portion of business that related to the ECC acquisition, which was taxed as a C Corporation, and the period subsequent to the Offering in May 1996. The Company recorded net deferred tax expense of $2.3 million for the three months ended June 30, 1997 related to the income tax expense on income for the period.

Pro forma information reflects the effects of certain Offering related transactions on the statement of operations for the three months ended June 30,
1996 as if they occurred on January 1, 1996.   See Note 5 to the Condensed
Consolidated Financial Statements included herein.

Adjusted pro forma net income per share was $0.23 for the three months ended June 30, 1996, with the assumptions that the $13.7 million non-cash, non-recurring expenses incurred in conjunction with the Offering are excluded and the Common Shares issued in the Offering were outstanding for the entire period.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES.   Net cash flow from operating activities
was $9.3 million for the six months ended June 30, 1997, compared to $7.1 million for the six months ended June 30, 1996.

CURRENT CREDIT ARRANGEMENTS. The Company maintains a credit agreement with a bank that provides a $50.0 million, five year, unsecured revolving credit facility. The credit agreement limits the availability of funds to certain specified percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the credit agreement requires the maintenance of certain minimum net worth and cash flow levels, imposes certain limitations on payments of dividends, restricts the amount of additional debt and requires prior bank approval for certain acquisitions. There were no borrowings under the credit agreement at June 30, 1997.

INVESTING ACTIVITIES. Capital expenditures totaled $10.3 million for the six months ended June 30, 1997 compared to $4.2 million for the same period in fiscal 1996. Approximately $5.4 million was incurred in connection with the purchase of fifteen (15) new aircraft, ten of which were previously leased by the Company. The remainder was incurred primarily for flight equipment and delivery vehicles. The Company anticipates it will spend an additional $10.0 million on capital items through December 31, 1997, excluding any acquisitions of new businesses. The Company anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers. The Company is also currently considering an expansion of its facilities. However, no definitive arrangements or agreements have been reached.

For the six months ended June 30, 1997, the Company has completed two acquisitions of companies for approximately $0.4 million in cash and 145,953 Common Shares. On July 31, 1997, the Company acquired a third company for approximately $4.0 million cash. See Note 3 to the Condensed Consolidated Financial Statements included herein.

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not Applicable.

                                 AIRNET SYSTEMS, INC.

                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. Not Applicable

Item 2.  Changes in Securities. Not Applicable

Item 3.  Defaults Upon Senior Securities. Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.  Not Applicable

Item 5.  Other Information. Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

              Exhibit No.                    Description
              -----------                    -----------

              Exhibit 2      Stock Purchase Agreement dated July 14, 1997 among
                             (i) AirNet Systems, Inc., (ii) Carole E. Aasen, individually, and (iii) Carole E. Aasen, as sole trustee under the Carole E. Aasen Revocable Living Trust of October 28, 1996, and Thomas M. McQuaid and Judith A. McQuaid, as joint tenants with right of survivorship; and amendments thereto, dated as of July 31, 1997. See pages 16 through 96.

              Exhibit 27     Financial Data Schedule.  See page 97.

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the three months ended June 30, 1997.

                                 AIRNET SYSTEMS, INC.

                                      SIGNATURES




    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





    Dated:  August 14, 1997                 By:  /s/ Eric P. Roy
                                                 ---------------------------
                                                 Eric P. Roy,
                                                 Executive Vice President
                                                 (Duly Authorized Officer)
                                                 (Principal Financial Officer)

                                 AIRNET SYSTEMS, INC.

                                  INDEX TO EXHIBITS


Exhibit No.                       Description                            Page

    2         Stock Purchase Agreement dated July 14, 1997 among          16
              (i) AirNet Systems, Inc., (ii) Carole E. Aasen, individually, and (iii) Carole E. Aasen, as sole trustee under the Carole E. Aasen Revocable Living
              Trust of October 28, 1996, and Thomas M. McQuaid and Judith A. McQuaid, as joint tenants with right of survivorship; and amendments thereto, dated as of July 31, 1997. See pages 16 through 96.

    27        Financial Data Schedule                                     97