Form 10-Q
period 1997-09-30
AIRNET SYSTEMS INC
filed 1997-11-13
CIK 1011696

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                          OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number  0-28428

                             AIRNET SYSTEMS, INC.
            --------------------------------------------------------
     (Exact name of registrant as specified in its charter)

                  Ohio                            31-1458309
    ----------------------------------     -----------------------
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           Identification No.)

         3939 International Gateway, Columbus, Ohio 43219
    --------------------------------------------------------
     (Address of principal executive offices)  (Zip Code)

                        (614) 237-9777
    --------------------------------------------------------
     (Registrant's telephone number, including area code)

                         NOT APPLICABLE
    --------------------------------------------------------
     (Former name, former address and former fiscal year,
                 if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Common Shares, $.01 Par Value,
    Outstanding as of November 7, 1997 - 12,471,850


                             Index to Exhibits at page 15

                                 AIRNET SYSTEMS, INC.

                 FORM 10-Q FOR FISCAL QUARTER ENDED SEPTEMBER 30, 1997



PART I:  FINANCIAL INFORMATION

 Item 1  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets as of September 30, 1997 and
         September 30, 1996. . . . . . . . . . . . . . . . . . . . . . . . .  3

         Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1997 and 1996. . . . . .  . . .  4

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 . . . . . . . . . . . . . . . . .  5

         Notes to Condensed Consolidated Financial Statements. . . . . . . .  6

 Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . . .  9

 Item 3  Quantitative and Qualitative Disclosures About Market Risk. . . . . 12

PART II:  OTHER INFORMATION

 Items 1 through 6 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

 Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                              AIRNET SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        SEPTEMBER 30,
                                                                    1997              1996
                                                                -----------       ------------
                                                                (UNAUDITED)
                                                                           (note 1)
ASSETS
Current assets:
     Cash and  cash equivalents                                  $4,729,285         $11,564,191
     Accounts receivable:
        Trade, less allowances                                   11,777,716           7,392,648
        Shareholder, affiliates, and employees                      246,552             260,220
     Spare parts and supplies                                     6,203,793           5,195,917
     Deposits and prepaids                                        7,099,584           3,039,249
                                                                -----------         -----------
Total current assets                                             30,056,930          27,452,225

Net property and equipment                                       55,165,077          40,821,612

Other assets:
     Intangibles, net of accumulated amortization                 5,376,204           1,741,091
     Investment in partnerships and other                         3,318,608              48,103
     Deferred tax asset                                                   -           5,803,057
                                                                -----------         -----------
Total assets                                                    $93,916,819         $75,866,088
                                                                -----------         -----------
                                                                -----------         -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                            $5,410,235          $3,959,016
     Salaries and related liabilities                             1,365,303           1,264,338
     Accrued expenses                                             1,626,586             553,359
     Deferred taxes                                                 208,995             208,995
                                                                -----------         -----------
Total current liabilities                                         8,611,119           5,985,708

Notes payable                                                     5,000,000             196,579
Deferred tax liability                                            3,397,062           3,397,062

Shareholders' equity:
     Preferred shares, $.01 par value; 10,000,000 shares
       authorized; and no shares issued and outstanding                   -                   -
     Common shares, $.01 par value; 40,000,000 shares
       authorized; and 12,465,443 and 12,463,788 shares
       issued and outstanding at September 30, 1997
       and September 30, 1996, respectively                         127,450             124,638
     Additional paid-in-capital                                  79,764,030          76,063,102
     Retained earnings                                            2,779,146          (9,901,001)
     Treasury shares; 279,600 shares held at cost  (note 6)      (5,761,988)                  -
                                                                -----------         -----------
Total shareholders' equity                                       76,908,638          66,286,739
                                                                -----------         -----------
Total liabilities and shareholders' equity                      $93,916,819         $75,866,088
                                                                -----------         -----------
                                                                -----------         -----------

See notes to condensed consolidated financial statements

                              AIRNET SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                      --------------------------    --------------------------
                                                          1997           1996           1997          1996
                                                      -----------    -----------    -----------    -----------
                                                                (note 1)                      (note 1)
    Net revenues
     Air transportation                               $25,921,506    $21,066,677    $70,456,193    $60,742,027
     Fixed base operations                                325,746        287,993      1,088,088        812,414
                                                      -----------    -----------    -----------    -----------
    Total net revenues                                 26,247,252     21,354,670     71,544,281     61,554,441

    Costs and expenses
     Air transportation                                18,415,904     13,741,029     48,095,673     40,949,813
     Fixed base operations                                284,370        325,995        860,312        823,753
     Selling, general and administrative                1,525,052      2,271,622      5,605,141      8,727,209
                                                      -----------    -----------    -----------    -----------
    Total costs and expenses                           20,225,326     16,338,646     54,561,126     50,500,775
                                                      -----------    -----------    -----------    -----------
    Income from operations                              6,021,926      5,016,024     16,983,155     11,053,666
    Interest expense                                       24,563         19,145         25,331        695,071
    Offering related non-recurring expenses                     -              -              -     13,704,398
                                                      -----------    -----------    -----------    -----------
    Income (loss) before income taxes                   5,997,363      4,996,879     16,957,824     (3,345,803)
    Provision for income taxes (note 4)                 2,399,000      2,173,386      6,763,000      4,202,491
                                                      -----------    -----------    -----------    -----------
    Net income (loss)                                  $3,598,363     $2,823,493    $10,194,824    ($7,548,294)
                                                      -----------    -----------    -----------    -----------
                                                      -----------    -----------    -----------    -----------
    Net income per common share                             $0.29          $0.23          $0.81              -
                                                      -----------    -----------    -----------
                                                      -----------    -----------    -----------
    Weighted average common shares outstanding         12,579,466     12,463,788     12,611,375              -

    Pro forma information (note 5):
     Historical loss before income taxes                                                           ($3,345,803)
     Pro forma adjustments other than income taxes                                                   2,942,320
                                                                                                   -----------
     Pro forma loss before income taxes                                                               (403,483)
     Pro forma tax provision on pro forma loss                                                       4,297,026
                                                                                                   -----------
     Pro forma net loss                                                                            ($4,700,509)
                                                                                                   -----------
                                                                                                   -----------
     Pro forma net loss per common share                                                                ($0.52)
                                                                                                   -----------
                                                                                                   -----------
     Weighted average common shares outstanding                                                      8,981,587

See notes to condensed consolidated financial statements

                              AIRNET SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                          -------------------------------
                                                                              1997                1996
                                                                          -----------         -----------
                                                                                     (note 1)
Operating activities
Net income (loss)                                                         $10,194,824         ($7,548,294)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Offering related non-recurring, non-cash expenses                              -          13,704,398
     Depreciation                                                           6,598,119           6,488,951
     Amortization of intangibles                                              245,878             242,352
     Deferred taxes                                                         4,157,994           2,438,000
     Provision for losses on accounts receivable                               42,481              26,502
     Deferred compensation                                                          -             403,139
     Loss (gain) on disposition of assets                                     (87,593)             79,295
     Cash provided by (used in) in operating assets and liabilities:
       Accounts receivable                                                 (3,519,354)             18,344
       Spare parts and supplies                                            (1,155,216)           (641,822)
       Prepaid expenses                                                    (3,255,962)           (353,480)
       Accounts payable                                                     1,227,860          (2,603,743)
       Accrued expenses                                                     1,172,496          (1,014,299)
       Salaries and related liabilities                                      (786,871)            127,219
       Other, net                                                            (288,700)            (41,425)
                                                                          -----------         -----------
Net cash provided by operating activities                                  14,545,956          11,325,137

Investing activities
Acquisition of Pacific Air Charter, Inc. net of cash acquired (Note 3)       (209,846)                  -
Acquisition of Data Air Courier, Inc., net of cash acquired (Note 3)       (4,049,216)
Acquisition of Midway Aviation, Inc., net of cash acquired (Note 3)                            (2,810,416)
Purchases of property and equipment                                       (15,452,352)        (10,908,597)
Payments for covenants not  to compete                                       (105,000)                  -
Proceeds from sales of property and equipment                                 933,037                   -
                                                                          -----------         -----------
Net cash used in investing activities                                     (18,883,377)        (13,719,013)

Financing activities
Proceeds from the issuance of Common Shares - net                                 (29)         82,697,107
Exercise of stock options                                                   1,757,266                   -
Purchase of Donald Wright Warrant                                                   -         (29,901,785)
Proceeds from shareholder notes receivable                                          -             282,508
Repayment of borrowings under the revolving credit facility                         -          (6,375,000)
Repayment of long-term debt                                                (1,560,206)        (12,336,705)
Proceeds from the issuance of long-term debt                                5,000,000           1,004,000
Purchase of treasury stock                                                 (5,761,988)                  -
Distributions to shareholders                                                       -         (23,384,233)
                                                                          -----------         -----------
Net cash provided by (used in) financing activities                          (564,957)         11,985,892
                                                                          -----------         -----------

Net increase (decrease) in cash                                            (4,902,378)          9,592,016
Cash and cash equivalents at January 1                                      9,631,663             151,115

                                                                          -----------         -----------
Cash and cash equivalents at September 30                                  $4,729,285          $9,743,131
                                                                          -----------         -----------
                                                                          -----------         -----------

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of interim periods. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997. On May 14, 1997, the Board of Directors of the Company approved a change in the fiscal year end of the Company from September 30 to December 31.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.


2.   INITIAL PUBLIC OFFERING

In May, 1996, the Company completed its initial public offering (the "Offering") which raised approximately $83.0 million, net of expenses. Proceeds were used to repay outstanding debt, repurchase an outstanding warrant, make distributions to former shareholders and to provide working capital to finance future acquisitions and internal growth.


3.  ACQUISITIONS

Effective July 31, 1997, the Company acquired all of the outstanding common shares of Data Air Courier, Inc. ("Data Air"), whose primary business involves the nationwide transportation of canceled checks between clearing banks through the use of company owned ground vehicles, independent agents and commercial airlines. The Company accounted for the acquisition under the purchase method of accounting. The purchase price of the acquisition totaled approximately $4,049,000 and resulted in goodwill of approximately $3,610,000, which will be amortized over 25 years. The Company also entered into a five year covenant not to compete for $50,000. Of the purchase price, $800,000 was placed in escrow and may be withdrawn in its entirety on July 31, 1998. The acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of July 31, 1997. The Company's condensed consolidated financial statements for the three and nine months ended September 30, 1997 include the results of operations of Data Air since the purchase date. The following are pro forma results of operations for AirNet and Data Air as though they were combined as of the beginning of the periods presented (in thousands, except per share data):

                         Three months ended     Nine months ended
                            September 30,         September 30,
                            1997      1996       1997        1996
                        ---------   -------   ---------   ---------
                                                          (Pro Forma
                                                          See Note 5)
Revenues                $  27,548   $25,232   $  80,569   $  73,224
Net Income                  3,497     3,001       9,934      (3,901)
Net income per share    $    0.28   $  0.24   $    0.79   $   (0.43)


Effective June 6, 1997, the Company acquired all of the outstanding shares of Pacific Air Charter, Inc. ("PAC") for approximately $400,000 in cash. PAC operates a fleet of eight aircraft, primarily transporting canceled checks between clearing banks along the West coast. The results of PAC's operations since the effective date of the purchase have been included in the Company's accompanying financial statements.

Effective January 30, 1997, the Company acquired Express Convenience Center, Inc. d/b/a ECC Worldwide Services ("ECC") in a business combination accounted for as a pooling of interests. ECC's primary services include small package delivery services within the United States and certain other countries. All of the stock of ECC was exchanged for 145,953 Common Shares of the Company. The financial statements of the Company have been restated to include ECC for all periods presented.


4.   INCOME TAXES

Prior to the Offering, the Company's income was taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, which provides that in lieu of corporate income taxes, the shareholders of the S Corporation are taxed on their proportionate share of the Company's taxable income. Therefore, for the nine month period ending September 30, 1996, the provision for federal and certain state income taxes has been included in net income for only for the portion of operations related to ECC operations and for the period from May 30, 1996, the date of the Offering, to September 30, 1996.

Upon completion of the Offering, the Company ceased to qualify as an S Corporation and became subject to corporate income taxes. The Company recorded a current tax benefit of $1,764,491 related to its operations for the period from May 30, 1996 to September 30, 1996, which includes the deductibility of a $2,558,362 write-off of a covenant not to compete. In the same period, the Company also recorded an additional net tax liability of $2,438,00 resulting from the cumulative effect of deferred income taxes attributable to its change in tax status. The income tax rate is based on statutory federal and state rates, and an estimate of annual earnings adjusted for the permanent differences between reported earnings and taxable income.

5. PRO FORMA INFORMATION

The pro forma statement of operations for the nine months ended September 30, 1996 presents the pro forma effects on the historical financial information of certain Offering related transactions as if they had occurred on January 1, 1996. The following is a summary of such pro forma adjustments:

                                                                             Nine months ended
                                                                             September 30, 1996
                                                                             ------------------
  The elimination of interest expense related to the debt repaid                   $ 666,383
  The elimination of the Wright Agreement not to compete                             536,127
  The elimination of deferred compensation and employee
    stock purchase agreement expense for certain key employees                     1,429,799
  The reduction of compensation expense for executive officers based on new
    employment agreements                                                            310,011
                                                                                  ----------

           Total pro forma adjustments other than income taxes                    $2,942,320
                                                                                  ----------
                                                                                  ----------

The pro forma section of the statement of operations also includes an estimate of taxes as if the Company were a C Corporation during the entire nine months ended September 30, 1996.

Pro forma net loss per share for the nine months ended September 30, 1996 is based on the weighted average number of Common Shares outstanding during the period, including the effect of the 2,650,764 Common Shares subject to certain warrants which were outstanding during the nine months ended
September 30, 1996. One of the warrants was subsequently purchased by the Company and the second warrant was exercised in conjunction with the Offering.

6. TREASURY STOCK

In August, 1997, the Company implemented a stock repurchase program. During the quarter, the Company repurchased 279,600 of the 600,000 common shares they were authorized to repurchase, for $5,762,000. The common shares were purchased at what management believes were reasonable prices. The repurchase program was implemented primarily to provide common shares to fund currently outstanding stock options and the AirNet Systems, Inc. Employee Stock Purchase Program, without dilution.

7. SUBSEQUENT EVENTS

In October, 1997, subsequent to the close of the quarter, the Company purchased its current headquarters in Columbus, Ohio from Gerald G. Mercer, the Company's President and Chief Executive Officer, for $4.1 million.


8. RECENT ACCOUNTING PRONOUNCEMENTS

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

The FASB has also recently issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("FAS 130") and Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of Enterprise and Related Information" ("FAS 131"). FAS 130, effective for 1998, will require separate reporting of certain items affecting shareholders' equity outside of those included in arriving at net earnings. The Company does not expect FAS 130 to have a material effect on its financial statements. FAS 131, effective for 1998, establishes requirements for reporting information about operating segments in annual reports and interim statements. The Company has not determined the impact of FAS 131 on its financial reporting.




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


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Net revenues were $71.5 million for the nine months ended September 30, 1997, an increase of $10.0 million, or 16.2%, over the same period of fiscal 1996. Net revenues from check delivery increased $8.4 million, or 16.8%. Of the increase in revenues from check delivery, $2.5 million is attributable to price increases effective January 1, 1997, and approximately $4.7 million can be attributed to the Midway Aviation ("Midway"), Pacific Air Charter, Inc. ("PAC") and Data Air Courier, Inc. ("Data Air") acquisitions, which were completed in September 1996, June 1997 and July 1997, respectively. The balance is due to increased business activity and increases in total weight shipped, despite a slight decrease in the number of flying days from 151 in the nine months ended September 30, 1996 to 150 for the same period in 1997. Net small package delivery revenues increased $1.3 million, or 12.0%, due to increased activity from both new and existing customers. These results and results from comparable periods in fiscal 1996 include Express Convenience Center, Inc.("ECC"), which was acquired in January, 1997 through a pooling of interests. Revenues from fixed base operations increased $0.3 million, or 33.9%, due to an increase in the retail sale of aviation parts.

Total costs and expenses were $54.6 million for the nine months ended September 30, 1997, an increase of $4.1 million, or 8.0%, over the same period in fiscal 1996, resulting in income from operations of $17.0 million for the nine months ended September 30, 1997 compared to $11.1 million for the same period of fiscal 1996. Air transportation expenses were up $7.3 million, or 17.5%, while selling, general and administrative expenses decreased $3.1 million, or 35.8%, for the nine month period.

Payroll costs associated with air and ground transportation and customer service support increased $3.1 million due to the addition of air and ground personnel required to service a larger fleet of aircraft and the increased volume of activity. Increased flight hours, offset slightly by lower fuel prices, contributed to a $1.2 million, or 19.0%, increase in aircraft fuel expense. The increased fleet size, from 94 aircraft at September 30, 1996 to 111 at September 30, 1997, and increased flight hours resulted in a $0.4 million, or 8.9%, increase in maintenance expense. The growth in the fleet also contributed to a $0.2 million increase in aircraft insurance expense. The Company's costs for shipping packages on commercial airlines increased $0.9 million due to the addition of Data Air shipments, of which a significant portion are moved during daytime hours when the Company's aircraft do not fly.

Selling, general and administrative expenses decreased primarily due to the restructuring of executive compensation plans (which resulted in a $0.9 million decrease), the termination of stock purchase agreements (which resulted in a $1.4 million decrease) and the termination of a covenant not to compete (which resulted in a $0.5 million decrease). All were effective in conjunction with the Company's initial public offering (the "Offering") in May 1996. The stock purchase agreements were with certain executive officers and had been tied to appreciation in the book value of the Common Shares of the Company. The covenant not to compete required payments based on the Company's cash flow and debt to equity ratio.

Interest costs decreased $0.7 million as a result of the repayment of all outstanding debt in September 1996 with proceeds from the Offering.

The Company operated as an S Corporation under the Internal Revenue Code from 1988 until it elected to terminate its S Corporation status in conjunction with the Offering. Under its Subchapter S election, shareholders of the Company were taxed directly on the Company's income and, consequently, the Company was not subject to federal and certain state income taxes at the corporate level for the nine months ended September 30, 1996, except for the portion of business that related to the ECC acquisition, which was taxed as a C Corporation, and the period subsequent to the Offering in May 1996. The Company recorded tax expense of $6.8 million for the nine months ended September 30, 1997 on income for the period.

Pro forma information reflects the effects of certain Offering related transactions on the statement of operations for the nine months ended September
30, 1996 as if they occurred on January 1, 1996.   See Note 5 to the Condensed
Consolidated Financial Statements included herein.

Adjusted pro forma net income per share was $0.64 for the nine months ended September 30, 1996 with the assumptions that the $13.7 million non-cash, non-recurring expenses incurred in conjunction with the Offering are excluded and the Common Shares issued in the Offering were outstanding for the entire period.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Net revenues were $26.2 million for the three months ended September 30, 1997, an increase of $4.9 million, or 22.9%, over the same period of fiscal 1996. Net revenues from check delivery increased $4.3 million, or 24.6%. Of the increase in revenues from check delivery, $0.9 million is attributable to price increases effective January 1, 1997 and approximately $3.3 million can be attributed to the Midway, PAC and Data Air acquisitions. The balance is due to increased business activity and increases in total weight shipped.
Net small package delivery revenues increased $0.6 million, or 15.5%, due to increased activity from both new and existing customers. These results and results from comparable periods in fiscal 1996 include ECC.

Total costs and expenses were $20.2 million for the three months ended September 30, 1997, an increase of $3.9 million, or 23.8%, over the same period in fiscal 1996, resulting in income from operations of $6.0 million for the three months ended September 30, 1997 compared to $5.0 million for the same period of fiscal 1996. Air transportation expenses were up $4.7 million, or 34.0%, while selling, general and administrative expenses decreased $0.7 million, or 32.9%, for the three month period.

Payroll costs associated with air and ground transportation and customer service support increased $2.0 million due to the addition of air and ground personnel required to service a larger fleet of aircraft and the increased
volume of activity.   An increase in flight hours, offset slightly by a
decrease in fuel prices, contributed to a $0.3 million, or 13.5%, increase in aircraft fuel expense. The increased fleet size, coupled with the increased flight hours, resulted in a $0.2 million, or 11.7%, increase in maintenance expense. Aircraft lease expense decreased $0.2 million due to the purchase of eleven previously leased aircraft. The Company's costs for shipping packages on commercial airlines increased $0.9 million due to the addition of Data Air shipments, of which a significant portion are moved during daytime hours when the Company's aircraft do not fly. Courier vehicle costs increased $0.2 million due to the increase in the size of the ground fleet from approximately 100 vehicles at September 30, 1996 to over 300 at September 30, 1997.

A restructuring of officer compensation, coupled with the fact the Company employed two less officers in the 1997 quarter contributed to the decrease in selling, general and administrative expenses. A reduction of staff and overhead costs associated with the integration of ECC into the Company's operations also contributed to the decrease. In addition, the Company incurred less in legal fees in the 1997 quarter, compared to the 1996 quarter.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES.   Net cash flow from operating activities
was $14.5 million for the nine months ended September 30, 1997, compared to $11.3 million for the nine months ended September 30, 1996.

CURRENT CREDIT ARRANGEMENTS. The Company maintains a credit agreement with a bank that provides a $50.0 million, five year, unsecured revolving credit facility. The credit agreement limits the availability of funds to certain specified percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the credit agreement requires the maintenance of certain minimum net worth and cash flow levels, imposes certain limitations on payments of dividends, restricts the amount of additional debt and requires prior bank approval for certain acquisitions. As of September 30, 1997, the Company had drawn $5.0 million on the line.

INVESTING ACTIVITIES. Capital expenditures totaled $15.5 million for the nine months ended September 30, 1997 compared to $10.9 million for the same period in fiscal 1996. Approximately $6.6 million was incurred in connection with the purchase of 19 new aircraft, ten of which were previously leased by the Company. The remainder was incurred primarily for flight equipment and delivery vehicles. The Company anticipates it will spend an additional $5.0 million on capital items through December 31, 1997, excluding any acquisitions of new businesses. The Company anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers

In October, 1997, subsequent to the close of the quarter, the Company purchased its current headquarters in Columbus, Ohio from Gerald G. Mercer, the Company's President and Chief Executive Officer, for $4.1 million in cash. In September, 1997, the Company also began leasing additional office space. Currently, the Company is also considering an expansion of its facilities. However, no definitive arrangements or agreements have been reached.

For the nine months ended September 30, 1997, the Company has completed three acquisitions of companies for approximately $4.3 million in cash and 145,953 Common Shares. See Note 3 to the Condensed Consolidated Financial Statements included herein.

In August, 1997, the Company implemented a stock repurchase program. During the quarter, the Company repurchased 279,600 of the 600,000 common shares they were authorized to repurchase, for $5,762,000. The common shares were purchased at what management believes were reasonable prices. The repurchase program was implemented primarily to provide common shares to fund currently outstanding stock options and the AirNet Systems, Inc. Employee Stock Purchase Program, without dilution.

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

Item 2.  Changes in Securities and Use of Proceeds. Not Applicable

Item 3.  Defaults Upon Senior Securities. Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.  Not Applicable

Item 5.  Other Information. Not Applicable

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

               Exhibit No.                   Description
               -----------    -----------------------------------------------
               Exhibit 2(a)   Leasehold Interest Purchase Agreement dated
                              October 31, 1997 by and between Gerald G. Mercer and AirNet Systems, Inc.

               Exhibit 2(b) Assignment and Assumption of Leases dated October 31, 1997 by and between Gerald G. Mercer and AirNet Systems, Inc.

               Exhibit 27     Financial Data Schedule.

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                 AIRNET SYSTEMS, INC.

                                      SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  November 13, 1997              By:  /s/ Eric P. Roy
                                            -------------------------------
                                            Eric P. Roy,
                                            Executive Vice President
                                            (Duly Authorized Officer)
                                            (Principal Financial Officer)

                                 AIRNET SYSTEMS, INC.

                                  INDEX TO EXHIBITS



Exhibit No.                           Description
-----------   ------------------------------------------------------------
  2(a)        Leasehold Interest Purchase Agreement dated October 31, 1997 by and between Gerald G. Mercer and AirNet Systems, Inc.

  2(b) Assignment and Assumption of Leases dated October 31, 1997 by and between Gerald G. Mercer and AirNet Systems, Inc.

  27          Financial Data Schedule