Form 10-K405
period 1997-12-31
AIRNET SYSTEMS INC
filed 1998-03-27
CIK 1011696

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549
                                     FORM 10-K

(Mark One)

     (X)  ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the year ended December 31, 1997

                                         OR

     ( )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    -------------------

          Commission file number 0-28428
                                 -------

                           AirNet Systems, Inc.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Ohio                                 31-1458309
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

      3939 International Gateway                              43219
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:         614-237-9777
                                                            ------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which registered
     -------------------           -----------------------------------------
Common shares, $.01 par value                New York Stock Exchange
  (12,558,913 outstanding
   at February 27, 1998)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                         ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 27, 1998 was $199,119,189.

                                       PART I


ITEM 1  -  BUSINESS

OVERVIEW OF THE COMPANY'S BUSINESS

AirNet Express-SM-, the fully integrated national air transportation network of AirNet Systems, Inc. (the "Company"), operates between 100 cities in more than 40 states and delivers over 16,000 time-critical shipments each working day. The Company's check delivery service, which generates approximately 83% of the Company's revenues, is the leading transporter of canceled checks and related information for the U.S. banking industry, meeting more that 2,200 daily deadlines. The Company's small package service, which generates approximately 16% of the Company's revenues, provides specialized, high priority delivery service for customers requiring late pick-ups and early deliveries combined with prompt, on-line delivery information. The Company's fixed base operations, which accounts for approximately 1% of the Company's revenues, also offers retail aviation fuel sales and related ground services for customers in Columbus, Ohio.

During 1997, the Company acquired Data Air Courier, Inc, ("Data Air") and
Pacific Air Charter, Inc, ("PAC").   Both companies were in the business of
transporting cancelled checks. In addition, Express Convenience Center, Inc. ("ECC") was acquired to provide an expanded customer base in the small package market.

The Company currently operates a fleet of 113 aircraft (29 Learjets and 84 light twin engine aircraft), which fly approximately 105,000 miles per operating night, primarily Monday through Thursday. The Company also provides ground pick-up and delivery services throughout the nation seven days per week, utilizing a fleet of 243 Company-owned ground vehicles as well as a ground transportation network of over 300 independent contractors. The Company uses its air and ground network to support its banking industry customers, as well as its LateNight, BusinessDay and SameNight small package customers. The Company also utilizes commercial airlines to provide SameDay delivery service for certain of its banking and small package customers. Later pick-ups and earlier deliveries than those offered by other national carriers are the differentiating characteristics of the Company's time-critical delivery network. The Company has consistently achieved on-time performance levels exceeding 97%. In order to maintain this performance, the Company utilizes a number of proprietary customer service and management information systems to track, sort, dispatch and control the flow of checks and small packages throughout the Company's delivery system. Delivery times and certain shipment information are available on-line and through the Internet.

The Company believes that the market for reliable, time-critical deliveries is growing as a result of a number of global trends, including: (i) global business strategies aimed at serving customers' time critical needs for the dissemination of printed and graphic information; (ii) medical laboratories requiring same-day deliveries; and (iii) corporations requiring just-in-time inventory parts to lower production costs. The Company believes that its flexible and reliable air transportation network and its demonstrated expertise in providing time-critical deliveries to the banking industry for over 24 years position the Company to provide such additional services at premium prices.

AirNet Systems, Inc. was incorporated under the laws of the State of Ohio on February 15, 1996. The Company's principal executive offices are located at 3939 International Gateway, Columbus, Ohio 43219 and its telephone number is
(614) 237-9777.

BUSINESS STRATEGY

The principal components of the Company's operating and growth strategy are as follows:

GROW THE COMPANY'S SMALL PACKAGE DELIVERY SERVICE. The Company delivers packages on a same-day/same-night basis for its small package customers, utilizing its air transportation system and the commercial airline system. Through its LateNight and BusinessDay Premium Products, which were introduced in 1997, the Company believes that it offers a more flexible pick-up and delivery schedule than those offered by other national and regional carriers and appeals to customers with time-sensitive delivery requirements. The Company expanded its small package sales force throughout 1997 and intends to utilize an aggressive marketing strategy for Premium Products to the legal community, financial printers, the entertainment industry and other potential customers requiring these specialized services. The Company also believes its air and ground delivery network provides a solid foundation from which to consolidate the operations of other high-quality ground couriers and regional air freight operators in the business of providing time critical shipment needs. The fragmented nature of the air and ground package delivery industry, outside of the major national carriers, provides such opportunities. In addition to expanding both the air and ground route structures, the Company is also focused on aligning with companies that have demonstrated a level of expertise in the sales and marketing aspects of the industry. During 1997, the Company completed three acquisitions, representing approximately $11.7 million in 1997 sales.

FOCUS ON UNIQUE AIRCRAFT TYPE AND ROUTE STRUCTURE. The Company's fast and reliable fleet of aircraft is positioned around a highly efficient and flexible national route structure designed to facilitate late pick-up and early delivery times, minimize delays and simplify flight scheduling. The Company's hub-and-spoke system, with a primary hub in Columbus and several mini-hubs across the nation, enables the Company to match the varying load capacities of its aircraft with the shipment weight and volume of each destination city and to consolidate shipments at its hubs. The hubs are located primarily in less congested regional airports. These locations, in conjunction with the Company's off-peak departure and arrival times, provide easy take-offs and landings, convenient loading and unloading, and fast refueling and maintenance. Six strategically located maintenance bases help minimize aircraft down time. The Company's focus on Learjets and light twin engine aircraft has also enabled it to develop an in-house expertise in purchasing, flying, maintaining and operating its fleet.

ATTRACT, RETAIN AND MOTIVATE THE HIGHEST QUALITY PERSONNEL AVAILABLE. As a service organization, the Company recognizes the importance of hiring, retaining and motivating the highest quality personnel available who are focused on a set of core values designed by the Company to provide a working environment where accountability, integrity, quality performance, open communication, team management and responsibility are explicitly stated goals. The Company provides its associates with competitive compensation and benefits packages, including a Company-wide stock option program. The Company believes that its compensation and benefit package and corporate culture will give it a significant competitive advantage in attracting and motivating its associates.

EXPAND ITS BANK SERVICES WITHIN THE BANKING INDUSTRY. The Company intends to strengthen its leadership position in the transportation of canceled bank checks by adding additional weekend ground routes to its current structure. The additional routes will utilize the Company's ground operations infrastructure while allowing the Company to present a seamless canceled check transportation structure to its banking customers.

GROUND OPERATIONS

Shipments are typically picked-up by Company couriers and delivered to the originating airport where shipments are loaded into aircraft by Company ground crews. Upon arrival at the main hub in Columbus, Ohio, packages are off-loaded, fine sorted by destination and reloaded onto the aircraft. During the thirty to forty minute sort period, the aircraft are refueled by Company ground support personnel. Fueling operations include trained fuelers and ground support equipment, including six fuel trucks and approximately 86,500 gallons of fuel storage capacity.

The Company operates a fleet of 243 ground transportation vehicles, all of which are owned by the Company. The Company utilizes a computerized system for monitoring vehicle maintenance and conducts in-house training sessions throughout the year to maximize safety. Vehicles range in size from passenger cars to full-size vans, depending on the market being served. In addition, where appropriate, the Company utilizes over 300 independent contractors to further augment its ground delivery network.


FLIGHT OPERATIONS

The Company's flight operations are headquartered in Columbus. The Company hires licensed pilots meeting certain experience requirements. All new pilots attend a Company-run, two-week training program. This flight school includes training on the Company's flight simulator prior to any actual flight time. Additionally, new pilots typically apprentice as co-pilots in order to gain a familiarity with the Company's route system and the unique demands of night flying.

The Company's central dispatch system ties together all components of the air operation. Departure and arrival times are continuously updated, and weather conditions throughout the nation are constantly monitored. Company dispatchers remain in constant contact with pilots, outbased hub managers, fuelers, maintenance and ground delivery personnel to ensure that no gaps exist in the Company's delivery process. The Company also utilizes commercial airlines primarily to transport shipments during the day when its aircraft typically do not operate. Operations personnel utilize FLIGHTTRAX, a computerized flight tracking system that allows them to track the status of every commercial flight in the country and schedule ground pick-up and delivery personnel appropriately.

AIRCRAFT FLEET

The Company owns and operates a fleet of 113 aircraft. The Company's fleet was comprised of the following aircraft at December 31, 1997:


                                          MAXIMUM       MAXIMUM       MAXIMUM
                                         PAYLOAD (1)   RANGE (2)     SPEED (3)
AIRCRAFT TYPE                  NUMBER      (LBS.)     (N. MILES)      (KNOTS)
-------------                  ------    ----------   ----------     ---------
Learjets, Model 35/35A           25        4,200        2,000           440
Learjets, Model 25                4        3,500        1,000           440
Piper Navajo Chieftain           16        1,500          800           175
Piper Aerostar                   13        1,000          900           190
Beech Baron                      39        1,000          700           180
Cessna 310                       16          900          600           170


---------------
(1) Maximum payload in pounds for a one-hour flight plus required fuel reserves.
(2) Maximum range in nautical miles, assuming zero wind, full fuel and full payload.
(3)  Maximum speed in knots, assuming full payload.

The Learjet is among the most reliable, fastest and most fuel efficient small jet aircraft available in the world. The Learjet 35 meets all Stage Three noise requirements currently being implemented across the country. The Learjet 25 is a smaller aircraft with slightly smaller payload and range capabilities. The Company intends to either equip these aircraft with approved hush kits, allowing them to continue operations in most airports or phase-out the Learjet 25's from scheduled operations and replace them with the more efficient Learjet 35 or other Stage Three aircraft.

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

Aircraft maintenance is also headquartered in Columbus. This facility operates 24 hours a day, 365 days a year. The Company employs over 70 experienced aircraft and avionics technicians in six separate locations across the country (Columbus, Dallas, Denver, Hartford, Minneapolis and San Diego), performing all levels of maintenance from 100-hour inspections on its light twin engine aircraft to 7,200-hour/12-year inspections on its fleet of Learjets. The Company has an in-house engine shop where certain of the piston engines can be overhauled on-site, thereby reducing aircraft downtime and controlling costs. Avionics trouble-shooting and repair, done internally by the Company since 1989, provide for maximum efficiency and minimum aircraft downtime for its entire fleet.

DELIVERY SERVICES

A typical shipment is picked up from the sending bank or a small package customer by a Company courier. Canceled check shipments are pre-sorted by bank personnel and bundled as to final destination using Company-supplied, color-coded bags. The shipment is then transported to the local airport where it enters the Company's air transportation system and is scanned via bar code technology, which reads information pertaining to the shipper, receiver, airbill number and applicable deadline. This data is then downloaded into the Company's ComCheck or AirNet Connect computer systems, where it is available to the Company's customer service representatives ("CSRs").

Upon arrival at the Company's Columbus hub or one of its mini-hubs, the shipment is off-loaded, sorted by destination and reloaded onto the Company's aircraft. At the destination city, the shipment is off-loaded for the final time and delivered by Company courier to the receiver. When delivered, the shipment is once again scanned and downloaded into the Company's computer system. Delivery information for all shipments is then available on-line to the customers and all Company CSRs. The Company's customer service department is available to handle any inquiries, discrepancies or supply requests, as well as provide proof of delivery documentation, all of which are value-added features of the Company's service.

The Company provides delivery service for three sets of banking deadlines. Basic deadlines, which have a 9:30 p.m. - 10:00 p.m. hub time in Columbus, provide delivery service between 12:01 a.m. and 2:00 a.m. to approximately the northeastern third of the nation. Premium deadlines, which have an 11:00 p.m. - 11:30 p.m. hub time in Columbus and Charlotte, provide delivery service at approximately 3:00 a.m. to the eastern half of the nation. Finally, City deadlines, which have a 4:00 a.m. - 5:30 a.m. hub time in Columbus, provide delivery service at approximately 8:00 a.m. to all cities served by the network. The Company prices these services based on the tier of service and by the pound on a customer by customer basis.

The Company's SameDay service provides canceled check delivery services to banking customers meeting daytime banking deadlines and to other small package customers requiring "next-flight-out" timing. These shipments are typically picked up by Company couriers and transported via commercial airlines to destination cities, where Company couriers accept the packages and deliver them to the destinations.


CUSTOMERS

The highly specialized needs of the Company's customer base combined with the Company's performance level over the years have resulted in a high level of customer retention. This customer retention level, in turn, creates a level of stability in the Company's revenue base that allows for product development and continued dedication of resources to providing the highest possible level of service to customers. The U. S. banking industry, including commercial banks, savings banks and Federal Reserve banks, represents the Company's largest category of customers and in 1997 accounted for approximately 83% of the Company's revenues. This customer list represents all 100 of the nation's largest bank holding companies. The Company's time-critical canceled check delivery service enables the Company's banking customers to offer competitive products and pricing. Small package delivery customers, which accounted for 16% of the Company's 1997 revenues, include industrial and service corporations, medical companies, national integrated carriers and consolidating freight forwarders. Although the Company maintains a base of small package delivery customers who ship nightly and have a high level of retention, it is also expanding its services to retail customers who tend to ship less frequently. No single customer accounted for more than 10% of the Company's fiscal 1997 revenues.

MARKETING

With the introduction of the LateNight and BusinessDay Premium products in 1997, the Company has begun to aggressively market its services to the legal community, financial printers, the entertainment industry and other potential customers requiring these specialized services. Initial efforts have begun in Atlanta, New York City, Los Angeles, Philadelphia, Chicago, Dallas, Detroit, Columbus, Houston, Washington, D.C., Phoenix, and Minneapolis through the addition of a highly trained sales force. A direct mail campaign, new service brochures and customized packaging were launched in 1997 to assist the sales force in penetrating market share. A website at www.AirNet.com was launched in October, 1997 to introduce the Company's new services to potential customers.


HUMAN RESOURCES

The Company believes it has achieved a significant competitive advantage within its industry through its major commitment to human resources. All levels of the Company's management strive to operate within the spirit of the Company's core values, which are: (i) Accountability, (ii) Honesty, Integrity, Trust and Respect, (iii) Quality Performance, (iv) Open and Free Communication, (v) Team Management Style with Shared Responsibilities, and (vi) Remember to Enjoy Life - It is a Gift!

All Company personnel are part of the Company-wide drug-testing program. Management believes this program, which goes beyond the requirements of the Company's regulators, helps to ensure the highest possible performance levels. The management training and professional development seminars are periodically held for, and attended by, all levels of Company personnel. The Company also aggressively compensates for performance, with excellent performance recognized and rewarded through incentive-based compensation.


ASSOCIATES

The chart below summarizes the Company's workforce at December 31, 1997 and 1996 and September 30, 1996 and 1995. The Company's associates are not represented by any union or covered by any collective bargaining agreement. The Company has experienced no work stoppages and believes that its relationship with associates is good.


                                 DECEMBER 31,      SEPTEMBER 30,
                               ---------------     -------------
DEPARTMENT                     1997      1996      1996      1995
----------                     ----      ----      ----      ----
Management/Administration       206       134       115       110
Flight                          179       149       137       123
Maintenance                      73        68        82        72
Driver/Courier/Ramp/Sort        765       347       322       281
                              -----       ---       ---       ---
   Total                      1,223       698       656       586


COMPETITION

The air and ground courier industry is highly competitive. The Company's primary competitor is the Federal Reserve's Interdistrict Transportation System ("ITS"). The actions of the Federal Reserve are regulated by the Monetary Control Act, which, in summary, requires the Federal Reserve to price its services at actual cost plus a private sector adjustment factor. The Company believes that the purpose of the Monetary Control Act is to curtail the possibility of predatory pricing by the Federal Reserve when it competes with the private sector. No assurance beyond the remedies of law can be given that the Federal Reserve will comply with the Monetary Control Act.

In the private sector, there are a large number of smaller, regional carriers that transport canceled checks, none with a significant interstate market share. The two largest private sector air couriers, Federal Express Corporation ("FedEx") and United Parcel Service ("UPS"), both carry canceled checks where the deadlines being pursued fit into their existing system, but this has not represented a significant market share of this industry market to date. The Company provides customized service for its customer base, often with later pick-ups and earlier deliveries than the large, national couriers. Both FedEx and UPS utilize the Company's transportation network for certain situations where they require customized service.

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

In October 1997, the Company purchased its corporate and operational headquarters at 3939 International Gateway in Columbus, Ohio for $4.1 million from Gerald G. Mercer, Chairman, Chief Executive Officer and President of the Company, which represented fair market value as determined by an independent
appraisal.   In addition to the building, the Company assumed Mr. Mercer's
25-year land lease with The Port Authority of Columbus ("Port Authority"), which expires on December 31, 2009. The complex has 80,000 square feet, of which the Company utilizes 77,000 square feet. The remainder is subleased to unrelated third parties. The Company's headquarters is currently used for operations, aircraft maintenance, vehicle maintenance, general and administrative functions, and training. The Company is currently in discussions with the Port Authority to construct a new headquarters facility at the Columbus International Airport. Upon the completion of the new facility, the Company intends to sell its current headquarters to the Port Authority in exchange for credits to be applied to a land lease for the new facility. No definitive agreements had been reached.

The Company leases additional space at 4700 East Fifth Avenue, also located on Columbus International Airport grounds. The space is used for administrative support personnel. Upon completion of the Company's new headquarters, this lease is expected to be terminated and the Company is expected to purchase the 4700 East Fifth Avenue facility from the Port Authority. The Company operates at approximately 50 additional locations throughout the country. The locations, which are leased from unrelated third parties, generally include office space and/or a section of the lessor's hangar or ramp.

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

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the executive officers of AirNet Systems, Inc. The executive officers are elected annually and serve at the pleasure of the Board of Directors.

Name                Age                      Position
----                ---       ---------------------------------------------
Gerald G. Mercer    50        Chairman of the Board, President and Chief
                              Executive Officer
Eric P. Roy         42        Director, Executive Vice President, Treasurer and
                              Chief Financial Officer
Donald D. Strench   41        Vice President, Corporate Development
Glenn M. Miller     51        Vice President, Operations
Guy S. King         45        Vice President, Sales
Kendall W. Wright   50        Vice President, Sales
William R. Sumser   42        Vice President, Finance, Controller and Secretary
Jeffrey B. Harris   38        Vice President, Sales

Gerald G. Mercer has served as Chairman of the Board, President and Chief Executive Officer of the Company since founding the Company in 1974. He won Ohio's "Entrepreneur of the Year" Award in 1996 and has been a member of the Young Presidents' Organization since 1986. Mr. Mercer has been a guest speaker at several major universities throughout the country.

Eric P. Roy has been a Director of the Company since 1994 and has served as Chief Financial Officer of the Company since 1986. Mr. Roy was named Executive Vice President and Treasurer in 1991.

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

Kendall W. Wright has served as Vice President, Sales for the Company since
1988.

William R. Sumser has served the Company as Vice President and Secretary since March 1996, as Controller since 1988 and as Assistant Vice President from 1988 through March 1996. Mr. Sumser is responsible for the Company's daily cash management, financial reporting and purchasing functions.

Jeffrey B. Harris has served the Company as Vice President, Sales since October, 1997. Prior to joining AirNet in June 1996 as the West Coast Manager for Banking Sales, Mr. Harris served as Vice President and Senior Transit Product Manager for Mellon Bank from 1994 to 1996 and as Vice President for Nations Bank from 1992 to 1994.


                                      PART II

ITEM 5  -  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Effective June 3, 1997, the Common Shares of the Company began trading on the New York Stock Exchange under the symbol "ANS". Prior to June 3, 1997, the Common Shares of the Company were traded on The Nasdaq National Market under the symbol "ANSY". The table below sets forth the high and low reported prices of the Common Shares for the periods indicated.


                              1997                1996
     Quarter ended       High        Low      High       Low
     -------------       ----        ---      ----       ---
     March 31           $16.75     $13.75         -         -
     June 30 (Note 1)    18.00      14.25    $16.00    $14.50
     September 30        27.06      16.25     16.00     10.75
     December 31         26.12      19.25     16.00     12.25


---------------
(Note1) The 1996 period represents the period from May 31,1996 (date of the initial public offering of the Company's Common Shares) through June 30, 1996.

The Company has not paid any dividends on its Common Shares and does not intend to pay any such dividends in the foreseeable future. The Company anticipates using future earnings to finance operations and future growth and development of the Company. Certain restrictive covenants in the Company's revolving credit facility impose limitations on the payment of dividends by the Company. Such covenants prohibit the Company from paying cash dividends on its Common Shares in excess of 50% of net income.

On March 6, 1998, there were approximately 2,200 holders of Common Shares, based upon the number of holders of record and the number of individual participants in certain security position listings.

ITEM 6  -  SELECTED FINANCIAL DATA

(in thousands, except per share data)



                                                                                                              Three Months
                                    Year Ended                      Years Ended September 30,                     Ended
                                    December 31,     -----------------------------------------------------     December 31,
                                        1997           1996           1995           1994           1993           1996
                                    ---------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                                          (Restated for ECC Pooling)
                                                     ----------------------------------------------------------------------
Net revenues
     Check delivery                   $80,707        $65,025        $58,264        $54,046        $49,358        $16,811
     Small package delivery            15,660         13,864         12,424         12,489         11,754          3,614
     Fixed base operations              1,395          1,063          1,007          1,158          1,265            366
                                     --------------------------------------------------------------------------------------
Total net revenues                     97,762         79,952         71,695         67,693         62,377         20,791

Costs and Expenses
     Air transportation                66,032         53,797         49,246         47,747         46,154         14,383
     Fixed base operations              1,101          1,033            956          1,082          1,150            309
     Selling, general and
       administrative                   8,550         11,875         13,418         11,626          9,238          1,916
                                     --------------------------------------------------------------------------------------
Total costs and expenses               75,683         66,705         63,620         60,455         56,542         16,608

Income from operations                 22,079         13,247          8,075          7,238          5,835          4,183

Interest expense                          109          1,072          1,469          1,106          1,131             10
Offering-related, non-recurring
  expenses (Note 1)                         -         13,704              -              -              -              -

                                     --------------------------------------------------------------------------------------
Income (loss) before income taxes      21,970         (1,529)         6,606          6,132          4,704          4,173

Income tax expense (benefit),
  net (Note 2)                          8,767          4,200            (13)           (48)            27          1,688

                                     --------------------------------------------------------------------------------------
Net income (loss)                     $13,203        ($5,729)        $6,619         $6,180         $4,677        $2,485
                                     --------------------------------------------------------------------------------------

Net income per share                    $1.05                                                                     $0.20
Net income per share - assuming
  dilution                              $1.04                                                                     $0.20

Pro forma information - unaudited
  (Note 3)
     Net income (loss) before taxes                  ($1,529)        $6,606
     Pro forma adjustments, other
       than income taxes                               4,429          7,367
     Pro forma income taxes                            5,618          5,589
                                                     ----------------------
Pro forma net income (loss)                          ($2,718)        $8,384
                                                     ----------------------
                                                     ----------------------

Pro forma net income (loss)
  per share - basic and
  assuming dilution                                   ($0.34)         $1.43

Adjusted pro forma information -
  unaudited
     Pro forma net income (loss)                     ($2,718)        $8,384
     Effects of eliminating
       offering-related
       non-recurring expense,
       net of tax (Note 1)                            12,681              -
                                                     ----------------------
Adjusted pro forma net income                         $9,963         $8,384
                                                     ----------------------
                                                     ----------------------

Adjusted pro forma net income
  per share (Note 4)                                   $0.80          $0.67


BALANCE SHEET DATA
Total assets                         $103,986        $75,866        $49,929        $43,024        $36,822        $79,495
Total debt                              9,729            197         19,431         16,426         13,289            111
Shareholders' equity                   80,260         66,287         20,875         18,341         17,242         70,719




Note 1 Represents non-cash, non-recurring expenses incurred as a result of the initial public offering, effective May 31, 1996. (See Note 2 to the Consolidated Financial Statements).

Note 2 Prior to the Company's initial public offering, it operated as an S Corporation under the Internal Revenue Code for tax purposes and, consequently, was not subject to federal and certain state income taxes, except for the portion of income (loss) related to the operations of Express Convenience Center, Inc. ("ECC").

Note 3 Includes pro forma adjustments related to the initial public offering. Such adjustments reflect restructured executive compensation plans, the elimination of a deferred compensation plan, the reduction of interest expense and the termination of a covenant not to compete and corresponding payments as if the events occurred at the beginning of the period. All such changes were effective with the consummation of the initial public offering on May 31, 1996. (See Note 14 to the Consolidated Financial Statements.)

Note 4 Assumes shares issued in the initial public offering were outstanding for the entire period.

Note 5 The net income (loss) per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Notes to the Consolidated Financial Statements, included herein.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's Consolidated Financial Statements have been and will be affected by several factors, including the following.

ACQUISITIONS
The Company has completed five acquisitions since September, 1996 as follows:
(i) MIDWAY AVIATION, INC. All of the outstanding shares of common stock of Midway Aviation, Inc. ("Midway"), a regional air carrier of canceled checks, were acquired for $3.1 million cash. The results of Midway's operations are included in the financial data since its purchase date, September 26, 1996; (ii) FLOAT CONTROL, INC. All of the outstanding shares of common stock of Float Control, Inc. ("Float Control") were acquired for 0.2 million of the Company's common shares and approximately $0.7 million cash. Float Control holds a 19% interest in Check Exchange System Co., an industry leader in payment initiatives. The results of Float Control's operations are included in the financial data since its purchase date, October 24, 1996; (iii) EXPRESS CONVENIENCE CENTER, INC. All of the outstanding shares of common stock of Express Convenience Center, Inc. ("ECC"), a national small package forwarder, were acquired for 0.1 million of the Company's common shares on January 30, 1997. The transaction was treated as a pooling-of-interests. Consequently, all financial data has been restated to reflect the operations of ECC; (iv) PACIFIC AIR CHARTER, INC. All of the outstanding shares of common stock of Pacific Air Charter, Inc. ("PAC"), a regional airline in the business of transporting canceled checks, were acquired for $0.4 million cash. The results of PAC's operations are included in the financial data since its purchase date, June 6, 1997; and (v) DATA AIR COURIER, INC. All of the outstanding shares of common stock of Data Air Courier, Inc. ("Data Air"), a national transporter of canceled checks and small packages through a ground delivery network and commercial airlines, were acquired for $4.0 million cash. The results of Data Air's operations are included in the financial data since its purchase date, July 31, 1997.

INITIAL PUBLIC OFFERING
On June 5, 1996, the Company completed its initial public offering (the "Offering"), raising net proceeds of approximately $82.7 million. Proceeds were used to repay outstanding debt, repurchase an outstanding warrant, make distributions to former shareholders and to provide working capital to finance future acquisitions and internal growth. Pursuant to the terms of the Offering, the Company issued 6,440,000 Common Shares at $14.00 per share.

WIE WARRANT AND COVENANT NOT TO COMPETE
In 1988, the Company purchased certain assets of Wright International Express, Inc. ("WIE"). In connection with the purchase agreement, the Company entered into a non-compete agreement that required annual payments to the former WIE shareholders. Upon the closing of the Offering, the non-compete agreement was terminated, resulting in a non-cash, non-recurring expense of $2.6 million. Also in consideration for the purchase of WIE, the Company issued a warrant to a former WIE shareholder which was exercisable upon the closing of an initial public offering. Upon closing of the Offering, the Company purchased the WIE warrant for $29.9 million and canceled the warrant, resulting in a reduction in shareholders' equity. The Company expects to receive a tax benefit from the repurchase and cancellation of the WIE warrant of approximately $7.0 million. The tax benefit from this asset was realized as cash savings through the offset of subsequent tax liabilities. The tax benefit had no effect on the Company's statements of operations.

CHANGE IN S CORP STATUS AND DISTRIBUTIONS
Prior to the Offering, the Company operated as an S Corporation under Subchapter S of the Internal Revenue Code (the "Code") and comparable provisions of certain state tax laws, and historically paid no federal income tax. While an S Corporation, the Company made distributions to its shareholders for the purpose of funding their income tax payments on the income generated by the Company, which income is taxable to the shareholders whether or not distributed. In addition, in connection with the Offering and the conversion to a C Corporation status, the Company made distributions of the accumulated adjustments accounts ("AAA distributions") totaling $21.0 million, which approximated the value of the Company's AAA account at the time of the Offering. The Company has been responsible for federal and state income taxes from the date of the termination of its S Corporation status in connection with the Offering.

NON-CASH, NON-RECURRING EXPENSES
The Company incurred significant non-cash, non-recurring expenses in conjunction with the Offering. These expenses included (i) $14.8 million of compensation expense related to the portion of AAA distributions to certain executive officers not previously recorded as expense in connection with the termination of the Company's S Corporation status, plus the difference between the net offering price and the net book value per Common Share held by the executives under certain stock purchase agreements, which predated the Offering; and (ii) $2.6 million related to the write-off of the WIE covenant not to compete. These expenses were offset with a $1.7 million elimination of a deferred compensation liability associated with certain stock purchase agreements and a $2.0 million elimination of a liability related to deferred compensation agreements with certain executive officers.

FUEL SURCHARGE  / REBATE PROGRAM
The Company maintains a fuel surcharge / rebate program. Pursuant to this program, as the OPIS-CMH (Ohio Price Information Service - Columbus, Ohio Station) price of jet fuel exceeds $.75 per gallon, certain of the Company's customers are surcharged. In turn, as the OPIS-CMH price falls below $.68 per gallon, the same customers receive a rebate.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO TWELVE MONTHS ENDED SEPTEMBER 30, 1996

During 1997, the Company changed its fiscal year end from September 30 to December 31.

Revenues were a record $97.8 million in the twelve months ended December 31, 1997 ("fiscal 1997"), an increase of $17.8 million, or 22.3%, over the twelve months ended September 30, 1996 ("fiscal 1996"). Net revenues from check delivery increased $15.7 million, or 24.1%. Of the increase in revenues from check delivery, $2.9 million can be attributed to price increases effective January 1, 1997 and 1996 and approximately $8.7 million can be attributed to the Midway, PAC and Data Air acquisitions. The balance of the increase can be attributed to the introduction of a weekend delivery program in April, 1997 and increased business activity from both new and existing customers, offset by a decrease in the number of flying days from 200 in fiscal 1996 to 199 in fiscal
1997.   Net revenues from small package delivery increased $1.8 million, or
13.0%, from fiscal 1996 to fiscal 1997 due to increased activity from both new and existing customers.

Total costs and expenses were $75.7 million in fiscal 1997, an increase of $9.0 million, or 13.5%, over fiscal 1996 levels, resulting in income from operations of $22.1 million in fiscal 1997 compared to $13.2 million in fiscal 1996. Air transportation expenses were up $12.2 million, or 22.7%, while selling, general and administrative expenses decreased $3.3 million, or 28.0%, for the fiscal year.

Air transportation costs increased due, in part, to the addition of air and ground personnel required to service a larger fleet of aircraft and the increased volume of activity. Fuel expense increased $2.0 million, or 24.4%, over the period primarily due to a 24% increase in flight hours. Maintenance expense also increased $1.0 million, or 14.3%, due to the increased flight hours and the increased size of the fleet, from 94 aircraft at September 30, 1996 to 113 at December 31, 1997. The Company's costs for shipping packages on commercial airlines increased $3.0 million due to the addition of Data Air check delivery shipments and an increase in SameDay small package shipments, of which a significant portion are moved during daytime hours when the Company's aircraft do not fly.

Selling, general and administrative expenses decreased primarily due to the restructuring of executive compensation plans (which resulted in a $1.8 million decrease), the termination of stock purchase agreements (which resulted in a $2.1 million decrease) and the termination of a covenant not to compete (which resulted in a $0.9 million decrease). All were effective in conjunction with the Offering in May 1996. The stock purchase agreements were with certain executive officers and had been tied to the appreciation in the book value of the Common Shares of the Company. The covenant not to compete required payments based on the Company's cash flow and debt-to-equity ratio. These decreases were offset by an increase in wages related to the hiring of additional personnel, general insurance increases and increases in the amounts paid for legal, accounting and consulting services.

Interest costs decreased $1.0 million as a result of the repayment of outstanding debt in June 1996 with proceeds from the Offering. Borrowings did not resume on the Company's credit facility until September 1997.

During fiscal 1996, the Company incurred $13.7 million of non-cash, non-recurring expenses in connection with its Offering. These expenses included (i) $14.8 million of compensation expense related to the portion of AAA distributions to certain executive officers not previously recorded as expense in connection with the termination of the Company's S Corporation status, plus the difference between the net offering price and the net book value per Common Share held by the executives under certain stock purchase agreements which predated the Offering and (ii) $2.6 million related to the write-off of a covenant not to compete with former WIE shareholders. These expenses were offset with a $1.7 million elimination of a deferred compensation liability associated with the stock purchase agreements and a $2.0 million elimination of a liability related to deferred compensation agreements with certain executive officers.

The Company recorded tax expense of $8.8 million for fiscal 1997 on income for the period. The Company operated as an S Corporation under the Internal Revenue Code from 1988 until it elected to terminate its S Corporation status in conjunction with the Offering. Under its Subchapter S election, the Company was not subject to federal and certain state income taxes at the corporate level for the fiscal 1996 period prior to the Offering, except for the portion of business that related to the ECC acquisition, which was taxed as a C Corporation. The Company recorded net deferred tax expense of $1.8 million for fiscal 1996.

The fiscal 1996 pro forma information reflects the effects of certain Offering-related transactions on the statements of operations as if they occurred at the beginning of the periods presented. See Note 3 to the Selected Financial Data table included in Item 6 of this Annual Report on Form 10-K.


TWELVE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO TWELVE MONTHS ENDED SEPTEMBER 30, 1995

Revenues were a then-record $80.0 million in fiscal 1996, an increase of $8.3 million, or 11.5%, over fiscal 1995. Of the increase, $2.0 million is attributable to price increases effective January 1, 1996 and 1995. Revenues from check delivery increased $6.8 million, or 11.6%, primarily due to increased business activity and increases in total weight shipped, while small package delivery revenues increased $1.4 million, or 11.6%, due primarily to increased activity from both new and existing customers.

Total costs and expenses were $66.7 million in fiscal 1996, an increase of $3.1 million, or 4.8%, over 1995 levels, resulting in income from operations of $13.2 million in fiscal 1996 compared to $8.1 million in fiscal 1995. Air transportation expenses were up $4.6 million, or 9.2%, while selling, general and administrative expenses decreased $1.5 million, or 11.5%, for the year.

Air transportation costs increased due, in part, to the addition of air and ground personnel required to service a larger fleet of aircraft and the increased volume of activity. In addition, depreciation expense increased $1.1 million, or 15.1%, due to the increased size of the Company's fleet, which grew from 78 aircraft at September 30, 1995 to 94 at September 30, 1996. The increase in depreciation expense was offset by a reduction in lease expense as a result of the Company's strategy to acquire rather than lease aircraft. A rise in fuel prices coupled with increased flight hours contributed to a $0.7 million, or 9.8%, increase in aircraft fuel expense.

Selling, general and administrative expenses decreased primarily due to the restructuring of executive compensation plans (which resulted in a $0.5 million decrease), the termination of stock purchase agreements (which resulted in a $0.5 million decrease) and the termination of a covenant not to compete (which resulted in a $1.4 million decrease). All were effective in conjunction with the Offering in May 1996. These decreases were offset by an increase in consulting fees incurred with the reconstruction of executive compensation and employee stock option plans and increased wages related to the hiring of additional personnel.

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

The Company operated as an S Corporation under the Code from 1988 until it elected to terminate its S Corporation status on May 30, 1996. In connection with the termination of the S Corporation status, the Company recorded a net tax liability of $2.4 million as a result of the cumulative effect of deferred income taxes attributable to its change in status. In addition, the Company recorded net deferred tax expense of $1.8 million for fiscal 1996 related to the income tax expense on operating income since May 30, 1996, offset by the favorable tax effect of the write-off of the covenant not to compete with former WIE shareholders.

Pro forma information reflects the effects of certain Offering-related transactions on the statements of operations as if they occurred at the beginning of the periods presented. See Note 3 to the Selected Financial Data table included in Item 6 of this Annual Report on Form 10-K.

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

Revenues were a record $20.8 million in the three months ended December 31, 1996, an increase of $2.4 million, or 13.0%, over the three months ended December 31, 1995. Of the increase, $0.6 million is attributable to price increases effective January 1, 1996. Revenues from check delivery increased $1.9 million, or 12.9%, primarily due to increased business activity and increases in total weight shipped, while small package delivery revenues increased $0.4 million, or 10.9%, due primarily to increased activity from both new and existing customers.

Total costs and expenses were $16.6 million in the three months ended December 31, 1996, an increase of $0.4 million, or 2.5%, over same 1995 period, resulting in income from operations of $4.2 million in the 1996 period, compared to $2.2 million in the 1995 period. Air transportation expenses were up $1.5 million, or 12.0%, while selling, general and administrative expenses decreased $1.2 million, or 39.1%, for the comparable periods. Air transportation costs increased due, in part, to the addition of air and ground personnel required to service a larger fleet of aircraft and the increased volume of activity. A rise in fuel prices coupled with increased flight hours contributed to a $0.4 million, or 20.7%, increase in aircraft fuel expense. Selling, general and administrative expenses decreased primarily due to the restructuring of executive compensation plans and the termination of stock purchase agreements (which resulted in a $0.7 million decrease) and the termination of a covenant not to compete (which resulted in a $0.4 million decrease). All were effective in conjunction with the Offering in May 1996. Interest costs decreased $0.4 million as a result of the repayment of all outstanding debt in June 1996 with proceeds from the Offering.

The Company operated as an S Corporation under the Code from 1988 until it elected to terminate its S Corporation status in conjunction with the Offering. Under its Subchapter S election, the Company was not subject to federal and certain state income taxes at the corporate level for fiscal 1996, except for the portion of business that related to the ECC acquisition, which was taxed as a C Corporation, and the period subsequent to the Offering in May 1996. The Company recorded tax expense of $1.7 million for the three months ended December 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES.   Net cash flow from operating activities
was $22.0 million for the year ended December 31, 1997, compared to $18.3 million for the year ended September 30, 1996.

CURRENT CREDIT ARRANGEMENTS. The Company maintains a credit agreement with a bank that provides a $50.0 million, five year, unsecured revolving credit facility. The credit agreement limits the availability of funds to certain specified percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the credit agreement requires the maintenance of certain minimum net worth and cash flow levels, imposes certain limitations on payments of dividends, restricts the amount of additional debt and requires prior bank approval for certain acquisitions. As of December 31, 1997, the Company had drawn $9.5 million on the line.

INVESTING ACTIVITIES. Capital expenditures totaled $30.1 million for the year ended December 31, 1997 compared to $14.3 million for the year ended September 30, 1996. Approximately $11.8 million was incurred in connection with the purchase of 23 new aircraft, ten of which were previously leased by the Company. The remainder was incurred primarily for flight equipment and delivery vehicles. The Company anticipates it will spend approximately $20.0 million on capital items in 1998, excluding any acquisitions of new businesses. The Company anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers.

In October 1997, the Company purchased its current headquarters in Columbus, Ohio from Gerald G. Mercer, the Company's President and Chief Executive Officer, for $4.1 million in cash, which represented fair market value as determined by an independent appraisal. The Company is currently in discussions with the Port Authority to construct a new headquarters facility at the Columbus International Airport. Upon the completion of the new facility, the Company intends to sell its current headquarters to the Port Authority in exchange for credits to be applied to a land lease for the new facility. No definitive agreements had been reached. The Company leases additional space at 4700 East Fifth Avenue, also located on Columbus International Airport grounds. Upon completion of the Company's new headquarters, this lease is expected to be terminated and the Company is expected to purchase the 4700 East Fifth Avenue facility from the Port Authority.

During 1997, the Company completed three acquisitions of companies for an aggregate $4.4 million in cash and 0.1 million Common Shares. See Note 3 to the Consolidated Financial Statements included herein. On February 10, 1998, the Company announced its intention to acquire Q International Courier, Inc. ("Q International"), an international overnight delivery company, for approximately
3.4 million Common Shares. This transaction is expected to be accounted for as a pooling-of-interests and is subject to certain consents, opinions and approvals, including approval of both companies' shareholders.

In August, 1997, the Company implemented a stock repurchase program. During 1997, the Company repurchased 0.3 million of the 0.6 million Common Shares that were authorized for repurchase, for an aggregate of $5.8 million. The Common Shares were purchased at what management believes were reasonable prices. The repurchase program was implemented primarily to provide Common Shares to fund currently outstanding stock options and the AirNet Systems, Inc. Associate Stock Purchase Program, without dilution. In March 1998, the Company terminated the repurchase program in anticipation of signing a definitive agreement to acquire Q International.

The Company anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

The Company's operations historically have been somewhat seasonal and somewhat dependent on the number of banking holidays falling during the week. Because financial institutions are currently the Company's principal customers, the Company's air system is scheduled around the needs of financial institution customers. When financial institutions are closed, there is no need for the Company to operate a full system. The Company's fiscal quarter ending December 31 is often the most impacted by bank holidays (including Thanksgiving and Christmas). When these holidays fall on Monday through Thursday, the Company's revenues and net income are adversely affected. The Company's annual results fluctuate as well.

Operating results are also affected by the weather. The Company generally experiences higher maintenance costs during its fiscal quarter ending March 31. Winter weather requires additional costs for de-icing, hangar rental and other aircraft services.

SELECTED QUARTERLY DATA

The following is a summary of the unaudited quarterly results of operations, restated for the ECC pooling, for the quarterly periods ended (in thousands, except per share data):



                                                          Quarters Ended,
                                          ----------------------------------------------------
                                          March 31     June 30     September 30    December 31
                                          --------     -------     ------------    -----------
               1997
Net revenues                             $22,235      $23,062          $26,247        $26,218
Income from operations                     5,153        5,808            6,022          5,096
Net income                                 3,093        3,504            3,598          3,008
Net income per share (Note 3)               $.25         $.28             $.29           $.24
Net income per share - assuming dilution
     (Note 3)                                .24          .28              .28            .24

               1996
Net revenues                             $19,208      $20,992          $21,355        $20,791
Income from operations                     2,240        3,798            5,017          4,183
Historical net income (loss)               1,868      (12,239)           2,823          2,485
Pro forma net income (loss)                2,081       (9,780)           2,823          2,485
Pro forma net income (loss) per share -
     basic and assuming dilution (Note 3)   $.36       $(1.22)            $.23           $.20
Adjusted pro forma net income (Note 1)     2,081        2,901            2,823          2,485
Adjusted pro forma net income per share
     (Notes 2 and 3) - basic and
     assuming dilution                       .17          .23              .23            .20




---------------
(Note 1) - Excludes the effects of the Offering-related non-cash, non-recurring expenses.
(Note 2) - Assumes all Common Shares issued during the Offering were outstanding for the entire period.
(Note 3) - The net income (loss) per share amounts have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Notes to the Consolidated Financial Statements, included herein.

INFLATION

Historically, inflation has not been a significant factor to the Company. Although the value of the Company's service to its primary customers is enhanced by higher interest rates, the volume of business has not changed historically
with fluctuating interest rates.   The Company has attempted to minimize the
effects of inflation on its operating results through rate increases and cost controls, including its fuel rebate/surcharge program.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, The Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income", and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". Both Statements are effective for the Company in 1998. Statement No. 130 requires separate reporting of certain items affecting shareholders' equity outside of those included in arriving at net income. These items are already disclosed by the Company. Statement No. 131 establishes requirements for reporting information about operating segments in annual and interim statements. This statement may require a change in the Company's financial reporting, however, the extent of this change, if any, has not been determined.

YEAR 2000 IMPACT ON INFORMATION SYSTEMS

A small portion of the Company's computer programs was written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process certain transactions, send invoices or engage in similar normal business activities.

The Company has completed an assessment of its computer systems and will have to modify or replace small portions of its software so that all of its computer systems will function properly with respect to dates in the year 2000 and thereafter. The project is expected to be completed by December 31, 1998. However, the completion date is dependent on the availability and receipt of certain software from a vendor in early 1998 and the satisfactory integration of such software into the Company's systems. Management does not expect costs related to the year 2000 modifications and replacements to be material to the Company's overall operations.

The Company has also performed a review of its aircraft to ensure operational compliance with year 2000 date-sensitive components. The Company believes its aircraft and related components are in compliance with such measures. However, the Company is aware that the Federal Aviation Administration ("FAA") has announced that it is currently encountering difficulties in modifying its operating systems for compliance with year 2000 issues. If the FAA is not able to correct its year 2000 problems in the appropriate time frame, it could result in a material adverse affect on the Company's ability to schedule and execute aircraft arrivals and departures.


FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as these statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Act. Certain information, particularly information regarding future economic performance and finances and plans and objectives of management, contained, or incorporated by reference, in this Form 10-K is forward-looking. When used in this document, the words "anticipate", "estimate", "expect", "may", "plan", "project" and similar expressions are intended to be among statements that identify forward looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may hereafter occur. The following factors, in addition to other possible factors not listed, could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements:


COMPETITION

The market for scheduled air and ground delivery service is highly competitive. The Company's bank services division competes primarily against the Federal Reserve's Interdistrict Transportation System, which has significantly greater financial and other resources than the Company. The Federal Reserve is regulated by the Monetary Control Act of 1980 (the "Monetary Control Act"), which in general requires that the Federal Reserve price its services on a cost basis plus a set percentage private market adjustment. Failure by the Federal Reserve to comply with the Monetary Control Act could have an adverse competitive impact on the Company. In addition, there can be no assurance that the Monetary

Control Act will not be amended, modified or repealed, or that new legislation affecting the Company's business will not be enacted. Although major participants in the next-day and second-day air delivery market (such as UPS and FedEx) have also entered the business of same-day and early morning delivery, they have not had a material adverse effect on the Company's business to date, however, here can be no assurance that these competitors will not have such an effect in the future.


TECHNOLOGY

Some analysts have predicted that the increased use of electronic funds transfers will lead to a "checkless society," which could adversely affect the demand for the Company's check delivery services to the financial services industry. In addition, some banking industry analysts have predicted the development of various forms of imaging technology that could reduce or eliminate the need for prompt delivery of canceled checks. Similarly, technological advances in the nature of "electronic mail" and "telefax" have affected the demand for on-call delivery services by small package delivery customers. While none of these technological advances have had a significant adverse impact on the Company's business to date, there can be no assurances that these or similar technologies, or other regulatory or technological changes in the check clearance and national payment systems, will not have an adverse affect on the Company's business in the future.


RISKS RELATED TO GROWTH THROUGH ACQUISITIONS

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

The Company may finance future acquisitions by using Common Shares for all or a portion of the consideration to be paid, which may result in substantial dilution to the current holders of the Common Shares. In the event the Common Shares do not maintain a sufficient valuation, or potential acquisition candidates are unwilling to accept the Common Shares as part of the consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to pursue its acquisition strategy. If the Company does not have sufficient cash resources through working capital or its current credit facility, its growth potential could be limited and its existing operations could be impaired unless its is able to obtain additional capital through future debt or equity financing. There can be no assurance that the Company will be able to obtain such financing or that, if available, such financing will be on terms acceptable to the Company.


DEPENDENCE ON KEY PERSONNEL

The Company's operations are dependent on the continued efforts of its executive officers and on its senior management, particularly Gerald G. Mercer, the Company's President and Chief Executive Officer, and Eric P. Roy, the Company's Executive Vice President, Treasurer and Chief Financial Officer. If the executive officers of the Company become unable or decide not to continue in their present positions, or if a material number of such senior management fail to continue with the Company and the Company is unable to attract and retain other skilled associates, the Company's business could be adversely affected. The Company does not have an employment agreement with any of its executive officers.

PERMITS AND LICENSING; REGULATION

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


ITEM 7A  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     Index to Consolidated Financial Statements

Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . Page 31

Consolidated Balance Sheets as of December 31, 1997 and 1996 . . . . . Page 32

Consolidated Statements of Operations for the years ended
December 31, 1997, September 30, 1996 and 1995 and the three months ended December 31, 1996 . . . . . . . . . . . . . . . . . . . . Page 33

Consolidated Statements of Cash Flows for the years ended
December 31, 1997, September 30, 1996 and 1995 and the three months ended December 31, 1996 . . . . . . . . . . . . . . . . . . . . Page 34

Consolidated Statements of Changes in Shareholders' Equity for
the years ended December 31, 1997, September 30, 1996 and 1995 and the three months ended December 31, 1996 . . . . . . . . . . . . . Page 35

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . Page 36


Quarterly Results of Operations are included in ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under the caption "Selected Quarterly Data".

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                      PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

Pursuant to the Code of Regulations of the Company, the Board of Directors has set the authorized number of directors at six. Each director holds office for a term expiring at the next Annual Meeting. The following information, as of December 31, 1997, with respect to the principal occupation or employment, other affiliations and business experience of each director during the last five years has been furnished to the Company by each director. Except where indicated, each director has had the same principal occupation for the last five years.

GERALD G. MERCER
Gerald G. Mercer has served as Chairman of the Board, President and Chief Executive Officer of the Company since founding the Company in 1974. He won Ohio's "Entrepreneur of the Year" Award in 1996 and has been a member of the Young Presidents' Organization since 1986. Mr. Mercer has been a guest speaker at several major universities throughout the country.

ERIC P. ROY
Eric P. Roy has been a Director of the Company since 1994 and has served as Chief Financial Officer of the Company since 1986. Mr. Roy was named Executive Vice President and Treasurer in 1991.

ROGER D. BLACKWELL
Dr. Blackwell, 57, has been a Director of the Company since December 1996. Dr. Blackwell has been a Professor of Marketing at The Ohio State University for more than five years and is also President and Chief Executive Officer of Roger
D. Blackwell Associates, Inc., a marketing consulting firm in Columbus, Ohio. Dr. Blackwell is also a director of Intimate Brands, Inc., Worthington Foods, Inc., Checkpoint Systems, Inc., Abercrombie and Fitch, Inc., Max & Erma's Restaurants, Inc. and The Flex-Funds.

TONY C. CANONIE, JR.
Mr. Canonie, 51, has been a Director of the Company since June 1996. Since 1990, Mr. Canonie has served as Chief Executive Officer of Canonie Ventures Inc., an advisory services and venture capital firm. He was an 18 year member and former Chapter Chairman of the Young Presidents' Organization and is a member of the Chief Executives Organization and World Presidents' Organization.

RUSSELL M. GERTMENIAN
Mr. Gertmenian, 50, has been a Director of the Company since June 1996. Mr. Gertmenian has been a partner of Vorys, Sater, Seymour and Pease LLP since 1979 and currently serves as a member of such firm's Executive Committee. Mr. Gertmenian is a director of Liqui-Box Corporation.

J.F. KEELER, JR.
Mr. Keeler, 57, has been a Director of the Company since June 1996. Mr. Keeler is President, Chief Executive Officer and Chairman of the Board of The Fishel Company, a national utilities construction firm, which he first joined in 1967. Mr. Keeler is a director of Bank One, N.A. and Metatec Corporation and serves on the Board of Directors of the Columbus Chamber of Commerce.


EXECUTIVE OFFICERS

The information concerning the Company's executive officers required by Item 401 of Regulation S-K is included in Part I hereof under the caption "Executive Officers of the Registrant".

ITEM 11 -  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table shows, for the years ended December 31, 1997, September 30, 1996 and 1995 and the three months ended December 31, 1996, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer during 1997 and the six other most highly compensated executive officers of the Company (the "Named Executive Officers").

                              SUMMARY COMPENSATION TABLE


                                                           Annual                      Long-Term
                                                        Compensation                 Compensation
                                                  -------------------------     ---------------------------
                                                                                Securities
                                                                                Underlying
Name and Principal                                                               Options/       All Other
Position                          Period              Salary       Bonus         SARs (1)      Compensation
---------------------------   ---------------     ----------     ----------     ----------     ------------
Gerald G. Mercer              12 mos 12/31/97     $  410,776             --      20,000        $  4,750 (2)
Chairman of the Board,        12 mos 9/30/96         706,667     $  593,424      40,000           4,499
  President and Chief         12 mos 9/30/95         826,376      1,161,333          --           6,022
  Executive Officer            3 mos 12/31/96        100,000             --          --              --

Eric P. Roy                   12 mos 12/31/97        282,408             --      12,000           4,750 (2)
Executive Vice President,     12 mos 9/30/96         181,333        157,630      20,000          56,615
  and Chief Financial         12 mos 9/30/95         129,332        167,646          --          59,363
  Officer                      3 mos 12/31/96         68,750             --          --              --

Donald D. Strench (3)         12 mos 12/31/97        197,885         80,000       8,000           4,750 (2)
  Vice President,             12 mos 9/30/96          78,750         43,750      10,000              --
  Corporate Development       12 mos 9/30/95              --             --          --              --
                               3 mos 12/31/96         43,750          8,750          --              --

Glenn M. Miller               12 mos 12/31/97        205,385             --       8,000           4,750 (2)
  Vice President,             12 mos 9/30/96         156,333        168,823      15,000         145,107
  Operations                  12 mos 9/30/95         129,332        235,681          --         146,787
                               3 mos 12/31/96         50,000             --          --              --

Guy S. King                   12 mos 12/31/97        205,385             --       8,000           4,750 (2)
  Vice President, Sales       12 mos 9/30/96         156,333        133,114      15,000          27,895
                              12 mos 9/30/95         129,332        144,857          --          31,380
                               3 mos 12/31/96         50,000             --          --              --

William R. Sumser             12 mos 12/31/97        205,385             --       8,000           4,750 (2)
  Vice President, Finance,    12 mos 9/30/96         120,000         86,738      15,000          10,719
  Controller, Secretary       12 mos 9/30/95          75,962         72,232          --          13,385
                               3 mos 12/31/96         50,000             --          --              --

Kendall W. Wright             12 mos 12/31/97        205,385             --       8,000           4,750 (2)
  Vice President, Sales       12 mos 9/30/96         156,333        135,474      15,000          24,421
                              12 mos 9/30/95         129,332        148,918          --          26,763
                               3 mos 12/31/96         50,000             --          --             142



---------------
(1) These numbers represent options for Common Shares granted pursuant to the Company's 1996 Incentive Stock Plan. See the table under "OPTION GRANTS BETWEEN OCTOBER 1, 1996 AND DECEMBER 31, 1997" for more detailed information on such options.

(2) "All Other Compensation" for the Named Executive Officers consists of amounts contributed by the Company to the accounts of the Named Executive Officers under the AirNet Systems, Inc. Retirement Savings Plan.

(3)  Mr. Strench joined the Company in April, 1996.

SECTION 401(k) SAVINGS PLAN

The Company maintains a defined contribution savings plan which is intended to qualify under Section 401(k) of the Code (the "Savings Plan"). Under the terms of the Savings Plan, all associates who have worked a minimum of six months for the Company may contribute up to 15% of their annual earnings to the Savings Plan. The Company may elect, in its discretion, to make a matching contribution to the Savings Plan. Currently, the Company's annual matching contributions under the Savings Plan do not exceed 3% of total compensation. In addition, the Company may elect, in its discretion, to make profit-sharing contributions on behalf of eligible associates.

GRANTS OF OPTIONS

The following table sets forth information concerning individual grants of options made from October 1, 1996 through December 31, 1997 to each of the Named Executive Officers. The Company has never granted stock appreciation rights.

             OPTION GRANTS BETWEEN OCTOBER 1, 1996 AND DECEMBER 31, 1997


                                                                                       Potential Realizable
                                            % of                                          Value at Assumed
                         Number of         Total                                       Annual Rates of Stock
                        Securities         Options                                     Price Appreciation
                        Underlying        Granted to      Exercise                      for Option Term (2)
                         Options        Associates in      Price      Expiration     -----------------------
Name                    Granted(#) (1)   Fiscal Year     ($/Share)       Date           5%($)       10%($)
----                    --------------  -------------    ---------   --------------  ---------    ----------
Gerald G. Mercer            13,400          4.7%          $14.25     April 10, 2007  $ 120,087    $ 304,325
                             6,600          2.3            15.68     April 10, 2007     49,710      140,453
Eric P. Roy                 12,000          4.3            14.25     April 10, 2007    107,541      272,530
Donald D. Strench            8,000          2.8            14.25     April 10, 2007     71,694      181,687
Glenn M. Miller              8,000          2.8            14.25     April 10, 2007     71,694      181,687
Guy S. King                  8,000          2.8            14.25     April 10, 2007     71,694      181,687
William R. Sumser            8,000          2.8            14.25     April 10, 2007     71,694      181,687
Kendall W. Wright            8,000          2.8            14.25     April 10, 2007     71,694      181,687




---------------
(1) These options were granted under the Company's 1996 Incentive Stock Plan. All of such options are fully vested. At the discretion of the Compensation Committee, such options may have stock-for-stock exercise and tax withholding features, which allow the holders, in lieu of paying cash for the exercise price and any tax withholding, to have the Company commensurably reduce the number of Common Shares to which the holders would otherwise be entitled upon exercise of such options.

(2) The amounts reflected in this table represent certain assumed rates of appreciation only. Actual realized values, if any, on option exercises will be dependent on the actual appreciation of the Common Shares of the Company over the term of the options. There can be no assurances that the Potential Realizable Values reflected in this table will be achieved.

OPTION EXERCISES AND HOLDINGS

The following table sets forth information with respect to options exercised between October 1, 1996 and December 31, 1997 and unexercised options held as of December 31, 1997 by each of the Named Executive Officers.

               AGGREGATED OPTION EXERCISES BETWEEN OCTOBER 1, 1996 AND
                 DECEMBER 31, 1997 AND FISCAL YEAR-END OPTION VALUES



                            Number of                           Number of Securities            Value of Unexercised
                           Securities                           Underlying Options              In-the-Money Options
                           Underlying                           At Fiscal Year End (#)          At Fiscal Year End ($) (1)
                             Options          Value         ----------------------------       ----------------------------
Name                       Exercised (#)    Realized ($)    Exercisable    Unexercisable       Exercisable    Unexercisable
----                      --------------    ------------    -----------    -------------       -----------    -------------
Gerald G. Mercer                 --               --          60,000               --            $406,427             --
Eric P. Roy                      --               --          32,000               --             227,000             --
Donald D. Strench                --               --          18,000               --             128,000             --
Glenn M. Miller                  --               --          23,000               --             163,000             --
Guy S. King                      --               --          23,000               --             163,000             --
William R. Sumser                --               --          23,000               --             163,000             --
Kendall W. Wright            23,000         $140,000              --               --                  --             --



---------------
(1) "Value of Unexercised In-the-Money Options at Fiscal Year End" is based upon the fair market value of the Company's Common Shares on December 31, 1997 ($21.50) less the exercise price of in-the-money options at December 31, 1997.

COMPENSATION OF DIRECTORS

Directors who are officers or associates of the Company receive no additional compensation for their services as members of the Board of Directors or as members of Board committees. Directors who are not officers or associates of the Company are paid a quarterly fee of $1,500, as well as additional fees of $1,000 for each meeting of the Board or of a Board committee attended by such Director. The Company's Directors are reimbursed for their out-of-pocket expenses incurred in connection with their service as directors, including travel expenses. In addition, pursuant to the Company's 1996 Incentive Stock Plan, each Director receives an annual option to purchase 2,000 Common Shares at an exercise price equal to the fair market value of the Company's common Shares on the date of grant. The options have terms of ten years.


ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of outstanding Common Shares beneficially owned by (i) each director of the Company; (ii) each executive officer of the Company included in the Summary Compensation Table;
(iii) all directors and executive officers of the Company as a group; and (iv) each person known by the Company to own beneficially more than five percent of any class of the Company's voting securities, in each case, as of February 27, 1998. The Company believes that each individual or entity named has sole investment and voting power with respect to Common Shares indicated as beneficially owned by such individual or entity, except as otherwise noted. The address of each of the executive officers and directors is c/o AirNet Systems, Inc., 3939 International Gateway, Columbus, Ohio 43219.

                    AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)





                                                                    Common Shares
                                                                    Which Can Be
                                                                    Acquired Upon
                                                                 Exercise of Options
                                                 Common              or Warrants
         Name of                                 Shares              Exercisable                      Percent of
     Beneficial Owner                        Presently Held        Within 60 Days         Total        Class (2)
     ----------------                        --------------        --------------         -----       ----------
Gerald G. Mercer (3)(4)                        4,349,041               60,000           4,409,041           35.1%
Eric P. Roy (3) (5)                              189,975               32,000             221,975            1.8
Donald D. Strench (3)                              3,000               18,000              21,000            (6)
Glenn M. Miller (3)                              360,117               23,000             383,117            3.1
Guy S. King (3)                                   91,087               23,000             114,087            (6)
William R. Sumser (3)                             61,719               23,000              84,719            (6)
Kendall W. Wright (3) (7)                         27,381                   --              27,381            (6)
Roger D. Blackwell (3)                             7,700                2,000               9,700            (6)
Tony C. Canonie, Jr.                              10,000                2,000              12,000            (6)
Russell M. Gertmenian (8)                          5,000                2,000               7,000            (6)
J.F. Keeler, Jr. (9)                              10,185                2,000              12,185            (6)
All directors and executive
  officers as a group (12 persons)             5,115,205              193,000           5,308,205           42.3
Wellington Management Company LLP (10)
   75 State Street
   Boston, MA  02109                             728,400                   --             728,400            5.8
AMVESCAP PLC (11)
  11 Devonshire Square
   London EC2M 4YR
   England                                       738,500                   --             738,500            5.9



---------------

(1) Unless otherwise indicated, the beneficial owner has sole voting and dispositive power as to all Common Shares reflected in the table.

(2) The percent of class is based upon the sum of (i) 12,558,913 Common Shares outstanding on February 27, 1998 and (ii) the number of Common Shares as to which the named person has the right to acquire beneficial ownership upon the exercise of options exercisable within 60 days of February 28, 1998.

(3)  Individual named in the Summary Compensation Table.

(4) Of such 4,349,041 Common Shares, 1,010,000 Common Shares are held of record by Mr. Mercer's wife, and 524,992 Common Shares are held in the Gerald G. Mercer 5/30/96 Grantor Annuity Trust, of which Mr. Mercer is the sole trustee. Mr. Mercer possesses sole voting and dispositive power with respect to the Common Shares held in the Trust.

(5) Of such 189,975 Common Shares, 1,000 Common Shares are held of record by each of Mr. Roy's two minor children, 80,000 Common Shares are held in the Revocable Trust Created by Eric P. Roy and 80,000 Common Shares are held in the Revocable Trust Created by Carol P. Roy, Mr. Roy's wife. Mr. Roy are his wife are co-trustees of each of the trusts and share voting and dispositive power with respect to the Common Shares held in such trusts.

(6) Represents ownership of less than 1% of the outstanding Common Shares of the Company.

(7) Of such 27,381 Common Shares, 4,829 Common Shares are held by Mr. Wright's wife, of which Mr. Wright possesses sole voting and dispositive power with respect to the Common shares.

(8) Of such 5,000 Common Shares, 2,100 Common Shares are held of record by Mr. Gertmenian's wife.

(9) Of such 10,185 Common Shares, 7,500 Common Shares are held by the J.F. Keeler, Jr. Limited Partnership, of which Mr. Keeler is the sole general partner. Mr. Keeler possesses sole voting and investment power with respect to the Common Shares held by the limited partnership.

(10) Based on information contained in filings with the SEC (the latest of which is dated January 12, 1998), Wellington Management Corporation LLP is deemed to have beneficial ownership of 728,400 Common Shares as of December 31, 1997. The filing also indicates that the reporting person is deemed to have shared voting power over 422,400 of such Common Shares and shared dispositive power over 728,400 Common Shares.

(11) Based on information contained in filings with the SEC (the latest of which is dated February 9, 1998), AMVESCAP PLC is deemed to have beneficial ownership of 738,500 Common Shares as of December 31, 1997, all of which Common Shares it is deemed to share voting and investment power with AVZ, Inc., AIM Management Group, Inc., AMVESCAP Group Services, Inc., INVESCO, Inc. INVESCO North America Holdings, Inc. INVESCO Capital Management,
     Inc., INVESCO Funds Group, Inc, INVESCO Management and Research, Inc., and INVESCO REALTY, INC. Those filings with the SEC also indicate that the reporting persons disclaim beneficial ownership of such Common Shares.

ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PURCHASE OF COMPANY HEADQUARTERS

In October 1997, the Company purchased its corporate and operational headquarters at 3939 International Gateway in Columbus, Ohio for $4.1 million from Mr. Mercer, which represented fair market value as determined by an
independent appraisal performed by Kohr Royer Griffith, Inc.   In addition to
the building, the Company assumed Mr. Mercer's 25-year land lease with The Port Authority of Columbus ("Port Authority"), which expires on December 31, 2009. The complex has 80,000 square feet, of which the Company utilizes 77,000 square feet. The remainder is subleased to unrelated third parties. The Company's headquarters is currently used for operations, aircraft maintenance, vehicle maintenance, general and administrative functions, and training. Prior to the purchase, the Company leased the facility from Mr. Mercer and paid a base rent of $75,000 per month and made payments, on behalf of Mr. Mercer, to the Port Authority of approximately $9,500 per month for use of the land upon which the facility is located. The Company paid rent of approximately $864,000 for the year ended December 31, 1997 and approximately $254,000 for the three months ended December 31, 1996 to Mr. Mercer. The Company believes that the terms of the sublease were no less favorable to the Company than those reasonably available from unrelated third parties for comparable space.

FLOAT CONTROL, INC./CHEXS PARTNERSHIP

On October 24, 1996, the Company acquired Float Control, Inc., which was a company owned by certain executive officers of the Company and other individuals and which owned an interest in The Check Exchange
System Company (the "CHEXS Partnership"), in a merger transaction. As the result of such merger transaction, the Company currently owns 19% of the CHEXS Partnership; Littlewood, Shain and Company, an unaffiliated third party, owns 15%; and affiliates of The Huntington National Bank own the remaining interests. The CHEXS Partnership operates a national net settlement switch utilized by members of the National Clearing House Association (the "NCHA"), which the CHEXS Partnership helped to found. The national net settlement switch operates as a clearinghouse for NCHA member banks, pursuant to which such banks are able to settle transactions with other NCHA members by utilizing the switch rather than having to maintain a separate account with each such member. Canceled bank checks which are settled through the NCHA typically are routed through the Company's air transportation system.

Pursuant to the merger transaction, Messrs. Mercer, Roy, Miller, King, Wright and Sumser, all of whom are executive officers of the Company, received Common Shares of the Company having a fair market value at the time of the merger transaction of $1,424,994, $74,089, $176,690, $42,743, $42,743 and $19,949,
respectively, in exchange for their shares of Float Control, Inc. In determining the value of the shares of Float Control, Inc., the Company utilized an evaluation of the value of the CHEXS Partnership prepared by an unaffiliated third party evaluation firm. The Company believes that the terms of the merger transaction were fair to the Company and were no less favorable to the Company than those reasonably available from unrelated third parties.

INDEMNIFICATION AGREEMENTS

In connection with the Company's initial public offering in 1996, the Company's pre-existing shareholders, including each of the Named Executive Officers, except Mr. Strench, and certain other executive officers of the Company, agreed to indemnify the Company for any corporate level federal income taxes which might be imposed upon the Company for any period prior to the termination of the Company's S Corporation status at the time of the closing of the initial public offering in June 1996. As an S Corporation, the Company was not subject to federal income taxes at the corporate level, and the Company has no reason to believe that any such corporate level federal taxes will be imposed for any such period.

In addition, Mr. Mercer has agreed to indemnify the Company with respect to certain environmental liabilities with respect to underground storage tanks on a Michigan property formerly owned by Mr. Mercer and leased to the Company. The Company ceased its operations at this property in 1988, at which time Mr. Mercer sold the property to an unaffiliated third party. The aggregate amount of any such liabilities is estimated by the Company to be less than $100,000.


                                      PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of this Report

     1. The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K. See Item 8 above.

     2.   Schedule II - Valuation and Qualifying Accounts. . . . . . .  page 49

          Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

     3.   Exhibits

          Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" at page
          50. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                   EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     Exhibit No.          Description                   Location
     -----------          -----------                   --------
       10.1         AirNet Systems, Inc. 1996     Incorporated herein by
                    Incentive Stock Plan          reference to Exhibit 10 to the
                    (reflects amendments          Company's March 31, 1997 Form
                    through March 31, 1997)       10-Q.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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

                                        AIRNET SYSTEMS, INC.


Dated: March 27, 1998                   By: /s/ Gerald G. Mercer
                                           -----------------------------------
                                             Gerald G. Mercer, Chairman of the
                                             Board, President and Chief
                                             Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                      Title                       Date
      ---------                      -----                       ----
 /s/ Gerald G. Mercer         Chairman of the Board,        March 27, 1998
-------------------------     President, Chief Executive
Gerald G. Mercer              Officer and Director
                              (Principal Executive
                              Officer)

 /s/ Eric P. Roy              Director, Executive Vice      March 27, 1998
-------------------------     President, Chief Financial
Eric P. Roy                   Officer and Treasurer
                              (Principal Financial and
                              Accounting Officer)

*Roger D. Blackwell           Director                      March 27, 1998
-------------------------
Roger D. Blackwell

*Tony C. Canonie, Jr.         Director                      March 27, 1998
-------------------------
Tony C. Canonie, Jr.

*Russell M. Gertmenian        Director                      March 27, 1998
-------------------------
Russell M. Gertmenian

*J. F. Keeler, Jr.            Director                      March 27, 1998
-------------------------
J. F. Keeler, Jr.

*By   /s/ Gerald G. Mercer
     ---------------------
     Gerald G. Mercer
     Attorney-in-Fact

                           REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
AirNet Systems, Inc.

We have audited the accompanying consolidated balance sheets of AirNet Systems, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1997, September 30, 1996 and 1995 and for the three months ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirNet Systems, Inc. and its subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997, September 30, 1996 and 1995 and for the three months ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.





/s/ Ernst & Young LLP
---------------------
Columbus, Ohio
February 18, 1998

                              AIRNET SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                          DECEMBER 31,
                                                               1997                         1996
                                                           ------------                 ------------
                                                                                        (Restated for
                                                                                         ECC Pooling)
                  ASSETS
Current assets:
  Cash and  cash equivalents                                $  2,125,137                 $ 9,631,663
  Accounts receivable:
    Trade, less allowances of $123,000 and $23,000 at         10,966,790                   6,440,545
      December 31, 1997 and 1996, respectively
    Shareholders, affiliates, and associates                      85,714                     207,571
  Spare parts and supplies                                     6,053,488                   5,012,284
  Deposits and prepaids                                        5,847,774                   3,737,008
                                                             -----------                 -----------
Total current assets                                          25,078,903                  25,029,071

Net property and equipment                                    67,578,533                  45,658,488

Other assets:
  Intangibles, net of accumulated amortization of              5,425,938                   1,673,861
    $1,671,000 and $1,334,000 at December 31, 1997
    and 1996, respectively
  Investment in partnerships and other                         5,902,664                   3,018,621
  Deferred tax asset                                                  --                   4,115,057
                                                             -----------                 -----------
Total assets                                                $103,986,038                 $79,495,098
                                                             -----------                 -----------
                                                             -----------                 -----------

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $  4,033,036                 $ 2,938,730
  Salaries and related liabilities                             1,606,006                   1,677,563
  Accrued expenses                                             1,311,366                     443,453
  Taxes payable                                                2,386,256
  Deferred taxes                                                 229,288                     208,995
  Current portion of notes payable                                23,923                          --
                                                             -----------                 -----------
Total current liabilities                                      9,589,875                   5,268,741

Notes payable, less current portion                            9,705,645                     110,787
Deferred tax liability                                         4,430,538                   3,397,062

Shareholders' equity:
  Preferred shares, $.01 par value; 10,000,000 shares
    authorized; and no shares issued and outstanding                  --                          --
  Common shares, $.01 par value; 40,000,000 shares
    authorized; and 12,753,400 and 12,621,081 shares
    issued at December 31, 1997 and 1996                         127,534                     126,211
  Additional paid-in-capital                                  79,778,803                  78,008,030
  Retained earnings                                            5,787,017                  (7,415,733)
  Treasury shares; 263,570 shares held at cost                (5,433,374)                         --
                                                             -----------                 -----------
Total shareholders' equity                                    80,259,980                  70,718,508
                                                             -----------                 -----------

Total liabilities and shareholders' equity                  $103,986,038                 $79,495,098
                                                             -----------                 -----------
                                                             -----------                 -----------


See notes to consolidated financial statements

                              AIRNET SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        YEARS ENDED                   THREE MONTHS
                                                        --------------------------------------------      ENDED
                                                        DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,   DECEMBER 31,
                                                            1997           1996            1995           1996
                                                        ------------   -------------   -------------   ------------
                                                                                (Restated for ECC Pooling)
                                                                       --------------------------------------------
NET REVENUES
  Air transportation, net of excise tax of
  $2,113,000, $716,000 and $1,810,000 for the years
  ended December 31, 1997, September 30, 1996 and
  1995 and $407,000 for the three months ended
  December 31, 1996:
    Check delivery                                       $80,707,349    $65,024,522    $58,263,706    $16,811,390
    Small package delivery                                15,660,080     13,863,772     12,424,306      3,613,636
  Fixed base operations                                    1,394,827      1,063,583      1,006,529        366,432
                                                         -----------    -----------    -----------    -----------
Total net revenues                                        97,762,256     79,951,877     71,694,541     20,791,458

COSTS AND EXPENSES
  Air transportation
    Wages and benefits                                    11,252,976      9,862,436      9,195,208      2,551,549
    Aircraft fuel                                         10,176,283      8,177,970      7,444,878      2,310,809
    Aircraft maintenance                                   7,489,323      6,551,792      6,033,739      1,810,075
    Ground couriers and other outside services            14,817,610     12,369,737     11,399,012      3,192,743
    Depreciation and amortization                          8,363,196      8,510,214      7,391,127      2,274,088
    Other                                                 13,933,358      8,324,198      7,782,042      2,243,936
  Fixed base operations                                    1,100,741      1,033,068        955,792        309,352
  Selling, general and administrative                      8,550,125     11,875,089     13,418,129      1,915,960
                                                         -----------    -----------    -----------    -----------
Total costs and expenses                                  75,683,612     66,704,504     63,619,927     16,608,512
                                                         -----------    -----------    -----------    -----------
Income from operations                                    22,078,644     13,247,373      8,074,614      4,182,946
Interest expense                                             108,894      1,072,390      1,468,964          9,623
Offering-related non-recurring expenses                           --     13,704,398             --             --
                                                         -----------    -----------    -----------    -----------
Income (loss) before income taxes                         21,969,750     (1,529,415)     6,605,650      4,173,323
Provision for (benefit from) income taxes                  8,767,000      1,764,000        (13,150)     1,688,000
Tax provision due to change in tax status                         --      2,435,771             --             --
                                                         -----------    -----------    -----------    -----------
Net income (loss)                                        $13,202,750   ($ 5,729,186)   $ 6,618,800    $ 2,485,323
                                                         -----------    -----------    -----------    -----------
                                                         -----------    -----------    -----------    -----------

Net income per common share                                    $1.05                                        $0.20
                                                         -----------                                  -----------
                                                         -----------                                  -----------
Net Income per share - assuming dilution                       $1.04                                        $0.20
                                                         -----------                                  -----------
                                                         -----------                                  -----------

Pro forma information:
  Historical income (loss) before income taxes                         ($ 1,529,415)   $ 6,605,650
  Pro forma adjustments other than income taxes                           4,429,470      7,367,337
                                                                        -----------    -----------
  Pro forma income before taxes                                           2,900,055     13,972,987
  Pro forma taxes on income                                               5,618,437      5,589,195
                                                                        -----------    -----------
  Pro forma net income (loss)                                          ($ 2,718,382)   $ 8,383,792
                                                                        -----------    -----------
                                                                        -----------    -----------

  Pro forma net income (loss) per common
    share - basic and assuming dilution                                      ($0.34)         $1.43
                                                                        -----------    -----------
                                                                        -----------    -----------


See notes to consolidated financial statements

                             AIRNET SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        YEARS ENDED                   THREE MONTHS
                                                        --------------------------------------------      ENDED
                                                        DECEMBER 31,   SEPTEMBER 30,   SEPTEMBER 30,   DECEMBER 31,
                                                            1997           1996            1995           1996
                                                        ------------   -------------   -------------   ------------
                                                                                (Restated for ECC Pooling)
                                                                       --------------------------------------------
Operating activities
Net income (loss)                                      $ 13,202,750    ($ 5,729,186)   $ 6,618,800    $ 2,485,323
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
  Offering related non-recurring, non-cash expenses              --      13,704,398             --             --
  Depreciation                                            8,431,420       8,584,888      7,475,979      2,289,798
  Amortization of intangibles                               352,902         351,327        435,902         67,230
  Deferred taxes                                          5,168,826       4,202,002             --      1,688,000
  Provision for losses on accounts receivable                83,656          12,170         12,100          9,000
  Deferred compensation                                          --         445,147        275,464             --
  Loss (gain) on disposition of assets                      615,979          81,931         73,472       (187,685)
  Cash provided by (used in) operating assets
    and liabilities:
    Accounts receivable                                  (2,588,765)       (419,331)       428,617        996,052
    Spare parts and supplies                             (1,004,911)       (892,318)      (441,864)       183,633
    Prepaid expenses                                     (2,004,152)       (679,264)      (749,713)      (697,759)
    Accounts payable                                       (149,394)       (698,536)       650,877     (1,224,659)
    Accrued expenses                                        857,276        (254,819)       180,554       (109,906)
    Taxes payable                                         2,386,256              --             --             --
    Salaries and related liabilities                       (546,168)       (409,126)       258,789        413,225
    Other, net                                           (2,829,822)         22,801         45,538       (100,478)
                                                        -----------     -----------    -----------     ----------
Net cash provided by operating activities                21,975,853      18,322,084     15,264,515      5,811,774

Investing activities
Acquisition of Pacific Air Charter, Inc.,
  net of cash acquired                                     (240,323)             --             --             --
Acquisition of Data Air Courier, Inc.,
  net of cash acquired                                   (4,122,922)             --             --             --
Acquisition of Midway Aviation, Inc.,
  net of cash acquired                                      (52,576)     (2,810,416)            --             --
Acquisition of Float Control, Inc.,
  net of cash acquired                                           --              --             --       (719,519)
Purchases of property and equipment                     (30,061,866)    (14,341,182)   (14,587,658)    (9,168,991)
Payments for ECC covenants not  to compete                 (105,000)             --             --             --
Proceeds from sales of property and equipment               592,223              --        321,059      2,230,000
                                                        -----------     -----------    -----------     ----------
Net cash used in investing activities                   (33,990,464)    (17,151,598)   (14,266,599)    (7,658,510)

Financing activities
Proceeds from the issuance of Common Shares - net                --      82,697,107             --             --
Exercise of stock options                                 2,100,710              --             --             --
Purchase of Donald Wright Warrant                                --     (29,901,785)            --             --
Proceeds from shareholder notes receivable                       --         323,096         41,287             --
Net borrowings under the revolving credit facility        9,500,000              --      1,350,000             --
Repayment of long-term debt                              (1,560,205)    (21,994,710)   (10,328,874)       (85,792)
Proceeds from the issuance of long-term debt                229,568       2,760,000     11,983,775             --
Purchase of treasury stock                               (5,761,988)             --             --             --
Distributions to shareholders                                    --     (23,807,806)    (4,125,946)            --
                                                        -----------     -----------    -----------     ----------
Net cash provided by (used in) financing activities       4,508,085      10,075,902     (1,079,758)       (85,792)
                                                        -----------     -----------    -----------     ----------

Net increase (decrease) in cash                          (7,506,526)     11,246,388        (81,842)    (1,932,528)
Cash and cash equivalents at beginning of period          9,631,663         317,803        399,645     11,564,191
                                                        -----------     -----------    -----------     ----------

Cash and cash equivalents at end of period             $  2,125,137     $11,564,191    $   317,803    $ 9,631,663
                                                        -----------     -----------    -----------     ----------
                                                        -----------     -----------    -----------     ----------


See notes to consolidated financial statements

                              AIRNET SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF EQUITY




                                                                      Common Shares
                                                               -------------------------     Additional
                                                                Number of                      Paid-in      Retained
                                                                 Shares          Amount        Capital      Earnings
                                                               ----------       --------     ----------    -----------
Balance October 1, 1994 - restated for ECC Pooling              5,856,561        $58,566       $482,709    $18,164,186

Net income                                                             --             --             --      6,618,800
Repayment of notes                                                     --             --             --             --
Shareholder distributions                                              --             --             --     (4,125,946)
                                                               ----------       --------     ----------    -----------
Balance September 30, 1995                                      5,856,561         58,566        482,709     20,657,040

Net loss                                                               --             --             --     (5,729,186)
Repayment of notes                                                     --             --             --             --
Shareholder distributions                                              --             --             --     (2,807,806)
Issuance of Common Shares, net of Offering-related
  expenses                                                      6,440,000         64,400     82,632,507             --
AAA distributions related to S Corp shareholders                       --             --             --    (21,000,000)
Purchase of Donald Wright Warrant                                      --             --    (29,901,785)            --
Exercise of Jeffrey Wright Warrant                                167,227          1,672         (1,472)            --
Reclassification of undistributed S Corp retained earnings             --             --      1,021,104     (1,021,104)
Tax benefit related to cancellation of Donald Wright Warrant           --             --      7,000,000             --
Compensation expense related to stock purchase
  agreements                                                           --             --     14,830,039             --
                                                               ----------        -------     ----------    -----------
Balance September 30, 1996                                     12,463,788        124,638     76,063,102     (9,901,056)

  Net income                                                           --             --             --      2,485,323
  Issuance of Common Shares - acquisition of Float Control        157,293          1,573      1,944,928             --
                                                               ----------       --------     ----------    -----------
Balance December 31, 1996                                      12,621,081        126,211     78,008,030     (7,415,733)

  Net income                                                           --             --             --     13,202,750
  ECC cash for fractional shares                                       --             --            (29)            --
  Exercise stock options                                          128,525          1,285      1,821,536             --
  Exercise stock options with treasury shares                          --             --       (103,483)            --
  Issue shares for Associate Stock Purchase Program                 3,794             38         52,749             --
  Purchase treasury shares                                             --             --             --             --
                                                               ----------       --------     ----------    -----------
Balance December 31, 1997                                      12,753,400       $127,534    $79,778,803     $5,787,017
                                                               ----------       --------     ----------    -----------
                                                               ----------       --------     ----------    -----------



                                                                                    Notes
                                                                                  Receivable
                                                                Treasury             From
                                                                 Shares          Shareholders         Total
                                                             --------------      ------------      ------------
Balance October 1, 1994 - restated for ECC Pooling            $       --          ($364,383)        $18,341,078

Net income                                                            --                 --           6,618,800
Repayment of notes                                                    --             41,287              41,287
Shareholder distributions                                             --                 --          (4,125,946)
                                                             -----------          ---------         -----------
Balance September 30, 1995                                            --           (323,096)         20,875,219

Net loss                                                              --                 --          (5,729,186)
Repayment of notes                                                    --            323,096             323,096
Shareholder distributions                                             --                 --          (2,807,806)
Issuance of Common Shares, net of Offering-related
  expenses                                                            --                 --          82,696,907
AAA distributions related to S Corp shareholders                      --                 --         (21,000,000)
Purchase of Donald Wright Warrant                                     --                 --         (29,901,785)
Exercise of Jeffrey Wright Warrant                                    --                 --                 200
Reclassification of undistributed S Corp retained earnings            --                 --                  --
Tax benefit related to cancellation of Donald Wright Warrant          --                 --           7,000,000
Compensation expense related to stock purchase
  agreements                                                          --                 --          14,830,039
                                                             -----------          ---------         -----------
Balance September 30, 1996                                            --                 --          66,286,684

  Net income                                                          --                 --           2,485,323
  Issuance of Common Shares - acquisition of Float Control            --                 --           1,946,501
                                                             -----------          ---------         -----------
Balance December 31, 1996                                             --                 --          70,718,508

  Net income                                                          --                 --          13,202,750
  ECC cash for fractional shares                                      --                 --                 (29)
  Exercise stock options                                              --                 --           1,822,821
  Exercise stock options with treasury shares                    328,614                 --             225,131
  Issue shares for Associate Stock Purchase Program                   --                 --              52,787
  Purchase treasury shares                                    (5,761,988)                --          (5,761,988)
                                                             -----------          ---------         -----------
Balance December 31, 1997                                    ($5,433,374)                --         $80,259,980
                                                             -----------          ---------         -----------
                                                             -----------          ---------         -----------


See notes to consolidated financial statements

                              AIRNET SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1.   SIGNIFICANT ACCOUNTING POLICIES

AirNet Systems, Inc. and its subsidiaries (the "Company") operate a fully integrated national air transportation network which provides delivery service for time-critical shipments for customers in the U.S. banking industry and other industries requiring late night pickup with early morning delivery of small packages. The Company also offers retail aviation fuel sales and related ground services for customers at its Columbus, Ohio facility.

BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. On May 14, 1997, the Board of Directors of the Company approved a change in the fiscal year end of the Company from September 30 to December 31.

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

ACCOUNTS RECEIVABLE
For 1997, approximately 83% and 63% of the Company's revenues and related receivables, respectively, were generated from customers within the banking industry. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends and other information.

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

     Airframes                               15 years
     Buildings                               30 years
     Other flight equipment               2 - 5 years
     Other property and equipment        3 - 10 years

During 1997, the Company made certain changes in its estimated useful lives and the salvage values of its aircraft. The changes increased 1997 net income by
 $1,050,000, or $.08 per share. These changes were made to better reflect how the aircraft are expected to be used over time and the continued industry trend of increased market values associated with the types and models of aircraft the Company owns and operates.

                              AIRNET SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

PREPAID EXPENSES
The Company prepays certain engine repair and overhaul services under manufacturer service plans. Such prepaid balances were $2,299,477 and $1,543,832 at December 31, 1997 and 1996, respectively, and are included with prepaid expenses on the balance sheet.

START-UP COSTS The Company capitalizes costs related to the start-up activities associated with new business initiatives, such as introduction of new services. Costs associated with these initiatives, such as personnel costs, outside services and administrative support services are capitalized as start-up costs. Upon completion of the start-up phase, these costs will be amortized over sixty months. At December 31, 1997, the Company had $2,522,338 of start-up costs recorded on its balance sheet included in other assets.

INCOME TAXES
Prior to the Offering, the Company's income was taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, which provides that in lieu of corporate income taxes, the shareholders of the S Corporation are taxed on their proportionate share of the Company's taxable income. Upon completion of the Company's initial public offering ("the "Offering") in May 1996, the Company ceased to qualify as an S Corporation and was subject to corporate income taxes. Under the liability method of accounting for income taxes, deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

INTANGIBLES
Intangibles include non-competition agreements with former competitors and goodwill generated through the acquisition of companies. The balances are being amortized on the straight-line method over periods ranging from one to 25 years. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfall of cash flows.

STATEMENT OF CASH FLOWS
Cash paid for interest was $108,894, $1,239,871 and $1,264,522 for the years ended December 31, 1997, September 30, 1996 and 1995, respectively. No interest was paid in the three months ended December 31, 1996. Cash paid for taxes was $1,311,785 for the year ended December 31, 1997 and $236,681 for the three months ended December 31, 1996.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1997, The Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income", and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". Both Statements are effective for the Company in 1998. Statement No. 130 requires separate reporting of certain items affecting shareholders' equity outside of those included in arriving at net income. These items are already disclosed by the Company. Statement No. 131 establishes requirements for reporting information about operating segments in annual and interim statements. This statement may require a change in the Company's financial reporting; however, the extent of this change, if any, has not been determined.

                              AIRNET SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

2.   INITIAL PUBLIC OFFERING

On May 29, 1996, the registration statement related to the Company's initial public offering was declared effective by the SEC and its stock began trading on May 31, 1996. Pursuant to the terms of the Offering, the Company issued 6,440,000 shares of common stock, including 840,000 shares issued through the underwriters' full exercise of their over-allotment option on June 11, 1996, at $14.00 per share. Net proceeds of the offering totaled $83,848,800 before deducting expenses of $1,151,893. The following is a summary of transactions related to the Company's public offering:

AAA DISTRIBUTIONS
Prior to the Offering, the Company made $21,000,000 in distributions to the S Corporation shareholders for the undistributed earnings associated with the Company's S Corporation status (referred to as "AAA distributions"). These distributions were made through the Company's issuance of promissory notes to such shareholders. The notes were subsequently repaid with the Offering proceeds.

TERMINATION OF STOCK PURCHASE AGREEMENTS
On April 1, 1994, the Company entered into stock purchase agreements with seven executive officers, in which these officers purchased an aggregate of 1,484,908 shares of common stock for an aggregate purchase price of $364,000, paid through the delivery of promissory notes. Upon completion of the Offering, the stock purchase agreements were terminated and the seven officers repaid the balances due on the notes totaling $283,856. The transaction resulted in a decrease in notes receivable from shareholders and a corresponding increase in cash for the year ended September 30, 1996.

In addition, as a result of the termination of the stock purchase agreements, the Company incurred a non-recurring, non-cash charge of $14,830,039, which increased paid-in capital. The charge is not tax deductible and represents a portion of the $21,000,000 of AAA distributions to the seven executive officers not previously recorded as compensation expense, plus the difference between the net offering price and the net book value of the 1,484,908 shares of common stock held by the officers at the termination date of the agreements. This distribution of undistributed earnings to the former S Corporation shareholders also eliminated a $1,654,328 deferred compensation liability related to the stock purchase agreements and resulted in a non-recurring, non-cash reduction of expense in the statement of operations for the year ended September 30, 1996.


TERMINATION OF DEFERRED COMPENSATION AGREEMENTS
Prior to the Offering, the Company entered into deferred compensation agreements with certain executive officers, pursuant to which the Company was obligated to pay these officers deferred compensation equal to a percentage of the increase on the Company's net book value. Upon completion of the Offering, the officers agreed to terminate the agreements and forgive the remaining balances totaling $2,029,675 due to them. This transaction resulted in a decrease of the deferred compensation liability and a non-recurring, non-cash reduction of expense in the statement of operations for the year ended September 30, 1996.


TERMINATION OF THE WRIGHT AGREEMENT AND PURCHASE OF WARRANTS
In 1988, the Company purchased certain assets of Wright International Express, Inc. (WIE). In consideration for the agreement of WIE and for Donald Wright not to compete with the Company, the Company entered into the Wright Agreement. The Wright Agreement, as amended, required annual payments tied to the cash flows and the debt to equity ratio of the Company, to Donald Wright and certain designees. In addition, the Company issued a warrant to Donald Wright to purchase 2,483,537 shares of common stock and a warrant to Jeffrey Wright (Donald Wright's son) to purchase 167,227 shares of common stock. Both warrants were exercisable upon the closing of

                              AIRNET SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

a public offering. Upon the closing of the Offering, the Company purchased the Donald Wright Warrant for $29,901,785 and canceled the warrant. Gerald
G. Mercer, the Company's Chairman and Chief Executive Officer purchased the Jeffrey Wright Warrant for $2,013,413 and exercised it subsequent to the completion of the Offering.

In connection with the repurchase and cancellation of the Donald Wright Warrant and the corresponding tax treatment, the Company has recognized a related tax benefit estimated to be approximately $7,000,000. The benefit was realized as cash savings by offsetting subsequent tax liabilities. The tax benefit will have no effect on the Company's current or future statements of operations. The benefit has been reflected as additional paid-in capital on the balance sheet.

Upon cancellation of the Donald Wright Warrant, the Wright Agreement was also terminated in its entirety and no further payments will be made. In addition, the remaining net book value of a covenant not to compete totaling $2,558,362, which was recorded at the inception of the Wright Agreement, was also written off, resulting in a non-recurring, non-cash expense for the year ended September 30, 1996.

STATEMENT OF OPERATIONS IMPACT OF OFFERING TRANSACTIONS
The following is a summary of the Offering-related transactions and their effect on the statement of operations for the year ended September 30, 1996:


                                                                         Increase /
                                                                       (Decrease) to
                                                                          Income
                                                                        -------------
Compensation expense related to the stock purchase agreements           $(14,830,039)
Write-off of Wright Agreement covenant not to compete                     (2,558,362)
Elimination of deferred compensation liability related to the
  stock purchase agreements                                                1,654,328
Elimination of the liability for the deferred compensation agreements      2,029,675
                                                                        -------------
                                                                        $(13,704,398)
                                                                        -------------
                                                                        -------------


3.   ACQUISITIONS

Effective July 31, 1997, the Company acquired all of the outstanding common shares of Data Air Courier, Inc. ("Data Air"), whose primary business involves the nationwide transportation of canceled checks between clearing banks through the use of company-owned ground vehicles, independent agents and commercial airlines. The Company accounted for the acquisition under the purchase method of accounting. The purchase price of the acquisition totaled approximately $4,120,000 and resulted in goodwill of approximately $3,684,000, which will be amortized over 25 years. The Company also entered into a five-year covenant not to compete for $50,000. The acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of July 31, 1997. The Company's consolidated financial statements include the results of operations of Data Air since the purchase date. The following are pro forma results of operations for AirNet and Data Air as though they were combined as of the beginning of the periods presented:

                              AIRNET SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997


                                                                                                      Three Months
                                                                             Years Ended                 Ended
                                                                     December 31,    September 30,    December 31,
                                                                         1997            1996             1996
                                                                     ------------    ------------     -----------
Net revenues                                                         $106,787,351     $95,381,318     $24,534,388
Net income (loss)                                                      12,878,577      (4,778,345)      2,442,171
Net income (loss) per share                                                 $1.02              --            $.19
Net income (loss) per share - assuming dilution                             $1.01              --            $.19
Pro forma net income (loss) - unaudited                                        --     $(1,767,541)             --
Pro  forma net income (loss ) per share - basic and assuming
dilution - unaudited                                                           --           $(.22)             --


Effective June 6, 1997, the Company acquired all of the outstanding shares of Pacific Air Charter, Inc. ("PAC") for approximately $450,000 in cash. PAC operates a fleet of eight aircraft, primarily transporting canceled checks between clearing banks along the West Coast. The Company accounted for the acquisition under the purchase method of accounting. The purchase resulted in goodwill of approximately $171,445, which will be amortized over 25 years. The Company also entered into a five year covenant not to compete for $40,000. The acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of June 6, 1997. The results of PAC's operations since the effective date of the purchase have been included in the Company's accompanying financial statements.

Effective January 30, 1997, the Company acquired Express Convenience Center, Inc. d/b/a ECC Worldwide Services ("ECC") in a business combination accounted for as a pooling-of-interests. ECC's primary services include small package delivery services within the United States and certain other countries. All of the stock of ECC was exchanged for 145,953 Common Shares of the Company. The Company also entered into three covenant not to compete agreements for a total of $205,000, which will be amortized over three- and five-year periods. The financial statements of the Company have been restated to include ECC for all periods presented.

Effective October 24, 1996, the Company acquired Float Control, Inc. for 157,293 Common Shares and approximately $720,000 in cash. Float Control was previously partially owned by certain executive officers of the Company, among others, and owns a 19% interest in the Check Exchange System Co., an industry leader in payment initiatives. Float Control accounts for its investment in the Check Exchange System under the equity method of accounting. At December 31, 1997, Float Control's recorded investment in the Check Exchange System was $2,940,000.

Effective September 26, 1996, the Company acquired all of the outstanding shares of common stock of Midway Aviation, Inc. (Midway), a regional air courier located in Dallas, Texas. The Company accounted for the acquisition under the purchase method of accounting. The purchase price of the acquisition totaled approximately $3,100,000 in cash and resulted in goodwill of $1,201,080, which will be amortized over 25 years, and covenants not to compete totaling $84,000, which will be amortized over the terms of the agreements ranging from one to five years. The acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of the purchase date. The Company's consolidated financial statements include the results of operations of Midway since the purchase date.

                              AIRNET SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

4.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                        December 31,
                                               1997                       1996
                                           ------------                -----------
Flight equipment                           $100,141,574                $82,014,487
Other property and equipment                 14,812,777                  6,817,332
                                           ------------                -----------
                                            114,954,351                 88,831,819
Less accumulated depreciation                47,375,818                 43,173,331
                                           ------------                -----------
                                            $67,578,533                $45,658,488
                                           ------------                -----------
                                           ------------                -----------


5.   NOTES PAYABLE

The Company had borrowings as follows:

                                                         December 31,
                                                   1997                  1996
                                                ----------             --------
Term notes                                      $  229,568             $110,787
Revolving credit facility                        9,500,000                   --
                                                ----------             --------
                                                 9,729,568              110,787
Current portion of notes payable                    23,923                   --
                                                ----------             --------
                                                $9,705,645             $110,787
                                                ----------             --------
                                                ----------             --------


Simultaneously with the closing of the Offering, the Company entered into a new credit agreement to replace the existing agreement. The new credit agreement provides the Company with a $50,000,000 unsecured revolving credit facility. The agreement has a five-year term and is scheduled to expire on June 5, 2001. The agreement may be extended in one-year increments at any point through June 5, 2001. The agreement bears interest at the Company's option of a fixed rate determined by the Eurodollar rate, a negotiated rate or a floating rate. The floating rate is based on the sum of (a) a margin plus (b) the greater of (i) the prime rate and (ii) the sum of .5% plus the federal funds rate in effect from time to time. The new agreement limits the availability of funds to certain specified percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the agreement requires the maintenance of certain minimum net worth and cash flow levels, imposes certain limitations on payments of dividends, restricts the amount of additional debt and requires prior bank approval of acquisitions with consideration of more than $3,000,000.

In conjunction with purchase of the Company's facility in October, 1997, the Company incurred a $263,297 note payable. The terms of the note require monthly principal and interest payments of $4,167 through 2005 and the note is collateralized by the facility.

6.   1996 INCENTIVE STOCK PLAN

In May 1996, the Company adopted the AirNet Systems, Inc. 1996 Incentive Stock Plan (the "Plan"). The Plan provides for the issuance of incentive and non-qualified stock options, restricted stock and performance shares and a stock purchase plan (collectively "Awards"). The Plan also provides for each outside director to receive 2,000 stock options annually if certain requirements are met. The maximum number of newly issued shares available for issuance under the Plan is 1,150,000 through 2006. The Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms and conditions applicable to

                              AIRNET SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

the Awards. The exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is ten years. Option vesting periods range from no vesting to three years of full-time service with the Company.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its associate stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock Based Compensation", requires use of option valuation models that were not developed for use in valuing associate stock options. Under APB 25, because the exercise price of the Company's associate stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its associate stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997 and 1996: risk free interest rates of 6.5%, volatility factors of the expected market price of the Company's common shares of 59.1% and a weighted average expected life of the options of 7.88 years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's associate stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its associate stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's pro forma information follows:



                                                    Years Ended               Three Months
                                            ------------    -------------        Ended
                                            December 31,    September 30,     December 31,
                                                1997             1996             1996
                                            ------------    -------------     -------------
Net income (loss), adjusted for FAS 123     $11,586,756      $(8,711,077)       $2,466,746
Net income (loss) per share, adjusted for
FAS 123:
     Basic                                        $ .92          $ (1.08)            $ .20
     Assuming dilution                            $ .91          $ (1.08)            $ .20


                              AIRNET SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

A summary of the Company's stock option activity and related information follows (in thousands, except per share price data):


                                                                                 Three Months
                                                     Years Ended                    Ended
                                        December 31, 1997  September 30, 1996  December 31, 1996
                                        -----------------  ------------------  -----------------
                                                Weighted            Weighted            Weighted
                                                 Average             Average             Average
                                                Exercise            Exercise            Exercise
                                        Shares   Price     Shares    Price     Shares    Price
                                        ------  --------   ------   ---------  ------   --------
Outstanding at beginning of period       523     $14.18       --        --        --          --
Granted                                  282      14.40      530     $14.18      527      $14.18
Exercised                                145      14.17       --         --       --          --
Canceled                                   9      14.12        3      14.00        4       14.00
                                        ----     ------     ----     ------     ----      ------
Outstanding at end of period             651      14.28      527      14.18      523       14.18

Options exercisable at end of period     587      14.28      500      14.19      495       14.19

Weighted average fair value of options
       granted during the period          --     $ 9.96       --     $ 9.81       --      $ 0.00


Exercise prices for options outstanding as of December 31, 1997 ranged from $14 to $17 per share. The weighted average remaining contractual life of those options is 7.88 years.

7.   LEASE OBLIGATIONS

The Company leased certain aircraft under noncancelable operating leases which expired in 1997. Total rental expense under the flight equipment operating leases was $104,184, $772,900 and $1,042,653, for the years ended December 31, 1997, September 30, 1996 and 1995, respectively and $75,841 for the three months ended December 31, 1996.

The Company also leases facility space at various locations throughout the United States. The Company incurred lease expense of $1,149,391, $859,709 and $784,283 for the years ended December 31, 1997, September 30, 1996 and 1995, respectively and $227,694 for the three months ended December 31, 1996.
 As of December 31, 1997, future minimum lease payments by year and in the aggregate under noncancelable operating leases with initial or remaining terms exceeding one year are as follows: 1998 - $129,455; 1999 - $105,697; and 2000 - $23,493.

8.   RELATED PARTY TRANSACTIONS

In October 1997, the Company purchased its corporate and operational headquarters for $4.1 million from its President and majority shareholder, which represented fair market value as determined by an independent
appraisal.   In addition to the building, the Company assumed the
shareholder's land lease with The Port Authority of Columbus which expires on December 31, 2009 and contains a 20-year renewal option. Total rent expense incurred under the facility lease prior to the Company's purchase from this shareholder was $864,336, $887,053 and $707,305 for the years ended December 31, 1997 and September 30, 1996 and 1995, respectively, and $253,584 for the three months ended December 31, 1996. The Company believes the terms of this lease and purchase were no less favorable than those reasonably available from unaffiliated third parties.

During fiscal 1996, the Company made improvements to its corporate and operational headquarters, which was leased from its majority shareholder. The Company paid approximately $775,000 for the improvements. The balance was repaid, in full, by the majority shareholder in fiscal 1996.

                              AIRNET SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

The Company historically leased certain aircraft from Dwarf Leasing, Inc., a corporation owned by certain executive officers of the Company. Total lease expenses were $20,800 and $99,000 for the years ended September 30, 1996 and 1995. In fiscal 1995 and 1996, the Company purchased these aircraft for $250,000 and $205,000, respectively. The Company believes the terms of such leases and purchases were no less favorable than those reasonably available from unaffiliated third parties.

9.   RETIREMENT PLAN

The Company has a 401(k) retirement savings plan. All associates who have completed a minimum of six months of service may contribute up to 15% of their eligible annual earnings to the plan. The Company may elect, at its discretion, to make matching and profit-sharing contributions. The Company's contribution expense related to the plan totaled approximately $379,000, $393,000, and $355,000 for the years ended December 31, 1997, September 30, 1996 and 1995, respectively and $79,000 for the three months ended December 31, 1996.

10.  INCOME TAXES

Income taxes are summarized as follows:


                                                                                   Three Months
                                          Years Ended                                  Ended
                       December 31,      September 30,       September 30,          December 31,
                           1997               1996               1995                   1996
                       ------------      -------------       -------------         -------------
Current:
   Federal             $3,058,448           $       --          $       --            $       --
   State and local        539,726                   --                  --                    --
                       ----------           ----------          ----------            ----------
                        3,598,174                   --                  --                    --

Deferred:
   Federal              4,393,502            1,524,000             (13,150)            1,441,694
   State and local        775,324              240,000                  --               246,306
                       ----------           ----------          ----------            ----------
                        5,168,826            1,764,000             (13,150)            1,688,000
                       ----------           ----------          ----------            ----------
                       $8,767,000           $1,764,000          $  (13,150)           $1,688,000
                       ----------           ----------          ----------            ----------
                       ----------           ----------          ----------            ----------


                              AIRNET SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                             December 31,
                                                         1997             1996
  Long-term deferred tax assets:
    Tax benefit of net operating loss carry forwards   $       --       $4,115,057
                                                       ----------       ----------
                                                       ----------       ----------

  Long-term deferred tax liabilities:
    Property and equipment                             $4,280,231       $3,397,062
    Other                                                 150,307               --
                                                       ----------       ----------
  Total long-term deferred tax liabilities             $4,430,538       $3,397,062
                                                       ----------       ----------
                                                       ----------       ----------
  Current deferred tax assets:
    Health insurance reserves                          $   72,000       $   72,000
    Other                                                  49,147           44,005
                                                       ----------       ----------
  Total current assets                                    121,147          116,005

  Current deferred tax liabilities:
    Prepaid expenses                                      350,435          233,000
    Trade receivables                                          --           92,000
                                                       ----------       ----------
  Total current liabilities                               350,435          325,000
                                                       ----------       ----------
  Net current deferred tax liabilities                   $229,288         $208,995
                                                       ----------       ----------
                                                       ----------       ----------


The provision for income taxes consist of federal and state deferred taxes. Differences arising between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes are as follows:


                                                                                                                     Three Months
                                                                              Years Ended                                Ended
                                                          December 31,        September 30,        September 30,      December 31,
                                                              1997                1996                 1995               1996
                                                          ------------        -------------        -------------     -------------
Tax expense (benefit) at federal statutory rate
on pretax income (loss)                                    $7,469,715           $(499,000)          $ 2,245,921        $1,418,930
Add (deduct):
     Nondeductible Offering-related expenses                       --            3,790,000                   --                --
     S Corporation status benefit                                  --           (1,925,000)          (2,251,977)               --
     State taxes, net of Federal benefit                    1,260,859              240,000                   --           246,306
     Other                                                     36,426              158,000               (7,094)           22,764
                                                           ----------           ----------          -----------        ----------
Total taxes                                                $8,767,000           $1,764,000          $   (13,150)       $1,688,000
                                                           ----------           ----------          -----------        ----------
                                                           ----------           ----------          -----------        ----------


Upon the completion of the Offering, the Company ceased to qualify as an S Corporation and was subject to corporate income taxes. The Company recorded current tax expense of $1,764,000 related to its operations from May 30, 1996 to September 30, 1996, which includes the deductibility of the $2,558,362 write-off of the Wright Agreement covenant not to compete. In addition, the Company recorded an additional net tax liability of approximately $2,436,000 resulting from the cumulative effect of deferred income taxes attributable to its change in tax status (from S Corporation to C Corporation).

                              AIRNET SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

11.  NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement No.128 replaced the previously reported primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share, basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share is very similar to the previously reported fully diluted net income per share. All net income per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement No. 128 requirements. The following table sets forth the computation of basic and diluted net income per share:


                                                                                                         Three Months
                                                                 Years Ended                                Ended
                                                December 31,     September 30      September 30,         December 31,
                                                   1997              1996              1995                  1996
                                                ------------     ------------      -------------        -------------
Numerator:
   Net income                                   $13,202,750               --                  --           $2,485,323
   Pro forma net income (loss) - unaudited               --      $(2,718,382)         $8,383,792                   --

Denominator:
   Basic - weighted average shares
     outstanding                                 12,577,487        8,055,490           5,856,561           12,580,048

   Diluted
     Stock options - associates, officers
       and directors                                128,821               --                  --                   --
     Convertible warrants                                --          435,742                  --                   --
     Adjusted weighted average shares
       outstanding                               12,706,308        8,491,232           5,856,561           12,580,048

Net income per share                                  $1.05               --                  --                 $.20

Net income per share - assuming dilution              $1.04               --                  --                 $.20

Pro forma net income (loss) per share -
   basic and assuming dilution - unaudited               --            $(.34)              $1.43                   --


12.  CONTINGENCIES

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

                              AIRNET SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

13.  THREE MONTHS ENDED DECEMBER 31, 1995 DATA (UNAUDITED)

Effective May 14, 1997, the Company elected to change its year end from
September 30 to December 31.   Therefore, the three months ended December 31,
1996 has been treated as a transition period. The following is a summary of the financial results for the three months ended December 31, 1995:


Net revenues                                                        $18,397,436
Operating income                                                      2,193,706
Net income                                                            1,819,107

Pro forma net income                                                  1,982,117

Pro  forma  net  income per share (basic and assuming dilution)            $.34

Weighted average shares outstanding                                   5,856,561


14.  PRO FORMA INFORMATION (UNAUDITED)

PRO FORMA STATEMENTS OF OPERATIONS ADJUSTMENTS
The pro forma statements of operations information presents the pro forma effects on the historical financial information reflecting certain transactions as if they had occurred as of the beginning of the periods presented. The following adjustments have been reflected in the pro forma statements of operations:


                                                Years Ended September 30,
                                                  1996             1995
                                               ---------------------------
The elimination of interest expense
  related to the debt repaid                   $1,038,710     $ 1,452,066
The elimination of payments under
  the Wright Agreement                            750,527       2,074,004
The elimination of amortization
  expense related to the covenant
  not to compete asset write-off                  169,148         253,722
The elimination of deferred compensation
  expense for certain officers                    135,041         307,695
A reduction of compensation expense
  for executive officers based
  on new employment agreements                    346,699         952,387
The elimination of employee stock purchase
  agreement expense for certain officers        1,989,345       2,327,463
                                               ----------      -----------
Total pro forma adjustments other
  than income taxes                            $4,429,470      $7,367,337
                                               ----------      -----------
                                               ----------      -----------


PRO FORMA NET INCOME (LOSS) PER SHARE
Pro forma net income (loss) per share amounts are based on the weighted average number of shares of common stock outstanding during the periods, including effect of the 2,483,537 and 167,227 shares related to the Donald Wright and Jeffrey Wright Warrants, respectively.

Supplemental pro forma net income (loss) per share would have been ($0.25) and $.85 for the years ended September 30, 1996 and 1995, respectively, based on the weighted average number of shares of common stock outstanding during the periods, plus the number of shares used to repay debt.

15.       SUBSEQUENT EVENTS

Effective February 10, 1998, the Company entered into a letter of intent to acquire Q International Courier, Inc., an international overnight delivery company, for approximately 3,391,000 common shares. The transaction is subject to satisfactory execution of a definitive agreement and certain consents, opinions and approvals, including approval of both companies' shareholders.

              SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             AIRNET SYSTEMS, INC.
                              DECEMBER 31, 1997

---------------------------------------------------------------------------------------------------------------------------
            COL. A                            COL. B                      COL. C                  COL. D         COL. E
---------------------------------------------------------------------------------------------------------------------------
                                                                        Additions
                                                            ----------------------------------
                                            Balance at      Charged to Costs      Charged to                   Balance at
          Description                  Beginning of Period    and Expenses      Other Accounts   Deductions   End of Period
---------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
  Deducted from asset accounts:
    Allowance for doubtful accounts             23,149              83,656          16,064            0 (1)         122,869

Year ended September 30, 1996:
  Deducted from asset accounts:
    Allowance for doubtful accounts              2,000              35,502               -       23,332 (1)          14,170

Year ended September 30, 1995:
  Deducted from asset accounts:
    Allowance for doubtful accounts             40,384              12,100               -       50,484 (1)          2,000

Three months ended December 31, 1996:
  Deducted from asset accounts:
    Allowance for doubtful accounts             14,170               8,979               -            -             23,149

------------------------

(1)  Uncollectible accounts written off, net of recoveries

                             INDEX TO EXHIBITS


Exhibit No.                Description                                 Location
-----------                -----------                                 --------
  2.1         Plan and Agreement of Reorganization,       Incorporated herein by reference to
              dated September 30, 1996, between AirNet    Exhibit 2(a) to the Company's December 31,
              Systems, Inc. (the "Company") and           1996 Form 10-Q. (File No. 0-28428)
              Float Control, Inc.

  2.2         Plan and Agreement of Merger, dated         Incorporated herein by reference to
              September 30, 1996, among AirNet Systems,   Exhibit 2(b) to the Company's December 31,
              Inc., AirNet Merger Corporation and Float   1996 Form 10-Q. (File No. 0-28428)
              Control, Inc.

  2.3         Stock Purchase Agreement dated July 14,     Incorporated herein by reference to
              1997 among (i) AirNet Systems, Inc., (ii)   Exhibit 2 to the Company's June 30, 1997
              Carole E. Aasen, individually, and (iii)    Form 10-Q. (File No. 0-28428)
              Carole E. Aasen, as sole trustee under
              the Carole E. Aasen Revocable Living
              Trust of October 28, 1996, and Thomas M.
              McQuaid and Judith A. McQuaid, as joint
              tenants with right of survivorship.

  2.4         Leasehold Interest Purchase Agreement       Incorporated herein by reference to
              dated October 31, 1997 by and between       Exhibit 2(a) to the Company's September 30,
              Gerald G. Mercer and AirNet Systems, Inc.   1997 Form 10-Q. (File No. 0-28428)

  2.5         Assignment and Assumption of Leases dated   Incorporated herein by reference to
              October 31, 1997 by and between Gerald G.   Exhibit 2(b) to the Company's September 30,
              Mercer and AirNet Systems, Inc.             1997 Form 10-Q. (File N0. 0-28428)

  3.1         Amended Articles of AirNet Systems, Inc.    Incorporated herein by reference to
                                                          Exhibit 2.1 to the Company's registration
                                                          Statement on Form 8-A (File No. 0-28428)
                                                          filed on May 3, 1996 (the "Form 8-A")

  3.2         Certificate of Amendment to the Amended     Incorporated herein by reference to
              Articles of the Company as filed with the   Exhibit 4(b) to the Company's Registration
              Ohio Secretary of State on May 28, 1996     Statement on Form S-8 (Registration No.
                                                          333-08189) filed on July 16, 1996 (the
                                                          "Form S-8")

  3.3         Amended Articles of AirNet Systems, Inc.    Incorporated herein by reference to
              (as amended through May 28, 1996)           Exhibit 4.3 to the Company's Form S-8
              (for SEC reporting compliance purposes
              only -- not filed with Ohio Secretary
              of State)

  3.4         Code of Regulations of the Company          Incorporated herein by reference to
                                                          Exhibit 2.2 to the Company's Form 8-A



Exhibit No.                Description                                 Location
-----------                -----------                                 --------

  4.1         Form of Loan Agreement dated as of May,     Incorporated herein by reference to
              1996 among the Company, the banks listed    Exhibit 10.14 to the Company's Amendment
              therein and NBD Bank, as agent              No. 2 to Form S-1 Registration Statement
                                                          (Registration No. 333-3092) filed on May
                                                          24, 1996 ("Amendment No. 2")

  10.1        AirNet Systems, Inc. 1996 Incentive Stock   Incorporated herein by reference to
              Plan (reflects amends thru March 31,        Exhibit 10 to the Company's March 31, 1997
              1997)                                       Form 10-Q.

  10.2        Indemnification Agreement dated as of May   Incorporated herein by reference to
              15, 1996, among the Company and Messrs.     Exhibit 10.11 to the Company's Amendment
              Miller, Renusch, Roy, King, Rutter,         No. 2
              Sumser and Wright

  10.3        Indemnification Agreement dated as of May   Incorporated herein by reference to
              15, 1996 between Mr. Mercer and the         Exhibit 10.12 to the Company's Amendment
              Company                                     No. 2

  21.1        Subsidiaries of the Company                 Page 52

  23.1        Consent of Ernst & Young LLP                Pages 53 and 54

  24.1        Powers of Attorney                          Pages 55 through 66

  27.1        Financial Data Schedule                     Pages 62 and 65
