Form 10-Q
period 1998-03-31
AIRNET SYSTEMS INC
filed 1998-05-14
CIK 1011696

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ____________

COMMISSION FILE NUMBER  0-28428

                             AIRNET SYSTEMS, INC.
                ---------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Ohio                                    31-1458309
  ----------------------------------------     -------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

              3939 International Gateway, Columbus, Ohio 43219
  ------------------------------------------------------------------------
            (Address Of Principal Executive Offices)  (Zip Code)

                               (614) 237-9777
  ------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                               NOT APPLICABLE
  ------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

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

Common Shares, $.01 Par Value,
   Outstanding as of May 12, 1998 - 12,577,913

                            AIRNET SYSTEMS, INC.

                 FORM 10-Q FOR QUARTER ENDED MARCH 31, 1998



PART I:  FINANCIAL INFORMATION
     Item 1    Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of March 31,
               1998 and December 31, 1997 . . . . . . . . . . . . . . . . .      3

               Condensed Consolidated Statements of Operations for the
               three months ended March 31, 1998 and 1997 . . . . . . . . .      4

               Condensed Consolidated Statements of Cash Flows for the
               three months ended March 31, 1998 and 1997 . . . . . . . . .      5

               Notes to Condensed Consolidated Financial Statements . . . .      6

     Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . . . . . . . . . .      8

     Item 3    Quantitative and Qualitative Disclosures About
               Market Risk. . . . . . . . . . . . . . . . . . . . . . . . .     10

PART II:  OTHER INFORMATION

     Items 1 through 6. . . . . . . . . . . . . . . . . . . . . . . . . . .     11

     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     12


                             AIRNET SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       MARCH 31,     DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                        1998            1997
                                                                     ------------    ------------
                                                                      (Unaudited)
ASSETS
Current Assets:
   Cash and  cash equivalents                                                $726         $2,125
   Accounts receivable:
      Trade, less allowances                                               11,496         10,967
      Shareholders, affiliates, and associates                                161             86
   Spare parts and supplies                                                 6,731          6,053
   Deposits and prepaids                                                    6,236          5,848
                                                                         --------       --------
Total current assets                                                       25,350         25,079

Net property and equipment                                                 69,899         67,578

Other assets:
   Intangibles, net of accumulated amortization                             5,463          5,426
   Investment in partnerships and other                                     6,765          5,903
                                                                         --------       --------
Total assets                                                             $107,477       $103,986
                                                                         --------       --------
                                                                         --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                        $4,288         $4,033
   Salaries and related liabilities                                         1,496          1,606
   Accrued expenses                                                           588          1,311
   Taxes payable                                                            3,424          2,386
   Deferred taxes                                                             229            229
   Current portion of notes payable                                            24             24
                                                                         --------       --------
Total current liabilities                                                  10,049          9,589

Notes payable, less current portion                                         8,700          9,706
Deferred taxes                                                              4,431          4,431

Shareholders' equity:
   Preferred shares, $.01 par value; 10,000,000 shares
    authorized; and no shares issued and outstanding                            -              -
   Common shares, $.01 par value; 40,000,000 shares authorized;
   12,753,400 shares issued at March 31, 1998 and December 31, 1997           127            127
   Additional paid-in-capital                                              79,281         79,779
   Retained earnings                                                        8,641          5,787
   Treasury shares; 181,587 shares held at cost at March 31, 1998
    and 263,570 at December 31, 1997                                       (3,752)        (5,433)
                                                                         --------       --------
Total shareholders' equity                                                 84,297         80,260

                                                                         --------       --------
Total liabilities and shareholders' equity                               $107,477       $103,986
                                                                         --------       --------
                                                                         --------       --------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             AIRNET SYSTEMS, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                    1998            1997
                                                                     ------------    ------------
NET REVENUES
   Air transportation
      Check delivery                                                      $22,370        $18,080
      Small package delivery                                                3,913          3,713
   Fixed base operations                                                      288            442
                                                                         --------       --------
Total net revenues                                                         26,571         22,235

COSTS AND EXPENSES
   Air transportation                                                      19,215         14,704
   Fixed base operations                                                      175            283
   Selling, general and administrative                                      2,271          2,095
                                                                         --------       --------
Total costs and expenses                                                   21,661         17,082
                                                                         --------       --------
Income from operations                                                      4,910          5,153
Interest expense                                                              196              -
                                                                         --------       --------
Income before income taxes                                                  4,714          5,153
Provision for income taxes                                                  1,860          2,060
                                                                         --------       --------
Net income                                                                 $2,854         $3,093
                                                                         --------       --------
                                                                         --------       --------

Net income per common share                                                 $0.23          $0.25

Net income per common share - assuming dilution                             $0.22          $0.24


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             AIRNET SYSTEMS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
(IN THOUSANDS)                                                           1998            1997
                                                                     ------------    ------------
Operating activities
Net income                                                                 $2,854         $3,093
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation                                                            2,350          2,302
    Amortization of intangibles                                               113             67
    Deferred taxes                                                              -          2,060
    Provision for losses on accounts receivable                                45             11
    Loss (gain) on disposition of assets                                       36             13
    Cash provided by (used in) operating assets and liabilities:
       Accounts receivable                                                   (649)        (1,755)
       Spare parts and supplies                                              (678)          (399)
       Prepaid expenses                                                      (388)          (792)
       Accounts payable                                                       255           (346)
       Accrued expenses                                                      (723)          (330)
       Taxes payable                                                        1,038              -
       Salaries and related liabilities                                      (110)           307
       Other, net                                                            (862)           (28)
                                                                         --------       --------
Net cash provided by operating activities                                   3,281          4,203

Investing activities
Purchases of property and equipment                                        (4,781)        (4,448)
Payments for covenants not  to compete                                       (119)          (105)
Adjustment to goodwill for data air courier, inc.                             (31)
Proceeds from sales of property and equipment                                  74            427
                                                                         --------       --------
Net cash used in investing activities                                      (4,857)        (4,126)

Financing activities
Exercise of stock options                                                   1,183             35
Net repayments under the revolving credit facility                         (1,000)             -
Repayment of long-term debt                                                    (6)          (111)
                                                                         --------       --------
Net cash provided by (used in) financing activities                           177            (76)
                                                                         --------       --------

Net increase (decrease) in cash                                            (1,399)             1
Cash and cash equivalents at beginning of period                            2,125          9,631

                                                                         --------       --------
Cash and cash equivalents at end of period                                   $726        $9,632
                                                                         --------       --------
                                                                         --------       --------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             AIRNET SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.   BASIS OF PRESENTATION

AirNet Systems, Inc. and its subsidiaries (the "Company") operates a fully integrated national air transportation network which provides delivery service of time-critical shipments for customers in the U.S. banking industry and other industries requiring late night pickup with early morning delivery of small packages. The Company also offers retail aviation fuel sales and related ground services for customers in Columbus, Ohio.

The accompanying unaudited condensed consolidated financial statements include the accounts of AirNet Systems, Inc. and its subsidiaries. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the year ended December 31, 1997 consolidated financial statements of AirNet Systems, Inc. contained in the Annual Report on Form 10-K (File No. 0-28428) for additional disclosures including a summary of the Company's accounting policies, which have not changed.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of interim periods. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

2.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):


                                                                 Three Months Ended
                                                                      March 31,
                                                                  1998         1997
                                                                --------     --------
Numerator:
   Net income                                                   $2,854         $3,093

Denominator:
    Basic - weighted average shares outstanding                 12,529         12,622

     Diluted
         Stock options - associates, officers and directors        253             15

          Adjusted weighted average shares outstanding          12,782         12,637

Net income per share - basic                                     $0.23          $0.25

Net income per share - assuming dilution                         $0.22          $0.24



3.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". Statement No. 131, which will become effective for the Company's 1998 year end reporting, establishes requirements for reporting information about operating segments in annual and interim statements. This statement may require a change in the Company's financial reporting; however, the extent of this change, if any, has not been determined.

The Company capitalizes costs related to the start-up activities associated with new business initiatives, such as introduction of the premium products line of business. Costs associated with these initiatives, such as personnel costs, outside services and administrative support services are capitalized as start-up costs. During the three months ended March 31, 1998, the Company capitalized $900,000 of such costs, for a total of $3,400,000 of start-up costs recorded on its balance sheet, included in other assets, at March 31, 1998. The start-up phase for the premium products is expected to be completed in the second quarter of 1998.

In April 1998, AcSEC issued Statement of Position No. 98-5, "Reporting on the Costs of Start-up Activities". This SOP will require all companies to write-off, as a cummulative effect of a change in accounting principle, any previously capitalized start-up costs. This SOP is effective for the Company in the first quarter of 1999.

4.   SUBSEQUENT EVENTS

On April 14, 1998, the Company signed a definitive agreement to purchase Q International Courier, Inc. ("Quick"), an international overnight delivery company, for 3,141,356 AirNet Common Shares. In addition, outstanding options to purchase Quick Common Shares will be converted into options to purchase 249,591 AirNet Common Shares. The transaction is subject to certain consents, opinions and approvals, including the approval of both companies' shareholders.

                             AIRNET SYSTEMS, INC

         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT

Certain matters discussed in this Form 10-Q, including, but not limited to, information regarding future economic performance and plans and objectives of the Company's management are forward-looking statements which involve risks and uncertainties. When used in this document, the words "anticipate", "estimate", "expect", "may", "plan", "project" and similar expressions are intended to be among statements that identify forward-looking statements. Such statements involve risks and uncertainties such as the following, in addition to other factors not listed, which could cause actual results to differ materially from any such forward-looking statement: potential changes by the Federal Aviation Administration, which could increase the regulation of the Company's business or the Federal Reserve, which could change the competitive environment of transporting canceled checks; adverse weather conditions; technological advances and increases in the use of electronic funds transfers; the Company's ability to successfully complete and integrate acquisition targets; as well as other economic, competitive and domestic and foreign governmental factors affecting the Company's markets, prices and other facets of its operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may hereafter occur.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Revenues were $26.6 million for the three months ended March 31, 1998, an increase of $4.3 million, or 19.5%, over the same period of 1997. Revenues from check delivery increased $4.3 million, or 23.7%. Of the increase, $1.1 million is attributable to price increases effective January 1, 1998 and $3.1 million can be attributed to the acquisitions of Data Air Courier, Inc. ("Data Air"), a national transporter of canceled checks and small packages through a ground delivery network and the commercial airlines in July 1997, and Pacific Air Charter, Inc. ("PAC"), a regional airline in the business of transporting canceled checks in June 1997. The balance is due to increased business activity and increases in total weight shipped. Small package deliery revenue increased $0.2 million, or 5.4%. This increase is primarily attributable to the Data Air acquisition, offset by the loss of certain wholesale customers. These increases in air transportation revenues were offset by a $0.2 million decrease in revenues generated by the Company's retail fuel sales and maintenance division.

Total costs and expenses were $21.7 million for the three months ended March 31, 1998, an increase of $4.6 million, or 26.8%, over the same period in 1997, resulting in income from operations of $4.9 million for the three months ended March 31, 1998 compared to $5.2 million for the same period of 1997. Air transportation expenses were up $4.5 million, or 30.7%. Selling, general and administrative expenses increased $0.2 million, or 8.4%, for the three month period.

Air transportation costs increased primarily as a result of the acquisition of Data Air and AirNet's emphasis on building its operational infrastructure in anticipation of growth in the small package delivery area. The costs associated with shipping packages on commercial airlines increased $1.5 million over the same quarter of 1997 due to the addition of Data Air check delivery shipments and an increase in SameDay small package shipments, of which a significant portion are moved during daytime hours when AirNet's aircraft do not fly. Ground courier costs increased $1.7 million and courier vehicle costs were up $0.3 million due to the Data Air acquisition and the build up of the infrastructure. Depreciation expense increased $0.5 million, or 24.8%, due to the increased size of the Company's aircraft fleet, which grew from 99 aircraft at March 31, 1997 to 115 owned aircraft at March 31, 1998, and an increased fleet of ground vehicles. Fuel expense increased $0.1 million, or 4.1%, due to increased flying hours, offset by lower fuel prices. Despite the increase in the size of the aircraft fleet and the increased flight hours, maintenance expense was down due to unusually good flying weather experienced in the first quarter.

Interest costs were $0.2 million for the quarter ended March 31, 1998. The Company began borrowing on its line of credit in September 1997, after being essentially debt free since its initial public offering in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES.   Net cash flow from operating
activities was $3.3 million for the three months ended March 31, 1998, compared to $4.2 million for the same period in 1997.

CURRENT CREDIT ARRANGEMENTS. The Company maintains a credit agreement with a bank that provides a $50.0 million, five year, unsecured revolving credit facility. The credit agreement limits the availability of funds to certain specified percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the agreement requires the maintenance of certain minimum net worth and cash flow levels, imposes certain limitations on payments of dividends, restricts the amount of additional debt and requires prior bank approval for certain acquisitions. At March 31, 1998, the Company had borrowed $8.5 million under the credit facility, which was a $1.0 million decrease from the December 31, 1997 balance.

INVESTING ACTIVITIES. Capital expenditures totaled $4.8 million for the three months ended March 31, 1998, compared to $4.4 million for the same period in 1997. Approximately $0.5 million was incurred in connection with the purchase of 2 new aircraft, $3.3 million was incurred for aircraft inspections, major engine overhauls and related flight equipment and the remainder was incurred primarily for delivery vehicles and information systems related equipment. The Company anticipates it will have approximately $20.0 million in total capital expenditures in 1998, excluding any acquisitions of new businesses. The Company anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers.

The Company is currently in discussions with the Port Authority of Columbus (the "Port Authority") to construct a new headquarters facility at the Columbus International Airport. Upon the completion of the new facility, the Company intends to sell its current headquarters to the Port Authority in exchange for credits to be applied to a land lease for the new facility. No definitive agreements have been reached. In addition, the Company leases a facility located on Columbus International Airport grounds. Upon completion of the Company's new headquarters, this lease is expected to be terminated and the Company is expected to purchase the facility from the Port Authority.

On April 14, 1998, the Company signed a definitive agreement to purchase Q International Courier, Inc. ("Quick"), an international overnight delivery company, for 3,141,356 AirNet Common Shares. In addition, outstanding options to purchase Quick Common Shares will be converted into options to purchase 249,591 AirNet Common Shares. The transaction is subject to certain consents, opinions and approvals, including the approval of both companies' shareholders.

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


YEAR 2000 IMPACT ON INFORMATION SYSTEMS AND OPERATIONS

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

The Company has also performed a review of its aircraft to ensure operational compliance with year 2000 date-sensitive components. The Company believes its aircraft and related components are in compliance with such measures. However, the Company is aware that the Federal Aviation Administration ("FAA") has announced that it is currently encountering difficulties in modifying its operating systems for compliance with year 2000 issues. If the FAA is not able to correct its year 2000 problems in the appropriate time frame, it could result in a material adverse affect on the Company's ability to schedule and execute aircraft arrivals and departures

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not Applicable.

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

Item 2.   Changes in Securities and Use of Proceeds.  Not Applicable

Item 3.   Defaults Upon Senior Securities.  Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.  Not Applicable

Item 5.   Other Information.  Not Applicable

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:


                Exhibit No.        Description
                -----------       ----------------------------------------------
                 Exhibit 2        Agreement and Plan of Merger, dated as of
                                  April 14, 1998, among Q International Courier,
                                  Inc., the stockholders of Q International
                                  Courier, Inc., AirNet Systems, Inc. and Q
                                  Acquisition Company

                 Exhibit 27       Financial Data Schedule


          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the three months ended March 31, 1998

                             AIRNET SYSTEMS, INC.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  May 14, 1998                    By:  /S/ Eric P. Roy
                                             -----------------------------
                                             Eric P. Roy,
                                             Executive Vice President
                                             (Duly Authorized Officer)
                                             (Principal Financial Officer)

                             AIRNET SYSTEMS, INC.

                              INDEX TO EXHIBITS


Exhibit No.                       Description
      2        Agreement and Plan of Merger, dated as of April 14, 1998, among Q
               International Courier, Inc., the stockholders of Q International
               Courier, Inc., AirNet Systems, Inc. and Q Acquisition Company.
               Filed herewith.


     27        Financial Data Schedule.  Filed herewith.
