Form 10-Q
period 1998-06-30
AIRNET SYSTEMS INC
filed 1998-08-13
CIK 1011696

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number  0-28428

                                 AIRNET SYSTEMS, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               Ohio                                    31-1458309
----------------------------------------     -------------------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

                   3939 International Gateway, Columbus, Ohio 43219
      -------------------------------------------------------------------------
       (Address of principal executive offices)            (Zip Code)

                                    (614) 237-9777
       ------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    NOT APPLICABLE
        ----------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

Common Shares, $.01 Par Value,
     Outstanding as of  August 3, 1998  - 12,605,220

                                AIRNET SYSTEMS, INC.

                      FORM 10-Q FOR QUARTER ENDED JUNE 30, 1998


PART I:  FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997. .   3

          Condensed Consolidated Statements of Operations for the three and six months
          ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

          Condensed Consolidated Statements of Cash Flows for the six months
          ended June 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

          Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . .   6

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

Item 3    Quantitative and Qualitative Disclosures About Market Risk  . .  . . . . . . . . .  11

PART II:  OTHER INFORMATION

Items 1 through 6. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

                                             2

                           PART I - FINANCIAL INFORMATION
                            ITEM 1 - FINANCIAL STATEMENTS

                                AIRNET SYSTEMS, INC.

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 30,    December 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                         1998          1997
                                                                       -----------  ------------
                                                                       (Unaudited)
ASSETS
Current assets:
     Cash and  cash equivalents                                            $713         $2,125
     Accounts receivable:
        Trade, less allowances                                           11,742         10,967
        Shareholders, affiliates, and associates                            149             86
     Spare parts and supplies                                             6,295          6,053
     Deposits and prepaids                                                5,874          5,848
                                                                       --------       --------
Total current assets                                                     24,773         25,079

Net property and equipment                                               74,193         67,578

Other assets:
     Intangibles, net of accumulated amortization                         5,347          5,426
     Investment in partnerships and other                                 7,824          5,903
                                                                       --------       --------
Total assets                                                           $112,137       $103,986
                                                                       --------       --------
                                                                       --------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $3,798         $4,033
     Salaries and related liabilities                                     1,565          1,606
     Accrued expenses                                                       725          1,311
     Taxes payable                                                          750          2,386
     Deferred taxes                                                         229            229
     Current portion of notes payable                                        24             24
                                                                       --------       --------
Total current liabilities                                                 7,091          9,589

Notes payable, less current portion                                      14,194          9,706
Deferred taxes                                                            4,291          4,431

Shareholders' equity:
     Preferred shares, $.01 par value; 10,000,000 shares
       authorized; and no shares issued and outstanding                       -              -
     Common shares, $.01 par value; 40,000,000 shares authorized;
     12,753,400 shares issued at June 30, 1998 and December 31, 1997        127            127
     Additional paid-in-capital                                          79,152         79,779
     Retained earnings                                                   10,393          5,787
     Treasury shares, held at cost; 150,730 shares at June 30, 1998
     and 263,570 shares at December 31, 1997                             (3,111)        (5,433)
                                                                       --------       --------
Total shareholders' equity                                               86,561         80,260
                                                                       --------       --------

Total liabilities and shareholders' equity                             $112,137       $103,986
                                                                       --------       --------
                                                                       --------       --------

               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AIRNET SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                                                          Three Months Ended                  Six Months Ended
                                                                               June 30,                           June 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                    1998           1997                 1998           1997
                                                                       --------       --------             --------       ---------
NET REVENUES
     Air transportation
          Check delivery                                                $23,416        $18,829              $45,786        $36,909
          Small package delivery                                          4,396          3,913                8,310          7,626
     Fixed base operations                                                  296            320                  584            762
                                                                        -------        -------              -------        -------
Total net revenues                                                       28,108         23,062               54,680         45,297

COSTS AND EXPENSES
     Air transportation                                                  19,712         14,976               38,927         29,680
     Fixed base operations                                                  198            293                  373            576
     Selling, general and administrative                                  2,670          1,985                4,942          4,080
                                                                        -------        -------              -------        -------
Total costs and expenses                                                 22,580         17,254               44,242         34,336
                                                                        -------        -------              -------        -------
Income from operations                                                    5,528          5,808               10,438         10,961
Acquisition termination charge                                            2,350              -                2,350              -
Interest expense                                                            258              -                  455              1
                                                                        -------        -------              -------        -------
Income before income taxes                                                2,920          5,808                7,633         10,960
Provision for income taxes                                                1,167          2,304                3,027          4,364
                                                                        -------        -------              -------        -------
Net income                                                               $1,753         $3,504               $4,606         $6,596
                                                                        -------        -------              -------        -------
                                                                        -------        -------              -------        -------

     Net income per common share                                          $0.14          $0.28                $0.37          $0.52

     Net income per common share - assuming dilution                      $0.14          $0.28                $0.36          $0.52

               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 AIRNET SYSTEMS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                                                           Six Months Ended
                                                                                 June 30,
(IN THOUSANDS)                                                           1998          1997
                                                                        -------       -------
Operating activities
Net income                                                               $4,606         $6,596
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation                                                         4,839          4,119
     Amortization of intangibles                                            251            144
     Deferred taxes                                                        (140)         4,364
     Provision for losses on accounts receivable                             65             20
     Loss (gain) on disposition of assets                                    48             56
     Cash provided by (used in) operating assets and liabilities:
          Accounts receivable                                              (902)        (2,570)
          Spare parts and supplies                                         (242)          (814)
          Prepaid expenses                                                  (26)        (1,430)
          Accounts payable                                                 (235)          (294)
          Accrued expenses                                                 (587)          (913)
          Taxes payable                                                  (1,636)             -
          Salaries and related liabilities                                  (42)           260
          Other, net                                                     (1,726)          (215)
                                                                        -------        -------
Net cash provided by operating activities                                 4,273          9,323

Investing activities
Purchases of property and equipment                                     (11,788)       (10,718)
Payments for covenants not  to compete                                     (139)          (145)
Acquisition of Pacific Air Charter, Inc., net of cash acquired              (34)          (164)
Proceeds from sales of property and equipment                               288            419
                                                                        -------        -------
Net cash used in investing activities                                   (11,673)       (10,608)

Financing activities
Exercise of stock options                                                 1,500            345
Net borrowings under the revolving credit facility                        4,500              -
Repayment of long-term debt                                                 (12)          (920)
                                                                        -------        -------
Net cash provided by (used in) financing activities                       5,988           (575)
                                                                        -------        -------

Net decrease in cash                                                     (1,412)        (1,860)
Cash and cash equivalents at beginning of period                          2,125          9,631
                                                                        -------        -------
Cash and cash equivalents at end of period                                 $713         $7,771
                                                                        -------        -------
                                                                        -------        -------

               SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                          5

                                AIRNET SYSTEMS, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


1.   BASIS OF PRESENTATION

AirNet Systems, Inc. and its subsidiaries (the "Company") operate a fully integrated national air transportation network which provides delivery service of time-critical shipments for customers in the U.S. banking industry and other industries requiring late night pickup with early morning delivery of small packages. The Company also offers retail aviation fuel sales and related ground services for customers in Columbus, Ohio.

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of interim periods. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.


2. ACQUISITION TERMINATION CHARGE

On June 17, 1998, the Company announced that it had terminated an agreement to acquire Q International Courier, Inc. ("Quick"). The Company had incurred $2,350,000 of costs in conjunction with the planned acquisition, all of which were expensed upon the termination of the agreement.

3.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

                                                             Three Months Ended            Six Months Ended
                                                                   June 30,                     June 30,
                                                          ------------------------     -----------------------
                                                             1998          1997           1998           1997
                                                          --------       --------       -------       --------
Numerator:
  Net income                                               $1,753          3,504         $4,606         $6,596

Denominator:
  Basic - weighted average shares outstanding              12,585         12,634         12,557         12,628

  Diluted
    Stock options - associates, officers, directors           216             74            200             42
    Adjusted weighted average shares outstanding           12,801         12,708         12,757         12,670

Net income per share - basic                               $  .14         $  .28         $  .37         $  .52

Net income per share - assuming dilution                   $  .14         $  .28         $  .36         $  .52

4.   RECENT ACCOUNTING PRONOUNCEMENTS

The Company capitalizes costs related to the start-up activities associated with new business initiatives, such as introduction of the premium products line of business. Costs associated with these initiatives, such as personnel costs, outside services and administrative support services are capitalized as start-up costs. During the three and six months ended June 30, 1998, the Company capitalized approximately $1,041,000 and $1,938,000, respectively, of such costs, for a total of $4,686,000 of start-up costs recorded on its balance sheet, included in other assets, at June 30, 1998. The start-up phase for the premium products has been completed. No further costs are expected to be capitalized related to the products.

In April 1998, AcSEC issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities". This SOP will require all companies to write-off, as a cumulative effect of a change in accounting principle, any previously capitalized start-up costs. This SOP will be effective for the Company in the first quarter of 1999.

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


5.  SUBSEQUENT EVENTS

On August 11, 1998, the Company completed the purchase of Mercury Business Services, Inc., an express delivery management service located in Boston, for approximately $2,000,000 and 118,000 AirNet Common Shares.

                                AIRNET SYSTEMS, INC

             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT

Certain matters discussed in this Form 10-Q, including, but not limited to, information regarding future economic performance and plans and objectives of the Company's management, are forward-looking statements which involve risks and uncertainties. When used in this document, the words "anticipate", "estimate", "expect", "may", "plan", "project" and similar expressions are intended to be among statements that identify forward-looking statements. Such statements involve risks and uncertainties such as the following, in addition to other factors not listed, which could cause actual results to differ materially from any such forward-looking statement: potential changes by the Federal Aviation Administration ("FAA"), which could increase the regulation of the Company's business or the Federal Reserve, which could change the competitive environment of transporting canceled checks; adverse weather conditions; technological advances and increases in the use of electronic funds transfers; the potential effects of Year 2000 issues as they relate to information and operational systems, including the FAA's air traffic control system; the Company's ability to successfully complete and integrate acquisition targets; as well as other economic, competitive and domestic and foreign governmental factors affecting the Company's markets, prices and other facets of its operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may hereafter occur.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenues were $28.1 million for the three months ended June 30, 1998, an increase of $5.0 million, or 21.9%, over the same period of 1997. Revenues from check delivery increased $4.6 million, or 24.4%. Of the increase, $1.0 million is attributable to price increases effective January 1, 1998 and $3.0 million can be attributed to the acquisitions of Data Air Courier, Inc. ("Data Air"), a national transporter of canceled checks and small packages through a ground delivery network and the commercial airlines in July 1997, and Pacific Air Charter, Inc. ("PAC"), a regional airline in the business of transporting canceled checks in June 1997. The balance is due to increased business activity. Small package delivery revenue increased $0.5 million, or 12.3%. Of the increase, $0.3 million is attributable to the Data Air acquisition and $1.3 million is attributable to new premium product business, offset by a $1.1 million loss of standard service and wholesale business.

Total costs and expenses, prior to the acquisition termination charge, were $22.6 million for the three months ended June 30, 1998, an increase of $5.3 million, or 30.9%, over the same period in 1997, resulting in income from operations of $5.5 million for the three months ended June 30, 1998 compared to $5.8 million for the same period of 1997. Air transportation expenses were up $4.7 million, or 31.6%. Selling, general and administrative expenses increased $0.7 million, or 34.5%, for the three month period. In addition, the Company incurred a $2.4 million charge in connection with the write off of costs associated with the efforts to acquire Q International Courier, Inc. ("Quick"). The agreement to acquire Quick was terminated in June 1998.

Air transportation costs increased primarily as a result of the acquisition of Data Air and AirNet's emphasis on building its operational infrastructure in anticipation of growth in the small package delivery area. The costs associated with shipping packages on commercial airlines increased $0.9 million over the same quarter of 1997 due to the addition of Data Air check delivery shipments and an increase in SameDay small package shipments, of which a significant portion are moved during daytime hours when AirNet's aircraft do not fly. Ground courier costs increased $1.8 million and courier vehicle costs were up $0.2 million due to the Data Air acquisition and the build up of the infrastructure. Fuel expense increased $0.2 million, or 6.2%, due to increased flying hours, offset by lower fuel prices compared to
a year ago.   The increased flight hours also contributed to a $0.4 million increase in maintenance expense.

Sales, general and administrative expense increased primarily due to more staffing required to handle the administrative functions and general costs assumed with the Data Air and PAC acquisitions.

Interest costs were $0.3 million for the quarter ended June 30, 1998. The Company began borrowing on its line of credit in September 1997, after being essentially debt free since its initial public offering in May 1996.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenues were $54.7 million for the six months ended June 30, 1998, an increase of $9.4 million, or 20.7%, over the same period of 1997. Revenues from check delivery increased $8.9 million, or 24.1%. Of the increase, $2.0 million is attributable to price increases effective January 1, 1998 and $6.1 million can be attributed to the acquisitions of Data Air and PAC. The balance is due to increased business activity and increases in total weight shipped. Small package delivery revenue increased $0.7 million, or 9.0%. Of the increase, $0.6 million is attributable to the Data Air acquisition and $2.3 million is attributable to new premium product business, offset by a $1.7 million loss of standard service and wholesale business. These increases in air transportation revenues were offset by a $0.2 million decrease in revenues generated by the Company's retail fuel sales and maintenance division.

Total costs and expenses, prior to the acquisition termination charge, were $44.2 million for the six months ended June 30, 1998, an increase of $9.9 million, or 28.9%, over the same period in 1997, resulting in income from operations of $10.4 million for the six months ended June 30, 1998 compared to $11.0 million for the same period of 1997. Air transportation expenses were up $9.2 million, or 31.2%. Selling, general and administrative expenses increased $0.9 million, or 21.1%, for the six month period. In addition, the Company incurred a $2.4 million charge in connection with the write off of costs associated with the efforts to acquire Quick. The agreement to acquire Quick was terminated in June 1998.

Air transportation costs increased primarily as a result of the acquisition of Data Air and AirNet's emphasis on building its operational infrastructure in anticipation of growth in the small package delivery area. The costs associated with shipping packages on commercial airlines increased $2.4 million over the same period of 1997 due to the addition of Data Air check delivery shipments and an increase in SameDay small package shipments. Ground courier costs increased $3.6 million and courier vehicle costs were up $0.5 million due to the Data Air acquisition and the build up of the infrastructure. Depreciation expense increased $0.7 million, or 17.1%, due to the increased size of the Company's aircraft fleet, which grew from 110 aircraft at June 30, 1997 to 117 aircraft at June 30, 1998, an increased fleet of ground vehicles and improved management information and telecommunications systems. Fuel expense increased $0.3 million,
or 5.2%, due to increased flying hours, offset by lower fuel prices.   Despite
the increase in the size of the aircraft fleet and the increased flight hours, maintenance expense increased only 5.5% due to unusually good flying weather in the first quarter.

Sales, general and administrative expense increased primarily due to more staffing required to handle the administrative functions and general costs assumed with the Data Air and PAC acquisitions. In addition, interest income is down $0.2 million compared to the six months ended June 30, 1997.

Interest costs were $0.5 million for the six months ended June 30, 1998. The Company began borrowing on its line of credit in September 1997, after being essentially debt free since its initial public offering in May 1996.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES.   Net cash flow from operating activities
was $4.3 million for the six months ended June 30, 1998, compared to $9.3 million for the same period in 1997. The decrease is due to $1.9 million of costs associated with start-up activities and $2.4 million of acquisition costs incurred in 1998 and the reduction of the deferred tax asset in 1997.

CURRENT CREDIT ARRANGEMENTS. The Company maintains a credit agreement with a bank that provides a $50.0 million, five year, unsecured revolving credit facility. The credit agreement limits the availability of funds to certain specified percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the agreement requires the maintenance of certain minimum net worth and cash flow levels, imposes certain limitations on payments of dividends, restricts the amount of additional debt and requires prior bank approval for certain acquisitions. At June 30, 1998, the Company had borrowed $14.0 million under the credit facility, which was a $4.5 million increase from the December 31, 1997 balance.

INVESTING ACTIVITIES. Capital expenditures totaled $11.8 million for the six months ended June 30, 1998, compared to $10.7 million for the same period in 1997. Approximately $3.4 million was incurred in connection with the purchase of 5 new aircraft, $6.3 million was incurred for aircraft inspections, major engine overhauls and related flight equipment and the remainder was incurred primarily for delivery vehicles and information systems related equipment. The Company anticipates it will have approximately $20.0 million in total capital expenditures in 1998, excluding any acquisitions of new businesses. The Company anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers.

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

On June 17, 1998, the Company announced that it had terminated an agreement to acquire Quick. The Company had incurred $2.4 million of acquisition related costs in conjunction with the original merger plan, all of which were expensed upon the termination of the agreement.

On August 11, 1998, the Company signed a definitive agreement to purchase Mercury Business Services, Inc., an express delivery management service located in Boston, for approximately $2,000,000 and 118,000 AirNet Common Shares.

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

The Company has also performed a review of its aircraft to ensure operational compliance with year 2000 date-sensitive components. The Company believes its aircraft and related components are in compliance with such measures. However, the Company is aware that the FAA has announced that it is currently encountering difficulties in modifying its operating systems for compliance with year 2000 issues. If the FAA is not able to correct its year 2000 problems in the appropriate time frame, it could result in a material adverse affect on the Company's ability to schedule and execute aircraft arrivals and departures.,

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not Applicable.

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

Item 2.   Changes in Securities and Use of Proceeds.  Not Applicable

Item 3.   Defaults Upon Senior Securities.  Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.  Not Applicable

Item 5.   Other Information.  Not Applicable

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

                Exhibit No.             Description
               ------------         ---------------------
               Exhibit 27          Financial Data Schedule


          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the three months ended June 30, 1998.

                                AIRNET SYSTEMS, INC.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 13, 1998                 By:  /s/ Eric P. Roy
                                             ------------------------------
                                             Eric P. Roy,
                                             Executive Vice President
                                             (Duly Authorized Officer)
                                             (Principal Financial Officer)

                                AIRNET SYSTEMS, INC.

                                 INDEX TO EXHIBITS


Exhibit No.                    Description
----------     -----------------------------------------
    27         Financial Data Schedule.  Filed herewith.