Form 10-Q
period 1998-09-30
AIRNET SYSTEMS INC
filed 1998-11-13
CIK 1011696

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     FORM 10-Q

                                     (Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

                                         OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from           to
                              ----------    -----------

Commission file number  0-28428

                                 AIRNET SYSTEMS, INC.
                    ---------------------------------------------
                (Exact name of registrant as specified in its charter)

                 Ohio                                31-1458309
      -----------------------------------   ---------------------------------
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)


                  3939 International Gateway, Columbus, Ohio 43219
           ---------------------------------------------------------------
               (Address of principal executive offices)  (Zip Code)


                                  (614) 237-9777
           ---------------------------------------------------------------
                 (Registrant's telephone number, including area code)


                                    NOT APPLICABLE
           ---------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---     ---

Common Shares, $.01 Par Value,
     Outstanding as of  November 5, 1998  - 11,370,987

                                AIRNET SYSTEMS, INC.

                   FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 1998



PART I:  FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of September 30, 1998
          and December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .3

          Condensed Consolidated Statements of Operations for the
          three and nine months ended September 30, 1998 and 1997. . . . . . . . . 4

          Condensed Consolidated Statements of Cash Flows for
          the nine months ended September 30, 1998 and 1997 . . . . . . . . . . . .5

          Notes to Condensed Consolidated Financial Statements . . . . . . . . . . 6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . . . . . . 9

Item 3    Quantitative and Qualitative Disclosures About Market Risk . . . . . . .13

PART II: OTHER INFORMATION

     Items 1 through 6. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .17

                           PART I - FINANCIAL INFORMATION

                           ITEM I - FINANCIAL STATEMENTS


                                AIRNET SYSTEMS, INC.


                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30,  DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                       1998           1997
                                                    -------------- -------------
                                                     (Unaudited)
ASSETS
Current assets:
     Cash and  cash equivalents                           $  -          $2,125
     Accounts receivable:
        Trade, less allowances                          13,129          10,967
        Shareholders, affiliates, and associates            56              86
     Spare parts and supplies                            9,596           6,053
     Deposits and other prepaids                         8,351           5,848
                                                    -------------- -------------
Total current assets                                    31,132          25,079

Net property and equipment                              75,320          67,578

Other assets:
     Intangibles, net of accumulated amortization        9,019           5,426
     Investment in partnerships and other                7,686           5,903
                                                    -------------- -------------
Total assets                                          $123,157        $103,986
                                                    -------------- -------------
                                                    -------------- -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                   $7,456          $4,033
     Salaries and related liabilities                    1,188           1,606
     Accrued expenses                                    1,483           1,311
     Taxes payable                                           -           2,386
     Deferred taxes                                      2,070             229
     Current portion of notes payable                       24              24
                                                    -------------- -------------
Total current liabilities                               12,221           9,589

Notes payable, less current portion                     24,488           9,706
Deferred taxes                                           6,275           4,431
Shareholders' equity:
  Preferred shares, $.01 par value; 10,000,000 shares
    authorized; and no shares issued and outstanding         -               -
  Common shares, $.01 par value; 40,000,000
    shares authorized; 12,753,400 shares issued
    at September  30, 1998 and December 31, 1997           127             127
  Additional paid-in-capital                            78,496          79,779
  Retained earnings                                     12,913           5,787
  Treasury shares, held at cost; 704,413 shares
    at September 30, 1998 and 263,570 shares at
    December 31, 1997                                  (11,363)         (5,433)
                                                    -------------- -------------
Total shareholders' equity                              80,173          80,260
                                                    -------------- -------------
Total liabilities and shareholders' equity            $123,157        $103,986
                                                    -------------- -------------
                                                    -------------- -------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                        AIRNET SYSTEMS, INC.

                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           (Unaudited)

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                   SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                 1998            1997           1998            1997
                                                    ---------       ---------     ----------       ---------
NET REVENUES
  Air transportation
     Check delivery                                  $24,311          $21,670        $70,097         $58,579
     Small package delivery                            5,006            4,251         13,316          11,877
  Fixed base operations                                  327              326            911           1,088
                                                    ---------       ---------     ----------       ---------
Total net revenues                                    29,644           26,247         84,324          71,544

COSTS AND EXPENSES

     Air transportation                               21,478           18,416         60,406          48,096
     Fixed base operations                               243              284            616             860
     Selling, general and administrative               3,399            1,525          8,340           5,605
                                                    ---------       ---------     ----------       ---------
Total costs and expenses                              25,120           20,225         69,362          54,561
                                                    ---------       ---------     ----------       ---------
Income from operations                                 4,524            6,022         14,962          16,983
Acquisition termination charge                             -                -          2,350               -
Interest expense                                         327               25            782              25
                                                    ---------       ---------     ----------       ---------
Income before income taxes                             4,197            5,997         11,830          16,958
Provision for income taxes                             1,678            2,399          4,704           6,763
                                                    ---------       ---------     ----------       ---------
Net income                                            $2,519           $3,598         $7,126        $10,195
                                                    ---------       ---------     ----------       ---------
                                                    ---------       ---------     ----------       ---------

Net income per common share                            $0.20            $0.29          $0.57          $0.81


Net income per common share - assuming dilution        $0.20            $0.28          $0.56          $0.80

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               AIRNET SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
(IN THOUSANDS)                                                           1998         1997
                                                                    ----------     ----------
Operating activities
Net income                                                             $7,126        $10,195
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation                                                          7,490          6,598
  Amortization of intangibles                                             610            246
  Deferred taxes                                                        3,685          4,158
  Provision for losses on accounts receivable                             105             42
  Loss (gain) on disposition of assets                                     39            (88)
  Cash provided by (used in) operating assets and liabilities:
     Accounts receivable                                               (1,475)        (3,519)
     Spare parts and supplies                                          (3,543)        (1,155)
     Prepaid expenses                                                    (963)        (3,256)
     Accounts payable                                                   2,967          1,228
     Accrued expenses                                                    (239)         1,172
     Taxes payable                                                     (3,922)             -
     Salaries and related liabilities                                    (420)          (787)
     Other, net                                                        (1,998)          (288)
                                                                    ----------     ----------
Net cash provided by operating activities                               9,462         14,546

Investing activities
Purchases of property and equipment                                   (15,100)       (15,452)
Payments for covenants not  to compete                                   (488)          (105)
Acquisition of Mercury Business Services, Inc., net of cash acquired   (1,761)             -
Acquisition of Pacific Air Charter, Inc., net of cash acquired              -           (210)
Acquisition of Data Air Courier, Inc., net of cash acquired               (34)        (4,049)
Proceeds from sales of property and equipment                              49            933
                                                                    ----------     ----------
Net cash used in investing activities                                 (17,334)       (18,883)

Financing activities
Exercise of stock options                                               1,837          1,757
Net borrowings under the revolving credit facility                     14,800          5,000
Repayment of long-term debt                                               (17)        (1,560)
Purchase of treasury shares                                           (10,873)        (5,762)
                                                                    ----------     ----------
Net cash provided by (used in) financing activities                     5,747           (565)
                                                                    ----------     ----------
Net decrease in cash                                                   (2,125)        (4,902)
Cash and cash equivalents at beginning of period                        2,125          9,631

                                                                    ----------     ----------
Cash and cash equivalents at end of period                                 $0         $4,729
                                                                    ----------     ----------
                                                                    ----------     ----------

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of interim periods. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

3.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):


                                                     Three Months Ended   Nine Months Ended
                                                         September 30,       September 30,
                                                     -------------------  -----------------
                                                       1998      1997      1998      1997
                                                     --------  ---------  -------- --------
Numerator:
  Net income                                          $2,519      3,598    $7,126   $10,195

Denominator:
  Basic - weighted average shares outstanding         12,384     12,579    12,499    12,612

  Diluted
    Stock options - associates, officers, directors       55        217       151       123
    Adjusted weighted average shares outstanding      12,439     12,796    12,650    12,735

Net income per share - basic                          $  .20     $  .29    $  .57    $  .81

Net income per share - assuming dilution              $  .20     $  .28    $  .56    $  .80


4.   RECENT ACCOUNTING PRONOUNCEMENTS

The Company has historically capitalized costs related to start-up activities associated with new business initiatives, such as the introduction of the premium products line of business. Costs associated with these initiatives, such as personnel costs, outside services and administrative support services were capitalized as start-up costs. The Company completed its start-up phase activities related to the premium products line of business and ceased capitalizing related start-up costs as of June 30, 1998. The Company began the amortization of those costs effective July 1, 1998. Capitalized start-up costs, which totaled $4,686,000 at June 30, 1998 are being amortized over five years under the straight line method. At September 30, 1998, the unamortized balance, reflected in the other assets section of the balance sheet, totaled $4,458,000.

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

5.   ACQUISITION OF MERCURY BUSINESS SERVICES, INC.

On August 11, 1998, the Company acquired all of the outstanding common stock of Mercury Business Services, Inc. ("Mercury"), an express delivery management service located in Boston. The Company accounted for the acquisition under the purchase method of accounting. The purchase price of the acquisition included $2,000,000 of cash and 117,647 AirNet Common Shares and resulted in goodwill of $3,451,000, which will be amortized over 25 years, and covenants not compete totaling $300,000. The covenants not to compete will be amortized over the three year term of the agreements. The acquired assets and assumed liabilities have been recorded at their estimated fair values as of August 11, 1998. The Company's condensed consolidated financial statements for the three and nine months ended September 30, 1998 include the results of the operations of Mercury since the purchase date.

6.   TREASURY STOCK

In August 1998, the Company implemented a stock repurchase program, with authorization to purchase up to $12,000,000 of its Common Shares. During the quarter ended September 30, 1998, the Company purchased 680,700 Common Shares, at a total cost of $10,839,000.

In October 1998, subsequent to the close of the quarter, the Company's authorization to purchase its Common Shares was increased to $20,000,000 by the Company's Board of Directors. The Company bought an additional 678,000 Common Shares for an additional $9,161,000, completing its buyback program.

                                AIRNET SYSTEMS, INC.

             ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT

Certain matters discussed in this Form 10-Q, including, but not limited to, information regarding future economic performance and plans and objectives of the Company's management, are forward-looking statements which involve risks and uncertainties. When used in this document, the words "anticipate", "estimate", "expect", "may", "plan", "project" and similar expressions are intended to be among statements that identify forward-looking statements. Such statements involve risks and uncertainties such as the following, in addition to other factors not listed, which could cause actual results to differ materially from any such forward-looking statement: potential changes by the Federal Aviation Administration ("FAA"), which could increase the regulation of the Company's business or the Federal Reserve, which could change the competitive environment of transporting canceled checks; adverse weather conditions; technological advances and increases in the use of electronic funds transfers; the effective detection and remediation of Y2K issues by the company and its key third party vendors, including the FAA's air traffic control system; the Company's ability to successfully complete and integrate acquisition targets; as well as other economic, competitive and domestic and foreign governmental factors affecting the Company's markets, prices and other facets of its operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may hereafter occur.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues were $29.6 million for the three months ended September 30, 1998, an increase of $3.4 million, or 12.9%, over the same period of 1997. Revenues from check delivery increased $2.6 million, or 12.2%. Of the increase, $1.2 million is attributable to price increases effective January 1, 1998, $0.4 million is attributable to one additional flying day in the 1998 quarter and $1.0 million can be attributed to the acquisition of Data Air Courier, Inc. ("Data Air"), a national transporter of canceled checks and small packages through a ground delivery network and the commercial airlines, in July 1997. Small package delivery revenue increased $0.8 million, or 17.8%. The acquisition of Mercury Business Services, Inc., ("Mercury"), a Boston-based express delivery management service, accounted for a $1.0 million increase in the small package revenues. Revenues from LateNight and SameDay premium services increased $1.0 million. These increases were offset by decreases in Standard and Wholesale services of $1.1 million.

Total costs and expenses, were $25.1 million for the three months ended September 30, 1998, an increase of $4.9 million, or 24.2%, over the same period in 1997, resulting in income from operations of $4.5 million for the three months ended September 30, 1998 compared to $6.0 million for the same period of 1997. Air transportation expenses were up $3.1 million, or 16.7%. Selling, general and administrative expenses increased $1.9 million, or 122.9%, for the three month period.

The increase in air transportation costs was partly a result of the acquisitions of Data Air, which was acquired mid third quarter of 1997, and Mercury. In addition, the Company has experienced a shortage of pilots, requiring the use of back-up charter operators at an increased costs of $0.6 million. Health insurance costs were up $0.4 million due to a historically high level of insurance claims. The costs associated with shipping packages on commercial airlines increased $0.5 million over the same quarter of 1997 due to the addition of Mercury. Mercury transports a significant portion of its packages through third party integrators and other freight forwarders. Ground courier costs increased $0.6 million due to the Data Air acquisition, of which only two months of the 1997 quarter are reflected in the balances due to the timing of the acquisition, and a general increase in the size of the ground infrastructure required to handle the increased weekend bank business and small package business. Fuel expense remained flat over the 1997 quarter. A decrease in fuel prices offset an increase in aircraft hours flown. Aircraft maintenance costs increased $0.4 million due an increase in the number of aircraft flown, from 111 at September 30, 1997 to 118 at September 30, 1998, and the overall increase in flight hours.

Selling, general and administrative expense increased partly due to the fact the Company capitalized $0.3 million of certain sales and marketing costs associated with the start up of the premium services in the third quarter of 1997. In the third quarter of 1998, the Company began amortizing those costs under the straight line method over five years, resulting in a $0.2 million expense for the quarter.

Interest costs were $0.3 million for the quarter ended September 30, 1998. The Company began borrowing on its line of credit in September 1997, after being essentially debt free since its initial public offering in May 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues were $84.3 million for the nine months ended September 30, 1998, an increase of $12.8 million, or 17.9%, over the same period of 1997. Revenues from check delivery increased $11.5 million, or 19.7%. Of the increase, $3.2 million is attributable to price increases effective January 1, 1998, $0.4 million is due to one extra flying day in the 1998 period and $6.9 million can be attributed to the acquisitions of Data Air and Pacific Air Charter, Inc. ("PAC"). The balance is due to increased business activity and increases in total weight shipped. Small package delivery revenue increased $1.4 million, or 12.1%. The acquisition of Mercury accounted for a $1.0 million increase in the small package revenues. Revenues from LateNight and SameDay premium services increased $3.1 million. These increases were offset by decreases in Standard and Wholesale services of $2.8 million.

Total costs and expenses, prior to the acquisition termination charge and interest expense, were $69.4 million for the nine months ended September 30, 1998, an increase of $14.8 million, or 27.1%, over the same period in 1997, resulting in income from operations of $15.0 million for the nine months ended September 30, 1998 compared to $17.0 million for the same period of 1997. Air transportation expenses were up $12.3 million, or 25.6%. Selling, general and administrative expenses increased $2.7 million, or 48.8%, for the nine month period. In addition, the Company incurred a $2.4 million charge in connection with the write off of costs associated with the efforts to acquire Quick in the second quarter of 1998. The agreement to acquire Quick was terminated in June 1998.

Air transportation costs increased primarily as a result of the acquisitions of Data Air, PAC and Mercury and AirNet's emphasis on building its operational infrastructure in anticipation of growth in the small package delivery area. The costs associated with shipping packages on commercial airlines and other integrators and freight forwarders increased $3.0 million over the same period of 1997 primarily due to the additions of Data Air and Mercury. Ground courier costs increased $4.8 million and courier vehicle costs were up $0.4 million due to the Data Air acquisition and the build up of the infrastructure. Depreciation expense increased $0.9 million due to the increased size of the Company's aircraft fleet, which grew from 98 aircraft at January 1, 1997 to 118 aircraft at September 30, 1998, an increased fleet of ground vehicles and improved management information and telecommunications systems. Fuel expense increased $0.3 million, or 3.4%, due to increased flying hours, offset by lower fuel prices. Maintenance expense increased $0.6 million due to the increase in hours flown in the first nine months of 1998 compared to the same period of 1997.

Selling, general and administrative expense increased partly due to the implementation of a sales commission plan for small package delivery services and due to the addition of staff required to handle the administrative functions and general costs associated with the Data Air and PAC acquisitions.

Interest costs were $0.8 million for the nine months ended September 30, 1998. The Company began borrowing on its line of credit in September 1997, after being essentially debt free since its initial public offering in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES.   Net cash flow from operating
activities was $9.5 million for the nine months ended September 30, 1998, compared to $14.5 million for the same period in 1997. The decrease is due to $2.0 million of costs associated with start-up activities, the $2.7 million purchase of an aircraft held for resale, $2.4 million of acquisition costs incurred in 1998 and the reduction of the deferred tax asset in 1997.

CURRENT CREDIT ARRANGEMENTS. The Company maintains a credit agreement with a bank that provides a $50.0 million, five year, unsecured revolving credit facility. The credit agreement limits the availability of funds to certain specified percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the agreement requires the maintenance of certain minimum net worth and cash flow levels, imposes certain limitations on payments of dividends, restricts the amount of additional debt and requires prior bank approval for certain acquisitions. At September 30, 1998, the Company had borrowed $24.3 million under the credit facility, which was a $14.8 million increase from the December 31, 1997 balance.

INVESTING ACTIVITIES. Capital expenditures totaled $15.1 million for the nine months ended september 30, 1998, compared to $15.5 million for the same period in 1997. Approximately $3.7 million was incurred in connection with the purchase of 6 new aircraft, $9.3 million was incurred for aircraft inspections, major engine overhauls and related flight equipment and the remainder was incurred primarily for delivery vehicles and information systems related equipment. The company anticipates it will have approximately $20.0 million in total capital expenditures in 1998, excluding any acquisitions of new businesses. The company anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers.

On June 17, 1998, the company announced that it had terminated an agreement to acquire quick. The company had incurred $2.4 million of acquisition related costs in conjunction with the original merger plan, all of which were expensed upon the termination of the agreement.

On August 11, 1998, the company acquired all of the outstanding common stock of Mercury Business Services, Inc. ("Mercury"), an express delivery management service located in Boston. The Company accounted for the acquisition under the purchase method of accounting. The purchase price of the acquisition included $2 million of cash and 117,647 Airnet Common Shares.

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

YEAR 2000 ("Y2K") IMPACT ON INFORMATION SYSTEMS AND OPERATIONS

The Company relies heavily on its own information systems, as well as certain third parties (including, among others, fuel suppliers, commercial airlines, administrative support providers, vendors and suppliers) whose Y2K non-compliance could have either a material or adverse effect on the Company's business, financial conditions or results of operations, or involve a safety risk to team members or customers.

The Company has completed an assessment and testing of its internal systems (IT and non-IT systems) for Y2K compliance. No changes or improvements to the systems were required as a result of the assessment and testing, which cost the Company less than $0.1 million, paid from the operating cash flows of the Company.

The Company is actively addressing the Y2K status of third parties that it heavily relies on for operational and administrative purposes. The Company has developed a plan to assess and track the Y2K readiness of its key vendors. The plan includes: assessing vendor compliance status initially through questionnaires, tracking vendor progress toward compliance, developing contingency plans, including identifying alternate suppliers, and follow-up to non-responses on questionnaires. The assessment phase of the plan is approximately 80% complete as of September 30, 1998. A contingency plan is expected to be in place by March 31, 1999.

The Company has also performed a review of its aircraft to ensure operational compliance with Y2K date-sensitive components. Based on representations from manufacturers, the Company believes its aircraft and related components are in compliance with such measures. However, the Company is aware that the FAA has announced that it is currently encountering difficulties in modifying certain of its operating systems for compliance with Y2K issues. The FAA has indicated that most of the air traffic control systems at tier one and tier two airports in the United States, which are the primary airports that the Company flies in and out of, are currently Y2K compliant. The Company will continue to monitor the FAA's progress in assessing and correcting Y2K issues at the remaining airports to determine the need and extent of a contingency plan for air operations, which would likely include rerouting aircraft from non-Y2K compliant airports through compliant airports. If the FAA is not able to detect and correct remaining Y2K problems in the appropriate time frame, it could result in a material adverse affect on the Company's ability to schedule and execute aircraft arrivals and departures from affected airports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not Applicable.

                        AIRNET SYSTEMS, INC.

                     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          Not Applicable.

Item 2.   Changes in Securities and Use of Proceeds.

          On August 11, 1998, the Company acquired Mercury Business Services, Inc. ("Mercury"). In connection with this transaction, the Company issued 117,647 Common Shares to the former shareholders of Mercury. The Common Shares issued were valued at $15.50 per share, or $1,823,529 in the aggregate. The Common Share issued to the former Mercury shareholders were not registered under the Securities Act of 1933 in reliance upon the exemption from registration provided by
          Section 4(6) for sales to accredited investors.

Item 3.   Defaults Upon Senior Securities.  Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

          (a) The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on August 19, 1998. At the close of business on the record date July 3, 1998, 12,594,170 Common Shares were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, 11,224,837 or 89.1% of the outstanding Common Shares entitled to vote, were represented in person or by proxy.

          (b)  Directors elected at the Annual Meeting:

                             Gerald G. Mercer
          For:            11,202,330
          Withheld:           22,507             Broker non-vote:       -0-

                             Eric P. Roy
          For:            11,202,340
          Withheld:           22,497             Broker non-vote:       -0-

                             Roger D. Blackwell
          For:            11,202,740
          Withheld:           22,097             Broker non-vote:       -0-

                             Tony C. Canonie, Jr.
          For:            11,202,740
          Withheld:           22,097             Broker non-vote:       -0-

                             Russell M. Gertmenian
          For:            11,202,740
          Withheld:           22,097             Broker non-vote:       -0-

                             J. F. Keeler, Jr.
          For:            11,202,740
          Withheld:           22,097             Broker non-vote:       -0-

     (c) See Item 4(b) for voting results for directors.

     Proposal to amend and restate the AirNet Systems, Inc. 1996 Incentive Stock
     Plan:


          For:       9,630,318     Abstain:              607,016
          Against:     987,503     Broker Non-vote:            0

     (d) Not applicable.

Item 5.   Other Information.

          Based upon the past practices of the Company, the Company intends to hold its 1999 Annual Meeting of shareholders on or about Wednesday, May 12, 1999. Shareholders of the company seeking to bring business before the 1999 Annual Meeting of Shareholders, or to nominate candidates for election as directors at such Annual Meeting of Shareholders, must provide timely notice thereof in writing. To be timely, a shareholder's notice mist be delivered to or mailed and received at the principal executive offices of the Company not less than 60 days nor more than 90 days prior to the meeting; provided, however, that in the event that less than 70 days' notice or prior public disclosure of the date of the 1999 annual meeting is given or made to the shareholders, notice by the shareholder to be timely must be received no later than the close of business on the tenth day following the day on which such notice of the date of the 1999 Annual Meeting was mailed or such public disclosure was made. The Company's Code of Regulations specify certain requirements for a shareholder's
          notice to be in proper written form.   The foregoing requirements will
          not, however, prevent any shareholder from submitting a shareholder proposal in compliance with rule 14a-8 of the Securities Exchange Act of 1934. Pursuant to rule 14a-8, proposals by shareholders intended to be presented at the 1999 Annual Meeting of Shareholders must be in the form specified in that rule and received by the Secretary of the Company no later than December 8, 1998.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  EXHIBITS:

     Exhibit No.                          Description
     -----------    ---------------------------------------------------------
     Exhibit 10     Airnet Systems, Inc. Amended and Restated 1996 Incentive
                    Stock Plan (reflect amendments through November 9, 1998)

     Exhibit 27     Financial Data Schedule


          (b)  Reports on Form 8-K:

               No Reports on Form 8-K were filed during the three months ended September 30, 1998.

                           AIRNET SYSTEMS, INC.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  November 11, 1998     By:  /s/ Eric P. Roy
                                   -------------------------
                                   Eric P. Roy,
                                   Executive Vice President
                                   (Duly Authorized Officer)
                                   (Principal Financial Officer)

                           AIRNET SYSTEMS, INC.

                            INDEX TO EXHIBITS


Exhibit No.                        Description

    10 AirNet Systems, Inc. Amended and Restated 1996 Incentive Stock Plan (reflects amendments through November 9, 1998)

    27         Financial Data Schedule.  Filed herewith.