Form 10-K
period 1998-12-31
AIRNET SYSTEMS INC
filed 1999-03-30
CIK 1011696

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

      |X|   ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

      |_|   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ______________ to ___________________

            Commission file number 0-28428
                                   -------

                              AirNet Systems, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                       31-1458309
--------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

      3939 International Gateway                           43219
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: 614-237-9777
                                                    ------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
Common Shares, $.01 par value                  New York Stock Exchange
  (11,383,409 outstanding
     at March 22, 1999)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 22, 1999 was $55,316,000.

Documents Incorporated by Reference:

      (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

      (2) Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 1999, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1 - BUSINESS

Overview of AirNet's business

AirNet Express(SM), the integrated national air transportation network of AirNet Systems, Inc., operates between 100 cities in more than 40 states and delivers over 18,000 time-critical shipments each working day. AirNet's check delivery service, which generates approximately 82% of AirNet's revenues, is the leading transporter of canceled checks and related information for the U.S. banking industry, meeting more that 2,200 daily deadlines. AirNet's express service, which generates approximately 17% of AirNet's revenues, provides specialized, high priority delivery service for customers requiring late pick-ups and early deliveries combined with prompt, on-line delivery information. AirNet's fixed base operations, which account for approximately 1% of AirNet's revenues, also offer retail aviation fuel sales and related ground services for customers in Columbus, Ohio.

During 1998, AirNet acquired Mercury Business Services, Inc., an express delivery management service located in Boston and specializing in providing transportation services to the legal community, for 117,647 AirNet common shares and $2.0 million cash. During 1998, AirNet also merged three subsidiaries, Data Air Courier, Inc., Express Convenience Centers, Inc. and Pacific Air Charter, Inc., into AirNet Systems, Inc.

AirNet currently operates a fleet of 119 aircraft (30 Learjets and 89 light twin engine aircraft), which fly approximately 108,000 miles per operating night, primarily Monday through Thursday. AirNet also provides ground pick-up and delivery services throughout the nation seven days per week, using a fleet of approximately 250 company-owned ground vehicles as well as a ground transportation network of approximately 300 independent contractors. AirNet uses its air and ground network to support its banking industry customers, as well as its express delivery customers. AirNet also uses commercial airlines to provide SameDay delivery service for some of its banking and small package customers. Later pick-ups and earlier deliveries than those offered by other national carriers are the differentiating characteristics of AirNet's time-critical delivery network. AirNet has consistently achieved on-time performance levels exceeding 97%. In order to maintain this performance, AirNet uses a number of proprietary customer service and management information systems to track, sort, dispatch and control the flow of checks and small packages throughout AirNet's delivery system. Delivery times and selected shipment information are available on-line and through the Internet.

Based on studies compiled by third parties, AirNet believes that the current market for express deliveries (defined as SameDay and overnight shipments with delivery by 8 am) is approximately $2.0 billion and is expected to grow to $3.5 billion by 2001. AirNet intends to target key industries within this growing market, such the medical, legal and entertainment industries. AirNet believes that its flexible and reliable air transportation network and its demonstrated expertise in providing time-critical deliveries to the banking industry for over 25 years position AirNet to provide these additional services at premium prices.

AirNet Systems, Inc. was incorporated under the laws of the State of Ohio on February 15, 1996. AirNet's principal executive offices are located at 3939 International Gateway, Columbus, Ohio 43219 and its telephone number is (614) 237-9777.

Business strategy

The principal components of AirNet's operating and growth strategy are as follows:

Grow AirNet's express delivery service. AirNet delivers packages on a SameDay / SameNight basis for its express delivery customers, using its air transportation system and the commercial airline system. AirNet believes that it offers a more flexible pick-up and delivery schedule than those offered by other national and regional carriers and appeals to customers with time-sensitive delivery requirements. AirNet realigned its sales force in 1998 to better target the larger, regional users of time-critical transportation and to provide industry specialization in key areas, such as the medical and entertainment fields. AirNet also believes its air and ground delivery network provides a solid foundation from which to consolidate the operations of other high-quality ground couriers and regional air freight operators in the business of addressing time critical shipment needs. The fragmented nature of the air and ground package delivery industry, outside of the major national carriers, provides such opportunities.

Focus on unique aircraft type and route structure. AirNet's fast and reliable fleet of aircraft is positioned around a highly efficient and flexible national route structure designed to facilitate late pick-up and early delivery times, minimize delays and simplify flight scheduling. AirNet's hub-and-spoke system, with a primary hub in Columbus and several mini-hubs across the nation, allows AirNet to match the varying load capacities of its aircraft with the shipment weight and volume of each destination city and to consolidate shipments at its hubs. The hubs are located primarily in less congested regional airports. These locations, in conjunction with AirNet's off-peak departure and arrival times, provide easy take-offs and landings, convenient loading and unloading, and fast refueling and maintenance. Six strategically located maintenance bases help minimize aircraft down time. AirNet's focus on Learjets and light twin engine aircraft has also enabled it to develop an in-house expertise in purchasing, flying, maintaining and operating its fleet.

Attract, retain and motivate the highest quality personnel available. As a service organization, AirNet recognizes the importance of hiring, retaining and motivating the highest quality personnel available who are focused on a set of core values designed by AirNet to provide a working environment where accountability, integrity, quality performance, open communication, team management and responsibility are explicitly stated goals. AirNet provides its associates with competitive compensation and benefits packages, including a company-wide stock option program. AirNet believes that its compensation and benefit package and corporate culture will give it a significant competitive advantage in attracting and motivating its associates.

Ground operations

Shipments are typically picked-up by AirNet couriers and delivered to the originating airport where shipments are loaded into aircraft by AirNet ground crews. Upon arrival at the main hub in Columbus, Ohio, packages are off-loaded, fine sorted by destination and reloaded onto the aircraft. During the thirty to forty minute sort period, the aircraft is refueled by AirNet ground support personnel. Fueling operations include trained fuelers and ground support equipment, including six fuel trucks and approximately 86,500 gallons of fuel storage capacity.

AirNet operates a fleet of approximately 250 ground transportation vehicles, all of which it owns. AirNet uses a computerized system for monitoring vehicle maintenance and conducts in-house training sessions throughout the year to maximize safety. Vehicles range in size from passenger cars to full-size vans, depending on the market being served. In addition, where appropriate, AirNet uses approximately 300 independent contractors to further augment its ground delivery network.

Flight operations

AirNet's flight operations are headquartered in Columbus. AirNet hires licensed pilots meeting specified experience requirements. All new pilots attend a company-run, two-week training program. This flight school includes training on AirNet's flight simulator prior to any actual flight time. Additionally, new pilots typically apprentice as co-pilots in order to gain a familiarity with AirNet's route system and the unique demands of night flying.

AirNet's central dispatch system ties together all components of the air operation. Departure and arrival times are continuously updated, and weather conditions throughout the nation are constantly monitored. AirNet dispatchers remain in constant contact with pilots, outbased hub managers, fuelers, maintenance and ground delivery personnel to ensure that no gaps exist in the delivery process. AirNet also uses commercial airlines, primarily to transport shipments during the day when its aircraft typically do not operate. Operations personnel utilize FlightTrax, a computerized flight tracking system that allows them to track the status of every commercial flight in the country and schedule ground pick-up and delivery personnel appropriately.

Aircraft fleet

AirNet owns and operates a fleet of 119 aircraft. AirNet's fleet was comprised of the following aircraft at December 31, 1998:

                                         Maximum       Maximum        Maximum
                                        Payload (1)    Range (2)      Speed (3)
Aircraft Type                   Number    (lbs.)      (n. miles)      (knots)
-------------                   ------    ------      ----------      -------

Learjets, Model 35/35A            26      4,200         2,000           440

Learjets, Model 25                 4      3,500         1,000           440

Piper Navajo Chieftain            18      1,500           800           175

Piper Aerostar                    13      1,000           900           190

Beech Baron                       42      1,000           700           180

Cessna 310                        16        900           600           170

----------
(1) Maximum payload in pounds for a one-hour flight plus required fuel reserves.

(2) Maximum range in nautical miles, assuming zero wind, full fuel and full payload.

(3)   Maximum speed in knots, assuming full payload.

The Learjet is among the most reliable, fastest and most fuel efficient small jet aircraft available in the world. The Learjet 35 meets all Stage Three noise requirements currently being implemented across the country. The Learjet 25 is a smaller aircraft with slightly smaller payload and range capabilities. AirNet intends to either equip these aircraft with approved hush kits, allowing them to continue operations in most airports or phase-out the Learjet 25's from scheduled operations and replace them with the more efficient Learjet 35 or other Stage Three aircraft.

AirNet's Learjet fleet provides it with nationwide connectivity. Long lane segments from all corners of the nation converge on AirNet's hub in Columbus, as well as "mini-hubs" located in Atlanta, Chicago,

Charlotte, Dallas, Denver, Des Moines, and New York. Smaller, light twin engine aircraft provide service to the various "spoke" cities in AirNet's network, which include virtually all of the nation's large metropolitan areas.

AirNet acquires and operates pre-owned aircraft, typically between 15 and 20 years old. These aircraft are reasonably priced and are relatively modern, as they have undergone no significant design changes in the last 20 years. Further, when appropriately maintained (AirNet performs its own major inspections and overhauls on its aircraft fleet), these aircraft show little or no evidence of erosion in performance.

Aircraft maintenance is also headquartered in Columbus. This facility operates 24 hours a day, 365 days a year. AirNet employs over 70 experienced aircraft and avionics technicians in six separate locations across the country (Columbus, Dallas, Denver, Hartford, Minneapolis and San Diego), performing all levels of maintenance from 100-hour inspections on its light twin engine aircraft to 7,200-hour/12-year inspections on its fleet of Learjets. A seventh location was added in New Orleans in the first quarter of 1999. AirNet has an in-house engine shop where some of the piston engines can be overhauled on-site, thereby reducing aircraft downtime and controlling costs. Avionics trouble-shooting and repair, done internally by AirNet since 1989, provide for maximum efficiency and minimum aircraft downtime for its entire fleet.

Delivery services

A typical shipment is picked up from the sending bank or an express customer by an AirNet courier. Canceled check shipments are pre-sorted by bank personnel and bundled as to final destination using AirNet-supplied, color-coded bags. Express shipments are packaged in either AirNet-provided packaging or the customers' packaging. The shipment is then transported to the local airport where it enters AirNet's air transportation system and is scanned via bar code technology, which reads information pertaining to the shipper, receiver, airbill number and applicable deadline. This data is then downloaded into AirNet's ComCheck or AirNet Connect computer systems, where it is available to AirNet's customer service representatives ("CSRs").

Upon arrival at AirNet's Columbus hub or one of its mini-hubs, the shipment is off-loaded, sorted by destination and reloaded onto company aircraft. At the destination city, the shipment is off-loaded for the final time and delivered by company courier to the receiver. When delivered, the shipment is once again scanned and downloaded into AirNet's computer system. Delivery information for all shipments is then available on-line to the customers and all CSRs. AirNet's customer service department is available to handle any inquiries, discrepancies or supply requests, as well as provide proof of delivery documentation, all of which are value-added features of AirNet's service.

AirNet provides delivery service for three sets of banking deadlines and customized express deadlines designed around customer needs. Basic deadlines, which have a 9:30 p.m. - 10:00 p.m. hub time in Columbus, provide delivery service between 12:01 a.m. and 2:00 a.m. to approximately the northeastern third of the nation. Premium deadlines, which have an 11:00 p.m. - 11:30 p.m. hub time in Columbus and Charlotte, provide delivery service at approximately 3:00 a.m. to the eastern half of the nation. Finally, City deadlines, which have a 4:00 a.m. - 5:30 a.m. hub time in Columbus, provide delivery service at approximately 8:00 a.m. to all cities served by the network. AirNet prices these services based on the tier of service and by the pound on a customer by customer basis.

AirNet's SameDay service provides canceled check delivery services to banking customers meeting daytime banking deadlines and to other express customers requiring next-flight-out timing. These shipments are typically picked up by AirNet couriers and transported via commercial airlines to destination cities, where AirNet couriers accept the packages and deliver them to the destinations.

Customers

The highly specialized needs of AirNet's customer base combined with AirNet's performance level over the years have resulted in a high level of customer retention. This customer retention level, in turn, creates a level of stability in AirNet's revenue base that allows for product development and continued dedication of resources to providing the highest possible level of service to customers. The U. S. banking industry, including commercial banks, savings banks and Federal Reserve banks, represents AirNet's largest category of customers and in 1998 accounted for approximately 82% of its revenues. This customer list represents all 100 of the nation's largest bank holding companies. AirNet's time-critical canceled check delivery service allows its banking customers to offer competitive products and pricing. Express delivery customers, which accounted for 17% of AirNet's 1998 revenues, include industrial and service corporations, entertainment companies, medical companies, national integrated carriers and consolidating freight forwarders. Although AirNet maintains a base of express delivery customers who ship nightly and have a high level of retention, it is also expanding its services to retail customers who tend to ship less frequently. No single customer accounted for more than 10% of AirNet's fiscal 1998 revenues.

Human resources

AirNet believes it has achieved a significant competitive advantage within its industry through its major commitment to human resources. All levels of AirNet's management strive to operate within the spirit of AirNet's core values, which are: (i) Accountability, (ii) Honesty, Integrity, Trust and Respect, (iii) Quality Performance, (iv) Open and Free Communication, (v) Team Management Style, and (vi) Remember to Enjoy Life - It is a Gift!

All AirNet personnel are part of the company-wide drug-testing program. Management believes this program, which goes beyond the requirements of AirNet's regulators, helps to ensure the highest possible performance levels. The management training and professional development seminars are periodically held for, and attended by, all levels of company personnel. AirNet also aggressively compensates for performance, with excellent performance recognized and rewarded through incentive-based compensation.

Associates

The chart below summarizes AirNet's workforce at December 31, 1998, 1997 and 1996. AirNet's associates are not represented by any union or covered by any collective bargaining agreement. AirNet has experienced no work stoppages and believes that its relationship with associates is good.

                                                       As of December 31,
Department                                    1998           1997           1996
----------                                    ----           ----           ----
Management/Administration                      249            206            134
Flight                                         164            179            149
Maintenance                                     73             73             68
Driver/Courier/Ramp/Sort                       724            765            347
                                             -----          -----          -----
   Total                                     1,210          1,223            698

Competition

The air and ground courier industry is highly competitive. AirNet's primary competitor in the transportation of cancelled checks is the Federal Reserve's Interdistrict Transportation System ("ITS"). The actions of the Federal Reserve are regulated by the Monetary Control Act, which requires the Federal Reserve to price its services at actual cost plus a private sector adjustment factor. AirNet believes that the purpose of the Monetary Control Act is to curtail the possibility of predatory pricing by the Federal Reserve when it competes with the private sector. No assurance beyond the remedies of law can be given that the Federal Reserve will comply with the Monetary Control Act.

In the private sector, there are a large number of smaller, regional carriers that transport canceled checks, none with a significant interstate market share. The two largest private sector air couriers, Federal Express Corporation ("FedEx") and United Parcel Service ("UPS"), both carry canceled checks where the deadlines being pursued fit into their existing system, but this has not represented a significant market share of this industry market to date. AirNet provides customized service for its customer base, often with later pick-ups and earlier deliveries than the large, national couriers. Both FedEx and UPS utilize AirNet's transportation network for certain situations where they require customized service.

AirNet competes with commercial airlines and numerous other carriers in its express delivery business. AirNet estimates its market share in this industry at less than 1%. AirNet believes that this market represents a significant expansion opportunity. AirNet is also expanding its presence in the SameDay industry. AirNet believes that there are a large number of competitors in this industry. To the extent AirNet elects to increase its presence in the SameDay industry, it will compete against these companies. AirNet will emphasize its information technology, competitive pricing and historically high on-time performance levels to compete in this market.

Regulation

AirNet is regulated under Part 135 of the Federal Aviation Regulations by the Federal Aviation Administration. In connection with the operation of its vehicles and aircraft, AirNet is subject to regulation by the U. S. Department of Transportation with respect to the handling of hazardous materials. AirNet holds nationwide general commodities authority from the Interstate Commerce Commission to operate as a common carrier on an interstate basis within the contiguous 48 states. AirNet's delivery operations are subject to various state and local regulations, and in many instances, require permits and licenses from state authorities.

AirNet believes that it has all permits, approvals and licenses required to conduct its operations and that it is in compliance with applicable regulatory requirements relating to its operations. AirNet's failure to comply with the applicable regulations could result in substantial fines or possible revocation of one or more of AirNet's operating permits.

Environmental matters

AirNet believes that compliance with environmental matters has not had, and is not expected to have, a material effect on operations. Although AirNet believes that it is in compliance with all applicable noise level regulations and is working proactively with various local governments to minimize noise issues, future noise pollution regulations could require the replacement of several of AirNet's aircraft.

ITEM 2 - PROPERTIES

In October 1997, AirNet purchased its corporate and operational headquarters at 3939 International Gateway in Columbus, Ohio for $4.1 million from Mr. Mercer, which represented fair market value as determined by an independent appraisal performed by Kohr Royer Griffith, Inc. In addition, in March, 1998, AirNet purchased a fuel farm, located on Port Authority of Columbus land, from Mr. Mercer for $100,000. In conjunction with the purchases, AirNet assumed Mr. Mercer's 25-year land lease with the Port Authority, which expires on December 31, 2009 and contains a 20 year renewal option. The complex has 80,000 square feet, of which AirNet utilizes 70,000 square feet. The remainder is subleased to unrelated third parties. AirNet's headquarters is currently used for operations, aircraft maintenance, vehicle maintenance, general and administrative functions, and training.

AirNet leases additional space at 4700 East Fifth Avenue, also located on Columbus International Airport grounds. The space is used for administrative support personnel. AirNet operates at approximately 50 additional locations throughout the country. These locations, which are leased from unrelated third parties, generally include office space and/or a section of the lessor's hangar or ramp.

For additional information concerning AirNet's leases, see Note 7 to AirNet's Consolidated Financial Statements on page 33 of AirNet's Annual Report to Shareholders for the fiscal year ended December 31, 1998.

ITEM 3 - LEGAL PROCEEDINGS

On January 29, 1999, AirNet agreed to settle a lawsuit filed by Q International Courier, Inc. and its shareholders (collectively, "Quick") in connection with the termination of the agreement to acquire Quick. Quick had filed an action on August 28, 1998 in the United States District Court for the Southern District of New York (Case No. 98 CIV. 6129) alleging misappropriation of trade secrets and confidential information and breach of the acquisition agreement between the parties. Quick sought injunctive relief, monetary relief and punitive damages. Air Net filed motions to dismiss all of the claims which were pending when the parties settled the action. Under the terms of the settlement, neither AirNet nor Quick admitted any wrongdoing or liability regarding the claims. AirNet recorded a $3.2 million charge as of December 31, 1998 for settlement costs and related litigation fees incurred.

There are no other pending legal proceedings involving AirNet other than routine litigation incidental to its business. In the opinion of AirNet's management, such proceedings should not, individually or in the aggregate, have a material adverse effect on AirNet's results of operations or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

Executive officers of the registrant

The following table identifies the current executive officers of AirNet Systems, Inc. as of March 22, 1999. The executive officers serve at the pleasure of the Board of Directors.

Name                 Age                     Positions
----                 ---    -------------------------------------------
Gerald G. Mercer     51     Chairman of the Board, President and
                            Chief Executive Officer
William R. Sumser    43     Acting Chief Financial Officer, Vice
                            President, Finance, Controller and Secretary
Donald D. Strench    42     Vice President, Corporate Development
Glenn M. Miller      52     Vice President, Operations
Guy S. King          46     Vice President, Express Sales
Kendall W. Wright    51     Vice President, Bank Sales
Jeffrey B. Harris    39     Vice President, Bank Sales

Gerald G. Mercer has served as Chairman of the Board, President and Chief Executive Officer of AirNet since founding the company in 1974. He won Ohio's "Entrepreneur of the Year" Award in 1996 and has been a member of the Young Presidents' Organization since 1986. Mr. Mercer has been a guest speaker at several major universities throughout the country.

William R. Sumser has served AirNet as the Acting Chief Financial Officer since January 1, 1999, as the Vice President, Finance and Secretary since March 1996, as Controller since 1988 and as Assistant Vice President from 1988 through March 1996.

Donald D. Strench has served AirNet as Vice President, Corporate Development since April 1996. Prior to joining AirNet, Mr. Strench served in various positions for American Airlines, Inc. between September 1986 and March 1996, including Vice President, Corporate Development (American Eagle).

Glenn M. Miller has served as Vice President, Operations for AirNet since 1975.

Guy S. King has served as Vice President, Express Sales for AirNet since 1989. Prior to 1989, Mr. King served AirNet in numerous functions dating back to 1976, including dispatcher and pilot, before eventually founding AirNet's express delivery division in 1984. Mr. King has served on the Board of Directors of the Air Courier Conference of America since 1993.

Kendall W. Wright has served as Vice President, Bank Sales for AirNet since
1988.

Jeffrey B. Harris has served AirNet as Vice President, Bank Sales since October, 1997. Prior to joining AirNet in June 1996 as the West Coast Manager for Banking Sales, Mr. Harris served as Vice President and Senior Transit Product Manager for Mellon Bank from 1994 to 1996 and as Vice President for Nations Bank from 1992 to 1994.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information called for in this Item 5 is incorporated herein by reference to page 23 of AirNet's Annual Report to Shareholders for the fiscal year ended December 31, 1998.

ITEM 6 - SELECTED FINANCIAL DATA

The information called for in this Item 6 is incorporated herein by reference to page 17 of AirNet's Annual Report to Shareholders for the fiscal year ended December 31, 1998.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information called for in this Item 7 is incorporated herein by reference to pages 18 through 23 of AirNet's Annual Report to Shareholders for the fiscal year ended December 31, 1998.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No response required.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Balance Sheets of AirNet and its subsidiaries as of December 31, 1998 and 1997, the related Consolidated Statements of Operations, of Cash Flows and of Changes in Shareholders' Equity for each of the fiscal years ended December 31, 1998 and 1997 and September 30, 1996 and the three months ended December 31, 1996, the related Notes to the Consolidated Financial Statements and the Report of Independent Auditors, appearing on pages 24 through 36 of AirNet's Annual Report to Shareholders for the fiscal year ended December 31, 1998, are incorporated herein by reference. Quarterly financial data set forth on page 21 of AirNet's Annual Report to Shareholders for the fiscal year ended December 31, 1998, are also incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of directors

The Information called for in this Item 10 is incorporated herein by reference to AirNet's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 1999, under the captions "ELECTION OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE". In addition, information concerning AirNet's executive officers is included in the portion of Part I of this Annual Report on Form 10-K entitled "Executive officers of the registrant".

ITEM 11 - EXECUTIVE COMPENSATION

The information called for in this Item 11 is incorporate herein by reference to AirNet's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 1999, under the caption "ELECTION OF DIRECTORS - Compensation of Directors", "EXECUTIVE COMPENSATION" and "COMPENSATION COMMITTEE INTERNLOCKS AND INSIDER PARTICIPATION". Neither the report on executive compensation nor the performance graph included in AirNet's definitive Proxy Statement shall be deemed to be incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for in this Item 12 is incorporated herein by reference to AirNet's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 1999, under the caption "BENEFICIAL OWNERSHIP OF COMMON SHARES".

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for in this Item 13 is incorporated herein by reference to AirNet's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 1999, under the caption "EXECUTIVE COMPENSATION - Transaction with Management".

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report

      1. For a list of all financial statements incorporated by reference in this Annual Report on Form 10-K, see "Index to Financial Statements and Financial Statement Schedules" at page 15.

      2.    Schedule II - Valuation and Qualifying Accounts. . . . . . page 16

            Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

      3.    Exhibits

            Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" beginning at page E-1. The following table provides certain information concerning executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                  Executive Compensation Plans and Arrangements


Exhibit No.                         Description                                              Location
-----------                         -----------                                              --------
   10.1           AirNet Systems, Inc. Amended and Restated 1996          Incorporated herein by reference to Exhibit 10 to
                  Incentive Stock Plan (reflects amendments through       AirNet's September 30, 1998 Form 10-Q (File No.
                  November 9, 1998)                                       0-28428)

   10.2           Confidential Agreement, dated August 6, 1998,           Filed herewith
                  between AirNet Systems, Inc. and Donald D. Strench

   10.3           Agreement, dated as of January 1, 1999, between         Filed herewith
                  AirNet systems, Inc. and Eric P. Roy


(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c)   Exhibits

      See Item 14(a) (3) above.

(d)   Financial Statement Schedules

      The response to this portion of Item 14 is submitted as a separate section of this Report. See Index to Financial Statements and Financial Data Schedule".

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AIRNET SYSTEMS, INC.

Dated: March 30, 1999               By: /s/ Gerald G. Mercer
                                        ------------------------------------
                                        Gerald G. Mercer, Chairman of the Board,
                                        President and Chief Executive Officer

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


              Signature                                      Title                                Date
              ---------                                      -----                                ----
 /s/ Gerald G. Mercer                      Chairman of the Board, President, Chief           March 30, 1999
--------------------------------------     Executive Officer and Director (Principal
Gerald G. Mercer                           Executive Officer)

*William R. Sumser                         Acting Chief Financial Officer, Vice              March 30, 1999
--------------------------------------     President, Finance, Controller and Secretary
William R. Sumser

*Roger D. Blackwell                        Director                                          March 30, 1999
--------------------------------------
Roger D. Blackwell

*Tony C. Canonie, Jr.                      Director                                          March 30, 1999
--------------------------------------
Tony C. Canonie, Jr.

*Russell M. Gertmenian                     Director                                          March 30, 1999
--------------------------------------
Russell M. Gertmenian

*J. F. Keeler, Jr.                         Director                                          March 30, 1999
--------------------------------------
J. F. Keeler, Jr.


*By /s/ Gerald G. Mercer
    ----------------------------------
    Gerald G. Mercer
    Attorney-in-Fact

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


                                                                                              Pages(s) in Annual Report
Description of financial Statements (all of which are                                          to Shareholders for the
Incorporated by reference in this Annual Report on                                                fiscal year ended
Form 10-K for the fiscal year ended December 31, 1998)                                            December 31, 1998
------------------------------------------------------                                            -----------------
Report of Independent Auditors........................................................................  Page 24

Consolidated Balance Sheets as of December 31, 1998 and 1997..........................................  Page 25

Consolidated Statements of Operations for the years ended December 31, 1998 and 1997 and September 30, 1996 and the three months ended December 31, 1996 .........................  Page 26

Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997 and September 30, 1996 and the three months ended December 31, 1996..........................  Page 27

Consolidated Statements of Changes in Shareholders' Equity for the years ended
December 31, 199 and 1997 and September 30, 1996 and the three months ended
December 31, 1996 ....................................................................................  Page 28

Notes to Consolidated Financial Statements................................................  Pages 29 through 36

                 Schedule II - Valuation and Qualifying Accounts

                              AirNet Systems, Inc.

                                December 31, 1998

---------------------------------------------------------------------------------------------------------------------------
             COL A                              COL B                     COL C                  COL D           COL E
                                                               ---------------------------
                                                                        Additions
---------------------------------------------------------------------------------------------------------------------------
                                              Balance at       Charged to       Charged to                     Balance at
                                               Start of        Costs and          Other                          End of
          Description                          Period           Expenses         Accounts      Deductions        Period
---------------------------------------------------------------------------------------------------------------------------
Year end December 31, 1998:
  Deducted from asset accounts;
  Allowance for doubtful accounts             $ 122,869          150,215          25,000          8,300 (1)     $ 289,784
---------------------------------------------------------------------------------------------------------------------------

Year end December 31, 1997:
  Deducted from asset accounts;
  Allowance for doubtful accounts                23,149           83,656          16,064              0 (1)       122,869
---------------------------------------------------------------------------------------------------------------------------

Year end September 30, 1996:
  Deducted from asset accounts;
  Allowance for doubtful accounts                 2,000           35,502              --         23,332 (1)        14,170
---------------------------------------------------------------------------------------------------------------------------

Three months ended December 31, 1996:
  Deducted from asset accounts;
  Allowance for doubtful accounts                14,170            8,979              --             --            23,149
---------------------------------------------------------------------------------------------------------------------------

                                INDEX TO EXHIBITS

Exhibit No.                Description                                        Location
-----------                -----------                                        --------
    2.1       Leasehold Interest Purchase Agreement            Incorporated herein by reference to
              dated October 31, 1997 by and between            Exhibit 2(a) to AirNet Systems, Inc.'s
              Gerald G. Mercer and AirNet Systems,             September 30, 1997 Form 10-Q. (File No.
              Inc.                                             0-28428)

    2.2       Assignment and Assumption of Leases              Incorporated herein by reference to
              dated October 31, 1997 by and between            Exhibit 2(b) to AirNet Systems, Inc.'s
              Gerald G. Mercer and AirNet Systems,             September 30, 1997 Form 10-Q. (File No.
              Inc.                                             0-28428)


    2.3       Stock Purchase Agreement dated as of             Filed herewith
              August 10, 1998 among Peter G.
              Salisbury, Andrew R. Cooke and AirNet
              Systems, Inc.

    2.4       Leasehold Interest Purchase Agreement            Filed herewith
              dated March 31, 1998 by and between JGM
              Corp and AirNet Systems, Inc.

    3.1       Amended Articles of AirNet Systems, Inc.         Incorporated herein by reference to
                                                               Exhibit 2.1 to AirNet Systems, Inc.'s
                                                               Rregistration Statement on Form 8-A
                                                               (File No. 0-28428) filed on May 3, 1996
                                                               (the "Form 8-A")


    3.2       Certificate of Amendment to the Amended          Incorporated herein by reference to
              Articles of AirNet Systems, Inc. as              Exhibit 4(b) to AirNet Systems, Inc.'s
              filed with the Ohio Secretary of State           Registration Statement on Form S-8
              on May 28, 1996                                  (Registration No. 333-08189) filed on
                                                               July 16, 1996 (the 1996 "Form S-8")


    3.3       Amended Articles of AirNet Systems, Inc.         Incorporated herein by reference to
              (as amended through May 28, 1996) (for           Exhibit 4.3 to AirNet Systems, Inc.'s
              SEC reporting compliance purposes only -         1996 Form S-8
              not filed with the Ohio Secretary of
              State)


    3.4       Code of Regulations of AirNet Systems,           Incorporated herein by reference to
              Inc.                                             Exhibit 2.2 to AirNet Systems, Inc.'s
                                                               Form 8-A


     4        Form of Loan Agreement dated as of               Filed herewith
              August 1, 1998, among AirNet Systems,
              Inc., the Lenders Party thereto and NBD
              Bank, as agent

   10.1       AirNet Systems, Inc. Amended and                 Incorporated herein by reference to
              Restated 1996 Incentive Stock Plan               Exhibit 10 to the AirNet Systems, Inc.'s
              (reflects amendments through November 9,         September 30, 1998 Form 10-Q (File No.
              1998)                                            0-28428).

   10.2       Confidential Agreement, dated August 6,          Filed herewith
              1998, between AirNet Systems, Inc. and
              Donald D. Strench

   10.3       Agreement, dated as of January 1, 1999,          Filed herewith
              between AirNet Systems, Inc. and Eric P.
              Roy

   10.4       Indemnification Agreement dated as of            Incorporated herein by reference to
              May 15, 1996, among AirNet and Messrs.           Exhibit 10.14 to AirNet's Amendment No.
              Miller, Renusch, Roy, King, Rutter,              2 to Form S-1 Registration Statement
              Sumser and Wright                                (Registration No. 333-3092) filed on May
                                                               24, 1996 ("Amendment No. 2")

   10.5       Indemnification Agreement dated as of            Incorporated herein by reference to
              May 15, 1996 between Mr. Mercer and              Exhibit 10.11 to AirNet's Amendment No. 2
              AirNet Systems, Inc.

    13        AirNet Systems, Inc. Annual Report to            Incorporated herein by reference to the
              Shareholders for the fiscal year ended           financial statements portion of the
              December 31, 1998 (not deemed filed,             Annual Report on Form 10-K beginning at
              except portions thereof which are                page 17.
              specifically incorporated by reference
              into this Annual Report on Form 10-K)

    21        Subsidiaries of AirNet Systems, Inc.             Filed herewith

    23        Consent of Ernst & Young LLP                     Filed herewith

    24        Powers of Attorney                               Filed herewith

    27        Financial Data Schedule                          Filed herewith