Form 10-Q
period 1999-03-31
AIRNET SYSTEMS INC
filed 1999-05-14
CIK 1011696

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Common Shares, $.01 Par Value,
     Outstanding as of  May 10, 1999 - 11,383,409

                              AIRNET SYSTEMS, INC.

                   FORM 10-Q FOR QUARTER ENDED MARCH 31, 1999

PART I:  FINANCIAL INFORMATION


     Item 1    Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998 . 3

               Condensed Consolidated Statements of Operations for the three months ended
               March  31,  1999 and 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

               Condensed Consolidated Statements of Cash Flows for the three months ended  March 31, 1999 and 1998 . . . .. . . . . . . . . . . . . . . . . . . . . . . 5

               Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . . . . . 6

     Item 2    Management's Discussion and Analysis of Financial Condition
               and Results of  Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

     Item 3    Quantitative and Qualitative Disclosures About Market Risk  . . . . . . . . . . . .11

PART II:      OTHER INFORMATION

     Items 1  through  6 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .12

     Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13


                              AIRNET SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data                                                   March 31,        December 31,
                                                                                     1999              1998
                                                                              ---------------    --------------
                         ASSETS

Current assets:

     Cash and  cash equivalents                                                  $     217         $   1,142
     Accounts receivable:
        Trade, less allowances                                                      14,379            13,077
        Shareholders, affiliates, and associates                                       185               163
     Inventory and spare parts                                                      13,216             9,386
     Taxes refundable                                                                2,635             2,001
     Deposits and prepaids                                                           6,736             5,739
                                                                                 ---------         ---------
Total current assets                                                                37,368            31,508

Net property and equipment                                                          76,142            75,826

Other assets:

     Goodwill, net of accumulated amortization                                       8,152             8,237
     Other intangibles, net of accumulated amortization                                656               678
     Investment in partnerships and other                                            2,588             2,490
     Start-up costs                                                                     --             4,223
                                                                                 ---------         ---------
Total assets                                                                     $ 124,906         $ 122,962
                                                                                 ---------         ---------
                                                                                 ---------         ---------

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                                             $  6,530          $  5,930
     Salaries and related liabilities                                                2,172             1,284
     Accrued expenses                                                                1,159             3,889
     Deferred taxes                                                                  1,813             1,814
     Current portion of notes payable                                                   24                26
                                                                                 ---------         ---------
Total current liabilities                                                           11,698            12,943

Notes payable, less current portion                                                 39,375            35,480
Deferred tax liability                                                               4,865             4,865

Shareholders' equity:

     Preferred shares, $.01 par value; 10,000,000 shares
       authorized; and no shares issued and outstanding                                 --                --
     Common shares, $.01 par value; 40,000,000 shares authorized;  and
       12,753,000  shares issued at March 31, 1999 and December 31, 1998               128               128
     Additional paid-in-capital                                                     78,424            78,455
     Retained earnings                                                              10,649            11,423
     Treasury shares, 1,375,000 and 1,370,000 shares held at cost at ,
        March 31, 1999 and December 31, 1998, respectively                         (20,233)          (20,332)
                                                                                 ---------         ---------
Total shareholders' equity                                                          68,968            69,674

                                                                                 ---------         ---------
Total liabilities and shareholders' equity                                        $124,906          $122,962
                                                                                 ---------         ---------
                                                                                 ---------         ---------

See notes to consolidated financial statements

                              AIRNET SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data

                                                                              Three Months Ended
                                                                                  March 31,
                                                                            ----------------------
                                                                              1999          1998
                                                                            --------      --------

NET REVENUES

    Air transportation, net of excise tax

      Check delivery                                                        $ 24,430      $ 22,370
      Express delivery                                                         5,892         3,913
    Fixed base and other operations                                              200           288
                                                                            --------      --------
Total net revenues                                                            30,522        26,571


COSTS AND EXPENSES

    Air transportation                                                        23,003        19,215
    Fixed base operations                                                        255           175
    Selling, general and administrative                                        3,754         2,271
                                                                            --------      --------
Total costs and expenses                                                      27,012        21,661
                                                                            --------      --------
Income from operations                                                         3,510         4,910
Interest expense                                                                 622           196
                                                                            --------      --------
Income before income taxes                                                     2,888         4,714
Provision for income taxes                                                     1,174         1,860
                                                                            --------      --------
Income before cumulative effect of a change in
    accounting principle                                                       1,714         2,854

Cumulative effect of writing off start-up costs, net of tax                   (2,488)           --

                                                                            --------      --------
Net income (loss)                                                           ($   774)     $  2,854
                                                                            --------      --------
                                                                            --------      --------

Income (loss) per common share
    Income before cumulative effect of a change in
      accounting principle                                                  $   0.15      $   0.23
    Cumulative effect of writing off start-up costs                            (0.22)           --
                                                                            --------      --------
    Net income (loss)                                                       ($  0.07)     $   0.23
                                                                            --------      --------
                                                                            --------      --------

Income (loss) per common share - assuming dilution
Income (loss) before cumulative effect of a change in
      accounting principle                                                  $   0.15      $   0.22
    Cumulative effect of writing off start-up costs                            (0.22)           --
                                                                            --------      --------
    Net income (loss)                                                       ($  0.07)     $   0.22
                                                                            --------      --------
                                                                            --------      --------


See notes to condensed consolidated financial statements

                              AIRNET SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands                                                           Three Months Ended
                                                                             March 31,
                                                                      --------------------
                                                                        1999         1998
                                                                      -------      -------
Operating activities:
Net income (loss)                                                     ($  774)     $ 2,854
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
     Cumulative effect of writing off start-up costs                    2,488           --
     Depreciation                                                       2,668        2,350
     Amortization of intangibles                                          228          113
     Provision for losses on accounts receivable                           45           45
     Loss (gain) on disposition of assets                                 (10)          36
     Cash provided by (used in) operating assets and liabilities:
         Accounts receivable                                           (1,369)        (649)
         Inventory and spare parts                                     (3,830)        (678)
         Prepaid expenses                                                (997)        (388)
         Start-up costs                                                    --         (922)
         Accounts payable                                                 599          255
         Accrued expenses                                              (2,730)        (723)
         Taxes payable                                                  1,101        1,038
         Salaries and related liabilities                                 887         (110)
         Other, net                                                       (98)          60
                                                                      -------      -------
Net cash provided by (used in) operating activities                    (1,792)       3,281

Investing activities:

Acquisition of Data Air Courier, Inc., net of cash acquired                --          (31)
Purchases of property and equipment                                    (3,049)      (4,781)
Payments for covenants not  to compete                                   (121)        (119)
Proceeds from sales of property and equipment                              75           74
                                                                      -------      -------
Net cash used in investing activities                                  (3,095)      (4,857)

Financing activities:

Proceeds from 1996 Incentive Stock Plan programs                           68        1,183
Net borrowings (repayments)under the revolving credit facility          3,900       (1,000)
Repayment of long-term debt                                                (6)          (6)
                                                                      -------      -------
Net cash provided by financing activities                               3,962          177
                                                                      -------      -------
Net decrease in cash                                                     (925)      (1,399)
Cash and cash equivalents at beginning of period                        1,142        2,125
                                                                      -------      -------
Cash and cash equivalents at end of period                            $   217      $   726
                                                                      -------      -------
                                                                      -------      -------


See notes to consolidated financial statements

                              AIRNET SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

AirNet Systems, Inc. and its subsidiaries ("AirNet" or the "Company") operate a fully integrated national air transportation network which provides delivery service for time-critical shipments for customers in the U.S. banking industry and other industries requiring the express delivery of packages. AirNet also offers retail aviation fuel sales and related ground services for customers at its Columbus, Ohio facility.

The accompanying unaudited condensed consolidated financial statements include the accounts of AirNet Systems, Inc. and its subsidiaries. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the year ended December 31, 1998 consolidated financial statements of AirNet Systems, Inc. incorporated by reference in the Annual Report on Form 10-K (File No. 0-28428) for additional disclosures including a summary of AirNet's accounting policies, which have not changed.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of interim periods. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

2.   WRITE OFF OF START-UP COSTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, Reporting the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the Company capitalized start-up costs associated with its premium products line of business. Effective July 1, 1998, the Company ceased capitalizing such costs and began amortizing the previously capitalized costs over five years. The Company adopted the provisions of the SOP in its financial statements as of January 1, 1999. The effect of the adoption of SOP 98-5 was to increase income before the cumulative effect of a change in accounting principle for the three months ended March 31, 1999 by $138,000 ($0.01 per common share - assuming dilution) and to record a charge for the cumulative effect of a change in accounting principle of $2,488,000, net of taxes of $1,735,000 ($0.22 per common share, assuming dilution), to write off costs that had been capitalized prior to 1999.

3.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):


                                                                            Three Months Ended
                                                                                 March 31,
                                                                           -----------------------
                                                                              1999        1998
                                                                           -----------  ----------
Numerator:
  Income before the cumulative effect of a change                             $1,714      $ 2,854
    in accounting principle

  Net income                                                                  $ (774)     $ 2,854

Denominator:
  Basic - weighted average shares outstanding                                 11,383       12,529

  Diluted
    Stock options - associates, officers, directors                                -          253
                                                                           -----------  ----------
    Adjusted weighted average shares outstanding                              11,383       12,782

Income per common share:
   Income before the cumulative effect of a change
     in accounting principle                                                   $ .15        $ .23

   Net income (loss)                                                           $(.07)       $ .23

Income per common share - assuming dilution:
   Income before the cumulative effect of a change
     in accounting principle                                                   $ .15        $ .22

   Net income (loss)                                                           $(.07)       $ .22



For the three months ended March 31, 1999, 745,000 stock options were excluded from the diluted weighted average shares outstanding calculation, as their exercise prices exceeded the average fair market value of the related common shares for the period.

                              AIRNET SYSTEMS, INC.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

Matters discussed in this Form 10-Q, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet's management, are forward-looking statements which involve risks and uncertainties. When used in this document, the words "anticipate", "estimate", "expect", "may", "plan", "project" and similar expressions are intended to be among statements that identify forward-looking statements. Such statements involve risks and uncertainties including, but not limited to, the following which could cause actual results to differ materially from any such forward-looking statement: potential changes by the FAA, which could increase the regulation of AirNet's business, or the Federal Reserve, which could change the competitive environment of transporting canceled checks; adverse weather conditions; technological advances and increases in the use of electronic funds transfers; the effective detection and remediation of Y2K issues by AirNet and its key third party vendors and suppliers, including the FAA's air traffic control system; AirNet's ability to successfully integrate acquisition targets; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet's markets, prices and other facets of its operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. AirNet undertakes no responsibility to update for changes related to these or any other factors that may hereafter occur.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Revenues were $30.5 million for the three months ended March 31, 1999, an increase of $4.0 million, or 14.9%, over the same period of 1998. Revenues from check delivery increased $2.1 million, or 9.2%. Of the increase in check delivery revenues, $0.4 million is attributable to price increases effective January 1, 1999, and $0.5 million is attributable to one additional flying day in the 1999 quarter. The remainder of the increase is the result of additional volume. Express delivery revenues increased $2.0 million, or 50.6%. The acquisition of Mercury Business Services, Inc., a Boston-based express delivery management service, in August 1998 accounted for $1.7 million of the increase in express delivery revenues. Revenues from AirNet's premium services increased $0.7 million. These increases were offset by decreases in standard and wholesale service revenues of $0.6 million.

Total costs and expenses were $27.0 million for the three months ended March 31, 1999, an increase of $5.4 million, or 24.7%, over the same period in 1998, resulting in income from operations of $3.5 million for the three months ended March 31, 1999 compared to $4.9 million for the same period of 1998. Air transportation expenses were up $3.8 million, or 19.7%. Selling, general and administrative expenses increased $1.5 million, or 65.3%, for the three month period.

The increase in air transportation costs was partly a result of the acquisition of Mercury, which occurred in August 1998, and infrastructure costs incurred in anticipation of growth in the express delivery area. Ground courier costs and operational wages and benefits increased $1.3 million primarily as a result of the infrastructure build-up and the addition of Mercury. The costs associated with shipping packages on commercial airlines increased $1.2 million as a result of the addition of Mercury and an increase in the weekend business. Aircraft maintenance expense increased $0.6 million, or 37.6%, over 1998 levels due to an increase in the fleet size from 115 aircraft at March 31, 1998 to 118 at March 31, 1999, and more adverse weather conditions experienced in the first quarter of 1999 compared to the first quarter of 1998. Depreciation expense also increased $0.3 million, or 13.2%, as a result of the increased fleet size and the addition of Mercury. Aircraft fuel costs for the 1999 quarter were down $0.1 million, or 4.3%, over the same 1998 period due to lower fuel prices in the market. The average rate paid for fuel, however, did begin to increase late in the quarter as market prices began to rise.

Selling, general and administrative expense increased partly due to the fact AirNet capitalized $0.5 million of certain sales and marketing costs associated with the start up of the premium services in the first quarter of 1998. Effective January 1, 1999, AirNet was required to write off the remaining unamortized costs associated with the start-up activities under the provisions of SOP 98-5. The addition of Mercury accounted for approximately $0.4 million of the increase in sales, general and administrative costs. In addition, AirNet has increased its Express sales staff and certain of its administrative staff.

Interest costs were $0.6 million for the quarter ended March 31, 1999, an increase of $0.4 million, over the 1998 quarter due to increased borrowings, of which $20.0 million was used to fund the repurchase of common shares in the last half of 1998.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, Reporting the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the Company capitalized start-up costs associated with its premium products line of business. Effective July 1, 1998, the Company ceased capitalizing such costs and began amortizing the previously capitalized costs over five years. The Company adopted the provisions of the SOP in its financial statements as of January 1, 1999. The effect of adoption of SOP 98-5 was to increase income before the cumulative effect of a change in accounting principle for the three months ended March 31, 1999 by $0.1 million ($0.01 per common share - assuming dilution) and to record a charge for the cumulative effect of an accounting change of $2.5 million, net of taxes of $1.7 million ($0.22 per common share), to expenses costs that had been capitalized prior to 1999.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES. Net cash used for operating activities was $1.8 million for the three months ended March 31, 1999, compared to cash provided by operating activities of $3.3 million for the same period in 1998. The decrease is primarily the result of the purchase of an aircraft held for resale in inventory at March 31, 1999 and lower income from operations for the 1999 period.

CURRENT CREDIT ARRANGEMENTS. AirNet maintains a credit agreement with a bank that provides a $50.0 million, five-year, unsecured revolving credit facility. The credit agreement limits the availability of funds to designated percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the credit agreement requires the maintenance of minimum net worth and cash flow levels, imposes limits on payments of dividends to 50% of net income and restricts the amount of additional debt. AirNet's outstanding balance at March 31, 1999 was $39.2 million, which is a $3.9 million increase over the balance at December 31, 1998.

INVESTING ACTIVITIES. Capital expenditures totaled $3.0 million for three months ended March 31, 1999 compared to $4.8 million for the same period in 1998. Substantially all of the 1999 capital expenditures were incurred for aircraft, aircraft inspections, major engine overhauls and related flight equipment. AirNet anticipates it will have approximately $14.0 million in total capital expenditures in 1999. AirNet anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers.

AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

AirNet's operations historically have been somewhat seasonal and somewhat dependent on the number of banking holidays falling during the week. Because financial institutions are currently AirNet's principal customers, AirNet's air system is scheduled around the needs of financial institution customers. When financial institutions are closed, there is no need for AirNet to operate a full system. AirNet's fiscal quarter ending December 31, is often the most impacted by bank holidays (including Thanksgiving and Christmas) recognized by its primary customers. When these holidays fall on Monday through Thursday, AirNet's revenue and net income are adversely affected. AirNet's annual results fluctuate as well.

Operating results are also affected by the weather. AirNet generally experiences higher maintenance costs during its fiscal quarter ending March 31. Winter weather requires additional costs for de-icing, hangar rental and other aircraft services.

YEAR 2000 ("Y2K") IMPACT ON INFORMATION SYSTEMS AND OPERATIONS

AirNet intends this information to constitute notice under the Year 2000 Information and Readiness Disclosure Act as a "Year 2000 Readiness Disclosure".

AirNet relies heavily on its own information systems, as well as significant third party vendors, governmental agencies and business partners (including, but not limited to, utilities, fuel suppliers, commercial airlines, the FAA and local airport authorities), whose Y2K non-compliance could have either a material or adverse effect on AirNet's business, financial conditions or results of operations, or involve a safety risk to team members and customers.

AirNet has completed assessment, renovation, testing and deployment phases of its internal systems (Information Technology (IT) and non-IT systems) for Y2K compliance. No changes or improvements to the systems were required as a result of the processes, which cost AirNet less than $0.1 million, paid from the operating cash flows of the Company.

AirNet is actively assessing the Y2K status of third party vendors and suppliers that it heavily relies on for operational and administrative purposes. AirNet has developed a plan to assess and track the Y2K readiness of these key third parties. The plan includes: assessing vendor compliance status initially through questionnaires, tracking progress toward compliance, developing contingency plans, including identifying alternate suppliers, and follow-up to non-responses on questionnaires.

AirNet has also performed a review of its aircraft to ensure operational compliance with Y2K date-sensitive components. Based on representations from manufacturers, AirNet believes its aircraft and related components are in compliance with such measures. In addition, the FAA has indicated most of the air traffic control systems at tier one and tier two airports in the United States, which are the primary airports that the Company flies in and out of, are currently Y2K compliant. AirNet will continue to monitor the FAA's progress in assessing and correcting Y2K issues at the remaining airports to determine the need and extent of a contingency plan for air operations. If the FAA is not able to detect and correct any remaining Y2K problems at airports utilized by AirNet in the appropriate time frame, then a material adverse affect on the Company's ability to schedule and execute aircraft arrivals and departures from affected airports may occur.

AirNet is also assessing the Y2K readiness of the internal and third party systems of Mercury, which it acquired in 1998. Mercury relies on inhouse developed and vendor supplied shipping stations to maintain and track shipment data. A Y2K triggered failure in one or more of these shipping stations could slow the routing process and cause delivery delays.

The Company is currently designing a contingency plan, which is expected to be completed by June 30, 1999 and updated throughout the remainder of the year as additional information regarding FAA and third party vendor readiness is received. The contingency plan will focus on most likely scenarios, such as the rerouting of aircraft from scheduled airport landings due to individual airport air traffic control failures, the use of alternative commercial airline routes in the event commercial airlines reduce their flight schedules and determining alternate fuel suppliers at key refueling locations. The plan will also address procedures to track key shipment information manually in the event of an unanticipated internal system failure. Although AirNet is addressing the potential issues most likely to affect the Company within its contingency plan, there can be no assurances that the plan will accommodate a widespread Y2K failure (including, but not limited to significant power outages nationwide; significant reduction or elimination of aircraft flights by the FAA or major commercial airlines and; significant ground traffic delays due to malfunctioned or overloaded systems). Such a widespread Y2K failure could have a material adverse impact on AirNet's business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. No response required.

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

Item 2.       Changes in Securities and Use of Proceeds. Not Applicable

Item 3.       Defaults Upon Senior Securities.  Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5.       Other Information. Not Applicable

Item 6.       Exhibits and Reports on Form 8-K.

              (a)  Exhibits:

                   Exhibit No.                       Description
                   ----------           --------------------------------------
                   Exhibit 27           Financial Data Schedule

              (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended March 31, 1999

                              AIRNET SYSTEMS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:  May 12, 1999               By: /s/ William R. Sumser
                                       -----------------------------------
                                       William R. Sumser,
                                       Acting Chief Financial Officer
                                       (Duly Authorized Officer)
                                       (Principal Financial Officer)

                              AIRNET SYSTEMS, INC.

                                INDEX TO EXHIBITS

Exhibit No.                                     Description

      27             Financial Data Schedule.  Filed herewith.
