Form 10-Q
period 1999-06-30
AIRNET SYSTEMS INC
filed 1999-08-06
CIK 1011696

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number  0-28428

                              AIRNET SYSTEMS, INC.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                Ohio                                    31-1458309
    -----------------------------------         -------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

Common Shares, $.01 Par Value,
     Outstanding as of  August  6, 1999 - 11,402,400

                              AIRNET SYSTEMS, INC.

                    FORM 10-Q FOR QUARTER ENDED JUNE 30, 1999




PART I:  FINANCIAL INFORMATION
  Item 1    Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998 . . . .    3

            Condensed Consolidated Statements of Operations for the three months and
            six months ended June 30, 1999 and 1998   . . . . . . . . . . . . . . . . . . . . . . .    4

            Condensed Consolidated Statements of Cash Flows for the six months ended
            June 30, 1999 and 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

            Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . .    6

  Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

  Item 3    Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . .  12

PART II:    OTHER INFORMATION

  Items 1 through 6  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

  Signatures  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                              AIRNET SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data                                    JUNE 30,         DECEMBER 31,
                                                                     1999               1998
                                                                 ------------       ------------
                         ASSETS                                  (Unaudited)
Current assets:
     Cash and cash equivalents                                        $1,624              $1,142
     Accounts receivable:
        Trade, less allowances                                        16,665              13,077
        Shareholders, affiliates, and associates                         214                 163
     Inventory and spare parts                                        10,532               9,386
     Taxes refundable                                                  1,048               2,001
     Deferred taxes                                                      106                   -
     Deposits and prepaids                                             5,329               5,739
                                                                ------------        ------------
Total current assets                                                  35,518              31,508


Net property and equipment                                            78,707              75,826

Other assets:
     Goodwill, net of accumulated amortization                         8,067               8,237
     Other intangibles, net of accumulated amortization                  554                 678
     Investment in partnerships and other                              2,409               2,490
     Start-up costs                                                        -               4,223
                                                                ------------        ------------
Total assets                                                        $125,255            $122,962
                                                                ------------        ------------
                                                                ------------        ------------

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $5,053              $5,930
     Salaries and related liabilities                                  2,296               1,284
     Accrued expenses                                                  1,730               3,889
     Deferred taxes                                                        -               1,814
     Current portion of notes payable                                     27                  26
                                                                ------------        ------------
Total current liabilities                                              9,106              12,943

Notes payable, less current portion                                   38,866              35,480
Deferred tax liability                                                 6,064               4,865

Shareholders' equity:
     Preferred shares, $.01 par value; 10,000,000 shares
       authorized; and no shares issued and outstanding                    -                   -
     Common shares, $.01 par value; 40,000,000 shares
       authorized;  and 12,753,000  shares issued at
       June 30, 1999 and  December 31, 1998                              128                 128
     Additional paid-in-capital                                       78,293              78,455
     Retained earnings                                                12,832              11,423
     Treasury shares, 1,360,000 and 1,375,000 shares
       held at cost at June 30, 1999 and December 31, 1998,
       respectively                                                  (20,034)            (20,332)
                                                                 ------------        ------------
Total shareholders' equity                                            71,219              69,674
                                                                 ------------        ------------

Total liabilities and shareholders' equity                          $125,255            $122,962
                                                                 ------------        ------------
                                                                 ------------        ------------

See notes to consolidated financial statements

                              AIRNET SYSTEMS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

In thousands, except per share data
                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                JUNE 30,                               JUNE 30,
                                                          1999               1998                1999                1998
                                                        --------           --------            --------            --------
NET REVENUES
    Air transportation, net of excise tax
      Check delivery                                    $25,104            $23,416             $49,534             $45,786
      Express delivery                                    6,291              4,396              12,183               8,310
    Fixed base and other operations                         371                296                 571                 584
                                                        -------             ------              ------              ------
Total net revenues                                       31,766             28,108              62,288              54,680

COSTS AND EXPENSES
    Air transportation                                   23,391             19,712              46,394              38,927
    Fixed base operations                                   307                198                 562                 373
    Selling, general and administrative                   3,770              2,670               7,524               4,942
                                                         ------             ------              ------              ------
Total costs and expenses                                 27,468             22,580              54,480              44,242
                                                         ------             ------              ------              ------
Income from operations                                    4,298              5,528               7,808              10,438
Acquisition termination charge                                -              2,350                   -               2,350
Interest expense                                            597                258               1,219                 455
                                                         ------             ------              ------              ------
Income before income taxes                                3,701              2,920               6,589               7,633
Provision for income taxes                                1,517              1,167               2,691               3,027
                                                         ------             ------              ------              ------
Income before cumulative effect of a change in
    accounting principle                                  2,184              1,753               3,898               4,606

Cumulative effect of writing off start-up
    costs, net of tax                                         -                  -              (2,488)                  -
                                                         ------             ------              ------              ------
Net income                                               $2,184             $1,753              $1,410              $4,606
                                                         ------             ------              ------              ------
                                                         ------             ------              ------              ------
Income per common share
    Income before cumulative effect of a change in
      accounting principle                                $0.19              $0.14               $0.34               $0.37
    Cumulative effect of writing off start-up
      costs                                                   -                  -               (0.22)                  -
                                                         ------             ------              ------              ------
    Net income                                            $0.19              $0.14               $0.12               $0.37
                                                         ------             ------              ------              ------
                                                         ------             ------              ------              ------

Income per common share - assuming dilution
    Income before cumulative effect of a change in
      accounting principle                                $0.19              $0.14               $0.34               $0.36
    Cumulative effect of writing off start-up
      costs                                                   -                  -               (0.22)                  -
                                                         ------             ------              ------              ------
    Net income                                            $0.19              $0.14               $0.12               $0.36
                                                         ------             ------              ------              ------
                                                         ------             ------              ------              ------

                                               4

                                       AIRNET SYSTEMS, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

In thousands                                                            SIX MONTHS ENDED
                                                                            JUNE 30,

                                                                      1999                1998
                                                                   ---------           ---------
Operating activities:
Net income                                                            $1,410              $4,606
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
    Cumulative effect of writing off start-up costs                    2,488                   -
    Depreciation                                                       5,443               4,839
    Deferred taxes                                                      (721)               (140)
    Amortization of intangibles                                          437                 251
    Provision for losses on accounts receivable                           90                  65
    Loss on disposition of assets                                         22                  48
    Cash provided by (used in) operating assets and liabilities:
       Accounts receivable                                            (3,729)               (902)
       Inventory and spare parts                                      (1,146)               (242)
       Prepaid expenses                                                  410                 (26)
       Start-up costs                                                      -              (2,164)
       Accounts payable                                                 (878)               (235)
       Accrued expenses                                               (2,159)               (587)
       Taxes payable                                                   2,689              (1,636)
       Salaries and related liabilities                                1,012                 (42)
       Other, net                                                         82                 438
                                                                     --------             --------
Net cash provided by operating activities                              5,450               4,273

Investing activities:
Acquisition of Pacific Air Charter, Inc., net
    of cash acquired                                                       -                 (34)
Purchases of property and equipment                                   (8,347)            (11,788)
Payments for covenants not to compete                                   (143)               (139)
Proceeds from sales of property and equipment                              -                 288
                                                                     --------            --------
Net cash used in investing activities                                 (8,490)            (11,673)

Financing activities:
Proceeds from 1996 Incentive Stock Plan programs                         135               1,500
Net borrowings under the revolving credit facility                     3,400               4,500
Repayment of long-term debt                                              (13)                (12)
                                                                     --------            --------
Net cash provided by financing activities                              3,522               5,988
                                                                     --------            --------
Net increase (decrease) in cash                                          482              (1,412)
Cash and cash equivalents at beginning of period                       1,142               2,125

                                                                     --------            --------

Cash and cash equivalents at end of period                            $1,624                $713
                                                                     --------            --------
                                                                     --------            --------


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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of interim periods. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

2.     WRITE OFF OF START-UP COSTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, Reporting the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the Company capitalized start-up costs associated with its premium products line of business. Effective July 1, 1998, the Company ceased capitalizing such costs and began amortizing the previously capitalized costs over five years. The Company adopted the provisions of the SOP in its financial statements as of January 1, 1999. The effect of the adoption of SOP 98-5 was to increase income before the cumulative effect of a change in accounting principle for the three months and six months June 30, 1999 by $138,000 ($0.01 per common share - assuming dilution) and $276,000 ($.01 per common share - assuming dilution), respectively, and to record a charge for the cumulative effect of a change in accounting principle, effective January 1, 1999, of $2,488,000, net of taxes of $1,735,000 ($0.22 per common share, assuming dilution), to write off costs that had been capitalized prior to 1999.

3.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

                                                                            Three Months Ended         Six Months Ended
                                                                                 June 30,                  June 30,
                                                                           -----------------------  -----------------------
                                                                              1999        1998        1999         1998
                                                                           -----------  ----------  ----------  -----------
Numerator:
  Income before the cumulative effect of a change
    in accounting principle                                                    $2,184     $ 1,753      $3,898       $4,606

  Net income                                                                   $2,184     $ 1,753      $1,410       $4,606

Denominator:
  Basic - weighted average shares outstanding                                  11,393      12,585      11,388       12,557

  Diluted
    Stock options - associates, officers, directors                                 5         216           2          200
                                                                            ----------  ----------  ----------  ----------
    Adjusted weighted average shares outstanding                               11,398      12,801      11,390       12,757

Income per common share:
   Income before the cumulative effect of a change
     in accounting principle                                                   $  .19      $  .14      $  .34       $  .37

   Net income                                                                  $  .19      $  .14      $  .12       $  .37

Income per common share - assuming dilution:
   Income before the cumulative effect of a change
     in accounting principle                                                   $  .19      $  .14      $  .34       $  .36

   Net income                                                                  $  .19      $  .14      $  .12       $  .36


For the three months and six months ended June 30, 1999, 745,000 and 789,00 stock options, respectively, were excluded from the diluted weighted average shares outstanding calculation, as their exercise prices exceeded the average fair market value of the related common shares for the periods.

                          AIRNET SYSTEMS, INC.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT

Matters discussed in this Form 10-Q, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet's management, are forward-looking statements which involve risks and uncertainties. When used in this document, the words "anticipate", "estimate", "expect", "may", "plan", "project" and similar expressions are intended to be among statements that identify forward-looking statements. Such statements involve risks and uncertainties including, but not limited to, the following which could cause actual results to differ materially from any such forward-looking statement: potential changes by the FAA, which could increase the regulation of AirNet's business, or the Federal Reserve, which could change the competitive environment of transporting canceled checks; adverse weather conditions; technological advances and increases in the use of electronic funds transfers; the effective detection and remediation of Y2K issues by AirNet and its key third party vendors and suppliers, including the FAA and local airport air traffic control systems; as well as other economic and competitive factors affecting the markets and prices AirNet's express delivery operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. AirNet undertakes no responsibility to update for changes related to these or any other factors that may hereafter occur.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Revenues were $31.8 million for the three months ended June 30, 1999, an increase of $3.7 million, or 13.0%, over the same period of 1998. Revenues from check delivery increased $1.7 million, or 7.2%. Of the increase in check delivery revenues, $0.5 million is attributable to price increases effective January 1, 1999, and $0.7 million is attributable to new volume in the weekend program. The remainder of the increase is the result of additional volume in the weekday program. Express delivery revenues increased $1.9 million, or 43.1%. The acquisition of Mercury Business Services, Inc., a Boston-based express delivery management service, in August 1998 accounted for $1.8 million of the increase. Revenues from AirNet's premium services increased $0.7 million. These increases were offset by decreases in standard and wholesale service revenues of $0.5 million, which was the result of AirNet's strategic decision to decrease its wholesale and standard service business in late 1997 and early 1998, while emphasizing the premium services.

Total costs and expenses were $27.5 million for the three months ended June 30, 1999, an increase of $4.9 million, or 21.6%, over the same period in 1998, resulting in income from operations of $4.3 million for the three months ended June 30, 1999, compared to $5.5 million for the same period of 1998. Air transportation expenses were up $3.7 million, or 18.7%. Selling, general and administrative expenses increased $1.1 million, or 41.2%, for the three month period.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, Reporting the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, AirNet capitalized start-up costs associated with its premium products line of business. During the three months ended June 30, 1998, AirNet capitalized approximately $1.0 million of expenses associated with the start-up of the premium products business.

The increase in air transportation costs, including ground courier costs, operational wages and related benefits, was primarily a result of infrastructure costs incurred in anticipation of growth in the express delivery area and the acquisition of Mercury. In addition, AirNet capitalized approximately $0.6 million of such costs as start-up costs in the second quarter of 1998. Such ongoing costs were expensed in the 1999 period. The costs associated with shipping packages with integrators and on commercial airlines increased $1.1 million as a result of the addition of Mercury and an increase in the volumes of the weekend program. Aircraft fuel costs for the 1999 quarter were up $0.2 million, or 6.1%, over the same 1998 period due to an increase in jet flight hours and increased fuel costs. Aircraft maintenance expenses were down $0.3 million, or 15.6% due to lower maintenance rates.

Selling, general and administrative expense increased partly due to the fact AirNet capitalized $0.4 million of sales and marketing costs associated with the start up of the premium services in the second quarter of 1998. The addition of Mercury accounted for approximately $0.3 million of the increase in sales, general and administrative costs. In addition, AirNet has increased its Express sales staff and its administrative staff to support new sales initiatives.

Interest costs were $0.6 million for the quarter ended June 30, 1999, an increase of $0.3 million, over the 1998 quarter due to increased borrowings, of which $20.0 million was used to fund the repurchase of common shares in the last half of 1998.

SIX  MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX  MONTHS ENDED JUNE 30, 1998

Revenues were $62.3 million for the six months ended June 30, 1999, an increase of $7.6 million, or 13.9%, over the same period of 1998. Revenues from check delivery increased $3.7 million, or 8.2%. Of the increase in check delivery revenues, $0.9 million is attributable to price increases effective January 1, 1999, and approximately $1.6 million is attributable to new volume in the weekend program. The remainder of the increase is the result of additional volume in the weekday program. Express delivery revenues increased $3.9 million, or 46.6%. The acquisition of Mercury Business Services accounted for $3.5 million of the increase. Revenues from AirNet's premium services increased $1.7 million. These increases were offset by decreases in standard and wholesale service revenues of $1.0 million.

Total costs and expenses were $54.5 million for the six months ended June 30, 1999, an increase of $10.2 million, or 23.1%, over the same period in 1998 resulting in income from operations of $7.8 million for the six months ended June 30, 1999 compared to $10.4 million for the same period of 1998. Air transportation expenses were up $7.5 million, or 19.2%. Selling, general and administrative expenses increased $2.6 million, or 52.2%, for the six month period. In addition, in the second quarter of 1998, AirNet incurred a $2.4 million charge in connection with the write-off of costs associated with the efforts to acquire Q International Courier, Inc. ("Quick"). The agreement with Quick was terminated in June, 1998.

Prior to the adoption of SOP 98-5, AirNet capitalized approximately $2.0 million of expenses related to start-up activities in the first half of 1998. Effective July 1, 1998, the Company ceased capitalizing such costs and began amortizing the previously capitalized costs over five years. The Company adopted the provisions of the SOP in its financial statements as of January 1, 1999. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $2.5 million, net of taxes of $1.7 million ($0.22 per common share), to expenses costs that had been capitalized prior to 1999.

In addition to the effects of capitalizing $1.0 million of operations related start-up costs in the first half of 1998, the increase in air transportation costs, including ground courier costs, operational wages and related benefits, was primarily a result of infrastructure costs incurred in anticipation of growth in the express delivery area and the acquisition of Mercury. The costs associated with shipping packages with other integrators and on commercial airlines increased $2.2 million as a result of the addition of Mercury and an increase in the weekend business. Aircraft maintenance expense increased $0.3 million, or 7.9%, over 1998 levels due to increased jet flight hours. The increase in depreciation expense of $0.6 million, or 12.3%, is a reflection of the higher use of the jet fleet, thus increasing the depreciation expense on engines.

Selling, general and administrative expense increased partly due to the fact AirNet capitalized $1.0 million of sales, administrative and marketing costs associated with the start up of the premium services in the first half of 1998. The addition of Mercury accounted for approximately $0.6 million of the increase and AirNet has increased its Express sales staff and its administrative staff to support new sales initiatives. Amortization of intangibles increased $0.2 million primarily as a result of the addition of Mercury's goodwill and related intangibles.

Interest costs were $1.2 million for the six months ended June 30, 1999, an increase of $0.8 million, over the 1998 period due to increased borrowings, of which $20.0 million was used to fund the repurchase of common shares in the last half of 1998.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $5.4 million for the six months ended June 30, 1999, compared to cash provided by operating activities of $4.3 million for the same period in 1998. The increase is primarily the result of the costs incurred in 1998 associated with the termination of the Quick transaction.

CURRENT CREDIT ARRANGEMENTS. AirNet maintains a credit agreement with a bank that provides a $50.0 million, five-year, unsecured revolving credit facility. The credit agreement limits the availability of funds to designated percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the credit agreement requires the maintenance of minimum net worth and cash flow levels, imposes limits on payments of dividends to 50% of net income and restricts the amount of additional debt. AirNet's outstanding balance at June 30, 1999 was $38.7 million, which is a $3.4 million increase over the balance at December 31, 1998.

INVESTING ACTIVITIES. Capital expenditures totaled $8.3 million for six months ended June 30, 1999 compared to $11.8 million for the same period in 1998. Substantially all of the 1999 expenditures were incurred for aircraft inspections, major engine overhauls and related flight equipment. AirNet anticipates it will have approximately $15.0 million in total capital expenditures in 1999. AirNet anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers.

AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

AirNet's operations historically have been somewhat seasonal and somewhat dependent on the number of banking holidays falling during the week. Because financial institutions are currently AirNet's principal customers, AirNet's air system is scheduled primarily around the needs of financial institution customers. When financial institutions are closed, there is no need for AirNet to operate a full system. AirNet's fiscal quarter ending December 31, is often the most impacted by bank holidays (including Thanksgiving and Christmas) recognized by its primary customers. When these holidays fall on Monday through Thursday, AirNet's revenue and net income are adversely affected. AirNet's annual results fluctuate as well.

Operating results are also affected by the weather. AirNet generally experiences higher maintenance costs during its fiscal quarter ending March
31. Winter weather often requires additional costs for de-icing, hangar rental and other aircraft services.

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

AirNet continues to assess the Y2K status and progress of third party vendors and suppliers that it heavily relies on for operational and administrative purposes. AirNet's assessment plan includes: assessing vendor compliance status initially through questionnaires, tracking progress toward compliance, developing contingency plans, including identifying alternate suppliers, and follow-up to non-responses on questionnaires.

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

AirNet has prepared an initial draft of a contingency plan. The contingency plan focuses on most likely scenarios, such as the rerouting of aircraft from scheduled airport landings due to individual airport air traffic control failures, the use of alternative commercial airline routes in the event commercial airlines reduce their flight schedules and determining alternate fuel suppliers at key refueling locations. The plan also addresses procedures to track key shipment information manually and alternative communication plans in the event of an unanticipated internal system failure(s). Although AirNet has addressed the potential issues most likely to affect the Company within its Y2K contingency plan, there can be no assurances that the plan will accommodate a widespread Y2K failure (including, but not limited to significant power outages nationwide; significant reduction or elimination of aircraft flights by the FAA or major commercial airlines and; significant ground traffic delays due to malfunctioned or overloaded systems). Such a widespread Y2K failure could have a material adverse impact on AirNet's business. AirNet intends to update the contingency plan throughout the remainder of 1999 as additional information regarding FAA and third party readiness is received.

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

Item 1.     Legal Proceedings.  Not Applicable

Item 2.     Changes in Securities and Use of Proceeds. Not Applicable

Item 3.     Defaults Upon Senior Securities.  Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders.

            (a) The Annual Meeting of Shareholders of the Company (the "Annual Meeting") was held on May 14, 1999. At the close of business on the record date March 22, 1999, 11,383,409 Common Shares were outstanding and entitled to vote at the Annual Meeting. At the Annual Meeting, 9,906,202 or 87.0% of the outstanding Common Shares entitled to vote, were represented in person or by proxy.

            (b)  Directors elected at the Annual Meeting:

                                    Gerald G. Mercer
                 For:               9,832,579
                 Withheld:             73,623        Broker non-vote:      -0-

                                   Roger D. Blackwell
                 For:               9,870,319
                 Withheld:             35,883        Broker non-vote:      -0-

                                  Tony C. Canonie, Jr.
                 For:               9,866,874
                 Withheld:             39,328        Broker non-vote:      -0-

                                  Russell M. Gertmenian
                 For:               9,842,673
                 Withheld:             63,529        Broker non-vote:      -0-

                                    J. F. Keeler, Jr.
                 For:               9,867,974
                 Withheld:             38,228        Broker non-vote:      -0-

            (c)  See Item 4(b) for voting results for directors.

            (d)  Not applicable.

Item 5.     Other Information. Not Applicable

Item 6.     Exhibits and Reports on Form 8-K.

            (a)  Exhibits:

                 Exhibit No.                      Description
                 -----------          --------------------------------------
                 Exhibit 27           Financial Data Schedule


            (b) Reports on Form 8-K:

                No reports on Form 8-K were filed during the three months ended June 30, 1999

                          AIRNET SYSTEMS, INC.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 6, 1999                By:   /S/ WILLIAM R. SUMSER
                                           --------------------------------
                                            William R. Sumser,
                                            Acting Chief Financial Officer
                                            (Duly Authorized Officer)
                                            (Principal Financial Officer)

                             AIRNET SYSTEMS, INC.

                              INDEX TO EXHIBITS



Exhibit No.                                     Description

     27              Financial Data Schedule.  Filed herewith.