Form 10-Q
period 1999-09-30
AIRNET SYSTEMS INC
filed 1999-11-10
CIK 1011696

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---
Common Shares, $.01 Par Value,
     Outstanding as of  November 1, 1999 - 11,410,619

                              AIRNET SYSTEMS, INC.

                 FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 1999

PART I:     FINANCIAL INFORMATION

     Item 1    Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of September 30, 1999 and
                December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

               Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 and 1998. . . . . . . . . . . . . . . . . . . 4

               Condensed Consolidated Statements of Cash Flows for the nine months ended
               September 30, 1999 and 1998 .  . . . . . . . . . . . . . . . . . . . . . . . . . . 5

               Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . 6

     Item 2    Management's Discussion and Analysis of Financial Condition
               and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

     Item 3    Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . .12

PART II:    OTHER INFORMATION

     Items 1 through 6. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14


                              AIRNET SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


In thousands, except share data                                    SEPTEMBER 30,      DECEMBER 31,
                                                                       1999               1998
                                                                   ------------       ------------
                                                                    (UNAUDITED)
                         ASSETS
Current assets:
     Cash and cash equivalents                                         $1,086             $1,142
     Accounts receivable:
        Trade, less allowances                                         16,235             13,077
        Shareholders, affiliates, and associates                          274                163
     Inventory and spare parts                                         10,822              9,386
     Taxes refundable                                                     377              2,001
     Deferred taxes                                                       113                  -
     Deposits and prepaids                                              2,152              2,748
                                                                    ---------          ---------
Total current assets                                                   31,059             28,517

Net property and equipment                                             84,086             78,817

Other assets:
     Goodwill, net of accumulated amortization                          8,008              8,237
     Other intangibles, net of accumulated amortization                   419                678
     Investment in partnerships and other                               2,413              2,490
     Start-up costs                                                         -              4,223
                                                                    ---------          ---------
Total assets                                                         $125,985           $122,962
                                                                    =========          =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $6,205             $5,930
     Salaries and related liabilities                                   2,887              1,284
     Accrued expenses                                                   2,148              3,889
     Deferred taxes                                                         -              1,814
     Current portion of notes payable                                      27                 26
                                                                    ---------          ---------
Total current liabilities                                              11,267             12,943

Notes payable, less current portion                                    36,359             35,480
Deferred tax liability                                                  6,064              4,865

Shareholders' equity:
     Preferred shares, $.01 par value; 10,000,000 shares
       authorized; and no shares issued and outstanding                     -                  -
     Common shares, $.01 par value; 40,000,000 shares
       authorized; and 12,753,000 shares issued at
       September 30, 1999 and December 31, 1998                           128                128
     Additional paid-in-capital                                        78,228             78,455
     Retained earnings                                                 13,826             11,423
     Treasury shares, 1,351,000 and 1,375,000 shares
       held at cost at September 30, 1999 and December 31,
       1998, respectively                                             (19,887)           (20,332)
                                                                    ---------          ---------
Total shareholders' equity                                             72,295             69,674
                                                                    ---------          ---------
Total liabilities and shareholders' equity                           $125,985           $122,962
                                                                    =========          =========

See notes to consolidated financial statements

                              AIRNET SYSTEMS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited


In thousands, except per share data
                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                              SEPTEMBER 30,                           SEPEMBER 30,
                                                         1999               1998                1999                1998
                                                      -----------        -----------         -----------          ----------
NET REVENUES
    Air transportation, net of excise tax
      Check delivery                                    $24,980            $24,311             $74,514             $70,097
      Express delivery                                    8,321              5,006              20,504              13,316
    Fixed base and other operations                         237                327                 809                 911
                                                      ---------          ---------           ---------            --------
Total net revenues                                       33,538             29,644              95,827              84,324

COSTS AND EXPENSES
    Air transportation                                   25,577             21,478              71,972              60,406
    Fixed base operations                                   288                243                 851                 616
    Selling, general and administrative                   5,408              3,399              12,931               8,340
                                                      ---------          ---------           ---------            --------
Total costs and expenses                                 31,273             25,120              85,754              69,362
                                                      ---------          ---------           ---------            --------
Income from operations                                    2,265              4,524              10,073              14,962
Acquisition termination charge                                -                  -                   -               2,350
Interest expense                                            582                327               1,801                 782
                                                      ---------          ---------           ---------            --------
Income before income taxes                                1,683              4,197               8,272              11,830
Provision for income taxes                                  690              1,678               3,381               4,704
                                                      ---------          ---------           ---------            --------
Income before cumulative effect of a change in
    accounting principle                                    993              2,519               4,891               7,126

Cumulative effect of writing off start-up
    costs, net of tax                                         -                  -              (2,488)                  -
                                                      ---------          ---------           ---------            --------
Net income                                                 $993             $2,519              $2,403              $7,126
                                                      =========          =========           =========            ========
Income per common share
    Income before cumulative effect of a change
        in accounting principle                           $0.09              $0.20               $0.43               $0.57
    Cumulative effect of writing off start-up
        costs                                                 -                  -               (0.22)                  -
                                                      ---------          ---------           ---------            --------
    Net income                                            $0.09              $0.20               $0.21               $0.57
                                                      =========          =========           =========            ========
Income per common share - assuming dilution
    Income before cumulative effect of a change
        in accounting principle                           $0.09              $0.20               $0.43               $0.56
    Cumulative effect of writing off start-up
        costs                                                 -                  -               (0.22)                  -
                                                      ---------          ---------           ---------            --------
    Net income                                            $0.09              $0.20               $0.21               $0.56
                                                      =========          =========           =========            ========


See notes to consolidated financial statements

                              AIRNET SYSTEMS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

In thousands                                                          NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    1999                1998
                                                                 ----------          ----------
Operating activities:
Net income                                                        $ 2,403             $ 7,126
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
     Cumulative effect of writing off start-up
     costs                                                          2,488                   -
     Depreciation                                                   8,438               7,490
     Deferred taxes                                                  (728)              3,685
     Amortization of intangibles                                      658                 610
     Provision for losses on accounts receivable                      285                 105
     Loss on disposition of assets                                     32                  39
     Cash provided by (used in) operating assets and
     liabilities:
         Accounts receivable                                       (3,555)             (1,475)
         Inventory and spare parts                                 (1,435)             (3,543)
         Prepaid expenses                                             596                (963)
         Start-up costs                                                 -                   -
         Accounts payable                                             276               2,967
         Accrued expenses                                          (1,742)               (239)
         Taxes payable                                              3,359              (3,922)
         Salaries and related liabilities                           1,602                (420)
         Other, net                                                    77              (1,998)
                                                                 --------             -------
Net cash provided by operating activities                          12,754               9,462

Investing activities:
Acquisition of Mercury Business Services, Inc., net of
cash acquired                                                           -              (1,761)
Acquisition of Data Air Courier, Inc., net of
cash acquired                                                           -                 (34)
Purchases of property and equipment                               (13,750)            (15,100)
Payments for covenants not  to compete                               (170)               (488)
Proceeds from sales of property and equipment                          12                  49
                                                                 --------             -------
Net cash used in investing activities                             (13,908)            (17,334)

Financing activities:
Proceeds from 1996 Incentive Stock Plan programs                      218               1,837
Net borrowings under the revolving credit facility                    900              14,800
Repayment of long-term debt                                           (20)                (17)
Purchase of treasury shares                                             -             (10,873)
                                                                 --------             -------
Net cash provided by financing activities                           1,098               5,747
                                                                 --------             -------
Net decrease in cash                                                  (56)             (2,125)
Cash and cash equivalents at beginning of period                    1,142               2,125
                                                                 --------             -------
Cash and cash equivalents at end of period                         $1,086                  $0
                                                                 ========             =======


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

The accompanying unaudited condensed consolidated financial statements include the accounts of AirNet Systems, Inc. and its subsidiaries. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the year ended December 31, 1998 consolidated financial statements of AirNet Systems, Inc. incorporated by reference in the Annual Report on Form 10-K (File No. 0-28428) for additional disclosures including a summary of AirNet's accounting policies, which have not changed except for the reclassification from prepaid expenses to property and equipment of certain engine repair and overhaul services under manufacturer service plans.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of interim periods. Certain prior period balances have been reclassified to conform with the current year presentation. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes thereto. Actual results could differ from those estimates.

2.   WRITE - OFF OF START-UP COSTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, Reporting the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the Company capitalized start-up costs associated with its premium products line of business. Effective July 1, 1998, the Company ceased capitalizing these costs and began amortizing the previously capitalized costs over five years. The Company adopted the provisions of the SOP as of January 1, 1999. The effect of the adoption of SOP 98-5 was to increase income before the cumulative effect of a change in accounting principle for the three months and nine months ended September 30, 1999 by $138,000 ($0.01 per common share - assuming dilution) and $414,000 ($.02 per common share - assuming dilution), respectively, and to record a charge for the cumulative effect of a change in accounting principle, effective January 1, 1999, of $2,488,000, net of taxes of $1,735,000 ($0.22 per common share, assuming dilution), to write off costs that had been capitalized prior to 1999.

3.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):


                                                                               Three Months Ended     Nine Months Ended
                                                                                  September 30,          September 30,
                                                                              --------------------   --------------------
                                                                                1999        1998       1999         1998
                                                                              --------    --------   --------     -------
Numerator:
  Income before the cumulative effect of a change
    in accounting principle                                                      $993      $2,519      $4,891       $7,126

  Net income                                                                     $993      $2,519      $2,403       $7,126

Denominator:
  Basic - weighted average shares outstanding                                  11,402      12,384      11,393       12,499

  Diluted
    Stock options - associates, officers, and directors                            18          55           6          151
                                                                              -------     -------     -------      -------
    Adjusted weighted average shares outstanding                               11,420      12,439      11,399       12,650

Income per common share - basic:
   Income before the cumulative effect of a change
     in accounting principle                                                     $.09        $.20        $.43         $.57

   Net income                                                                    $.09        $.20        $.21         $.57

Income per common share - assuming dilution:
   Income before the cumulative effect of a change
     in accounting principle                                                     $.09        $.20        $.43         $.56

   Net income                                                                    $.09        $.20        $.21         $.56


For the three months and nine months ended September 30, 1999, 759,000 and 809,000 stock options, respectively, were excluded from the diluted weighted average shares outstanding calculation, as their exercise prices exceeded the average fair market value of the related common shares for the periods.

                              AIRNET SYSTEMS, INC.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

Except for the historical information contained in this Form 10-Q, the matters discussed, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet's management, are forward-looking statements which involve risks and uncertainties. When used in this document, the words "anticipate", "estimate", "expect", "may", "plan", "project" and similar expressions are intended to be among statements that identify forward-looking statements. Such statements involve risks and uncertainties including, but not limited to, the following which could cause actual results to differ materially from any such forward-looking statement: potential changes by the FAA, which could increase the regulation of AirNet's business, or the Federal Reserve, which could change the competitive environment of transporting canceled checks; adverse weather conditions; the ability to attract and retain qualified pilots; technological advances and increases in the use of electronic funds transfers; the effective detection and remediation of Y2K issues by AirNet and its key third party vendors and suppliers, including the FAA and local airport air traffic control systems; as well as other economic and competitive factors affecting the market and prices of AirNet's Express delivery operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. AirNet undertakes no responsibility to update for changes related to these or any other factors that may hereafter occur.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues were $33.5 million for the three months ended September 30, 1999, an increase of $3.9 million, or 13.1%, over the same period of 1998. Revenues from check delivery increased $0.7 million, or 2.8%. The increase in check delivery revenues is primarily the result of new volume in the weekend program. The effect of price increases in January 1999 of approximately $0.5 million was offset by one less flying day in the 1999 quarter. Express delivery revenues increased $3.3 million, or 66.2%. Revenues from Mercury Business Services ("Mercury"), which was acquired by AirNet in August 1999, accounted for $0.8 million of the increase. Revenues from AirNet's premium services increased $2.0 million due to the addition of new sales contracts primarily in the just-in-time parts market and medical industry. Additionally, the ground transportation and charter services were up $0.8 million and $0.4 million, respectively. These increases were offset by decreases in other service revenues of $0.7 million.

Total costs and expenses were $31.3 million for the three months ended September 30, 1999, an increase of $6.2 million, or 24.5%, over the same period in 1998, resulting in income from operations of $2.3 million for the three months ended September 30, 1999, compared to $4.5 million for the same period of 1998. Air transportation expenses were up $4.1 million, or 19.1%. Selling, general and administrative expenses increased $2.0 million, or 59.1%, for the three month period.

Approximately $1.4 million of the increase in transportation costs, including ground courier costs, operational wages and related benefits, and commercial air freight cost, can be directly attributed to the addition of new sales contracts in the third quarter. In addition, fuel costs increased $0.7 million, or 26.6%, over prior year levels due to price increases. The addition of Mercury for a full quarter in 1999, versus a half quarter in 1998, accounted for approximately $0.5 million of the increases, and worker compensation costs are up over 1998 levels due to an increase in personnel and higher claims activity. Other operational costs increased as a result of the increase in Express Delivery volumes, particularly in the SDX (shipments via the commercial airlines) and ground categories, which operate at lower margins than the check delivery and ANX (shipments via the AirNet airline) services.

Selling, general and administrative expense increased $2.0 million. Of this amount, $1.1 million was due to one-time costs associated with management changes, personnel costs, and professional fees. In addition, AirNet has increased its Express sales staff and its administrative staff to support new sales initiatives.

Interest expense was $0.6 million for the quarter ended September 30, 1999, an increase of $0.3 million, over the 1998 quarter due to increased outstanding borrowings, of which $20.0 million had been used to fund the repurchase of common shares in the last half of 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues were $95.8 million for the nine months ended September 30, 1999, an increase of $11.5 million, or 13.6%, over the same period of 1998. Revenues from check delivery increased $4.4 million, or 6.3%. Of the increase in check delivery revenues, $1.4 million is attributable to price increases on weekday business effective January 1, 1999. Approximately $1.0 million can be attributed to volume increases in the weekday business and the remaining increase is primarily attributable to new volume in the weekend program.

Express delivery revenues increased $7.2 million, or 54.0%. Revenues from Mercury accounted for $4.3 million of the increase. Revenues from AirNet's premium services increased $3.7 million. Additionally, the ground transportation and charter services were up $0.9 million and $0.4 million, respectively. These increases were offset by decreases in standard, wholesale, and other service revenues of $2.1 million, which was a result of AirNet's strategic decision to decrease its wholesale and standard service business in late 1997 and early 1998, while emphasizing the premium services.

Total costs and expenses were $85.8 million for the nine months ended September 30, 1999, an increase of $16.4 million, or 23.6%, over the same period in 1998 resulting in income from operations of $10.1 million for the nine months ended September 30, 1999 compared to $15.0 million for the same period of 1998. Air transportation expenses were up $11.6 million, or 19.1%. Selling, general and administrative expenses increased $4.6 million, or 55.0%, for the nine month period. In addition, in the second quarter of 1998, AirNet incurred a $2.4 million charge in connection with the write-off of costs associated with the efforts to acquire Q International Courier, Inc. ("Quick"). The agreement with Quick was terminated in June, 1998.

Prior to the adoption of SOP 98-5, AirNet capitalized approximately $2.0 million of expenses related to start-up activities in the first half of 1998. Effective July 1, 1998, the Company ceased capitalizing these costs and began amortizing the previously capitalized costs over five years. The Company adopted the provisions of the SOP as of January 1, 1999. The effect of the adoption of SOP 98-5 was to record a charge for the cumulative effect of a change in accounting principle of $2.5 million, net of taxes of $1.7 million ($0.22 per common share), to expense costs that had been capitalized prior to 1999.

In addition to the effects of capitalizing $1.0 million of operations related start-up costs in the first half of 1998, the increase in air transportation costs, including ground courier costs, operational wages and related benefits, was primarily a result of infrastructure costs incurred in anticipation of growth in the express delivery area and the acquisition of Mercury. The costs associated with shipping packages with other integrators and on commercial airlines increased $3.1 million as a result of the addition of Mercury, increases in the weekend business, and premium service growth. The addition of new Express sales contracts in the third quarter of 1999 directly increased operational cost by $1.4 million. The increase in depreciation expense of $0.9 million, or 12.5%, is a reflection of the higher use of the jet fleet, thus increasing the depreciation expense on engines. Workers compensation cost are up over 1998 levels due to the increase in personnel and higher claims activity.

Selling, general and administrative expense increased partly due to the fact AirNet capitalized $1.0 million of sales, administrative and marketing costs associated with the start up of the premium services in the first half of 1998. One-time costs associated with management changes, personnel costs, and professional fees contributed $1.2 million to the increase, the addition of Mercury accounted for approximately $0.9 million of the increase, and AirNet has increased its Express sales staff and its administrative staff to support new sales initiatives. Amortization of intangibles increased $0.3 million primarily as a result of the addition of Mercury's goodwill and related intangibles.

Interest expense was $1.8 million for the nine months ended September 30, 1999, an increase of $1.0 million, over the 1998 period due to increased outstanding borrowings, of which $20.0 million had been used to fund the repurchase of common shares in the last half of 1998.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $12.8 million for the nine months ended September 30, 1999, compared to net cash provided by operating activities of $9.5 million for the same period in 1998. The increase is primarily the result of the costs incurred in 1998 associated with the termination of the Quick transaction and costs associated with start-up activities.

CURRENT CREDIT ARRANGEMENTS. AirNet maintains a credit agreement with a bank that provides a $50.0 million, five-year, unsecured revolving credit facility. The credit agreement limits the availability of funds to designated percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the credit agreement requires the maintenance of minimum net worth and cash flow levels, imposes limits on payments of dividends to 50% of net income and restricts the amount of additional debt. AirNet's outstanding balance at September 30, 1999 was $36.4 million, which is a $0.9 million increase over the balance at December 31, 1998.

In September 1999 the Company entered into two interest rate swap agreements with a bank as a hedge against the interest rate risk associated with borrowings. The swap agreements each have a notional amount of $5 million and effectively locked in a portion of the Company's variable rate revolving credit liability at fixed rates of 6.3% and 6.5%, respectively for a period of three years. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense in the statements of operations. The Company does not use derivative financial instruments for speculative purposes.

INVESTING ACTIVITIES. Capital expenditures totaled $13.8 million for nine months ended September 30, 1999 compared to $15.1 million for the same period in 1998. Of the total, $2.3 million was incurred for the purchase of one new aircraft. Substantially all of the remaining 1999 expenditures were incurred for aircraft inspections, major engine overhauls and related flight equipment. AirNet anticipates it will have approximately $17.0 million in total capital expenditures in 1999. AirNet anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers.

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

AirNet relies heavily on its own information systems, as well as significant third party vendors, governmental agencies and business partners (including, but not limited to, utilities, fuel suppliers, commercial airlines, the Federal Aviation Administration (FAA) and local airport authorities), whose Y2K non-compliance could have either a material or adverse effect on AirNet's business, financial conditions or results of operations, or involve a safety risk to team members and customers.

AirNet has completed assessment, renovation, testing and deployment phases of its internal systems (Information Technology (IT) and non-IT systems) for Y2K compliance. No changes or improvements to the systems were required as a result of the processes, which cost AirNet less than $0.1 million, paid from the operating cash flows of the Company.

AirNet has assessed the Y2K status and progress of third party vendors and suppliers that it heavily relies on for operational and administrative purposes. AirNet's assessment plan included: assessing vendor compliance status initially through questionnaires, tracking progress toward compliance, developing contingency plans, including identifying alternate suppliers, and follow-up to non-responses on questionnaires.

Based on the results of the Company's assessments, AirNet concluded that its vendors and suppliers, which are significant to AirNet's operations, do not anticipate interruptions of service to AirNet related to Y2K issues. As a result, AirNet has developed a contingency plan that focuses on most likely scenarios such as securing electricity through generators at the main hub facility in Columbus to ensure key information systems applications and phone service are available in the event of a power outage; the rerouting of aircraft from scheduled airport landings due to individual airport air traffic control failures; and the use of alternative commercial airline routes in the event commercial airlines reduce their flight schedules.

AirNet has also performed a review of its aircraft to ensure operational compliance with Y2K date-sensitive components. Based on representations from manufacturers, AirNet believes its aircraft and related components are in compliance with such measures. In addition, a recently released statement by the United States Department of Transportation (US DOT) states that the US DOT has achieved full Year 2000 compliance for its mission critical systems, including the FAA's air traffic control system. AirNet will continue to monitor future statements by the US DOT and FAA to determine the need and extent of contingency plan adjustments for air operations.

Although AirNet has addressed the potential issues most likely to affect the Company within its Y2K contingency plan, there can be no assurances that the plan will accommodate a widespread Y2K failure (including, but not limited to significant or extended power outages in Columbus, Ohio or nationwide; significant reduction or elimination of aircraft flights by the FAA or major commercial airlines; and significant ground traffic delays due to malfunctioned or overloaded systems). Such a widespread Y2K failure could have a material adverse impact on AirNet's business. AirNet intends to update the contingency plan throughout the remainder of 1999 as additional information regarding FAA and third party readiness is received.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INFLATION AND INTEREST RATES

The Company has not been significantly affected by inflation in recent years and anticipates that it will not be significantly affected by inflation in the fourth quarter of 1999. A material change in interest rates could have an impact on the Company's financial results, as the Company is presently paying a variable interest rate on a portion of its outstanding debt.

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

Item 2.    Changes in Securities and Use of Proceeds. Not Applicable

Item 3.    Defaults Upon Senior Securities.  Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders.  Not Applicable

Item 5.    Other Information. Not Applicable

Item 6.    Exhibits and Reports on Form 8-K.

             (a)  Exhibits:


                   Exhibit No.                Description
                  ------------          ---------------------------------------
                   Exhibit 27           Financial Data Schedule


             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended September 30, 1999

                              AIRNET SYSTEMS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  November 5, 1999       By:   /s/ William R. Sumser
                               -----------------------------------
                               William R. Sumser,
                               Acting Chief Financial Officer
                               (Duly Authorized Officer)
                               (Principal Financial Officer)

                              AIRNET SYSTEMS, INC.

                                INDEX TO EXHIBITS

        Exhibit No.                   Description
             27           Financial Data Schedule.  Filed herewith.