Form 10-K405
period 1999-12-31
AIRNET SYSTEMS INC
filed 2000-03-27
CIK 1011696

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1999

                                       OR

        (  )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .

                         Commission file number 1-13025

                              AirNet Systems, Inc.
             (Exact name of registrant as specified in its charter)

                               An Ohio Corporation
                  I.R.S. Employer Identification No. 31-1458309

                           3939 International Gateway
                              Columbus, Ohio 43219
               (Address of principal executive offices) (Zip Code)

                                  614-237-9777
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
    AirNet Systems, Inc. common shares, $.01 par value, are registered on the
                            New York Stock Exchange


Based on a closing sales price of $5.875 per share on March 3, 2000, the aggregate market value of the voting stock held by non-affiliates of AirNet Systems, Inc., was approximately $45,162,218. As of that date, 11,393,362 common shares of AirNet Systems, Inc., were issued and outstanding.

We have no securities registered under Section 12(g) of the Act. We are and for the past 90 days have been subject to certain filing requirements under Sections 13 and 15(d) of the Securities Exchange Act of 1934 and have filed all required reports during the preceding 12 months.

We are not aware of any delinquent filers for which disclosure must be made pursuant to Item 405 of Regulation S-K.

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 12, 2000, are incorporated by reference into
Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1  -  BUSINESS

Overview of AirNet's business

AirNet ExpressSM, the integrated national air transportation network of AirNet Systems, Inc., operates between 100 cities and 40 states and delivers over 20,000 time-critical shipments each working day. AirNet's check delivery service, which generates approximately 77% of AirNet's revenues, is the leading transporter of canceled checks and related information for the U.S. banking industry, meeting more than 2,200 daily deadlines. AirNet's Express service, which generates approximately 22% of AirNet's revenues, provides specialized, high priority delivery service for customers requiring late pick-ups and early deliveries combined with prompt, on-line delivery information. AirNet's fixed base operations, which account for approximately 1% of AirNet's revenues, offer retail aviation fuel sales and related ground services for customers in Columbus, Ohio.

AirNet currently operates a fleet of 119 aircraft (31 Learjets and 88 light twin engine aircraft), which fly approximately 110,000 miles per operating night, primarily Monday through Thursday. AirNet also provides ground pick-up and delivery services throughout the nation seven days per week, using a combination of company personnel and a network of over 300 independent contractors. AirNet uses its air and ground network to support its banking industry customers, as well as its Express delivery customers. AirNet also uses commercial airlines to provide SameDay delivery service for some of its banking and small package customers. Later pick-ups and earlier deliveries than those offered by other national carriers are the differentiating characteristics of AirNet's time-critical delivery network. In order to maintain this performance, AirNet uses a number of proprietary customer service and management information systems to track, sort, dispatch and control the flow of checks and small packages throughout AirNet's delivery system. Delivery times and selected shipment information are available on-line and through the Internet.

AirNet intends to capitalize on time-critical segments, such as medical, radioactive pharmaceutical and just-in-time inventories, in which its airline offers customers competitive advantages in their industries. The company's airline affords unique delivery capabilities to a limited number of shippers and it intends to broaden those capabilities and markets. AirNet believes that its flexible and reliable air network and its demonstrated expertise in providing time-critical deliveries to the banking industry for over 25 years position AirNet to provide these services.

AirNet Systems, Inc. was incorporated under the laws of the State of Ohio on February 15, 1996. AirNet's principal executive offices are located at 3939 International Gateway, Columbus, Ohio 43219, and its telephone number is (614) 237-9777. AirNet's website address is www.airnet.com.


Business strategy

The principal components of AirNet's operating and growth strategy are as follows:

Increase yields on aircraft

AirNet's fast and reliable fleet of aircraft is positioned around a highly efficient and flexible national route structure designed to facilitate late pick-up and early delivery times, minimize delays and simplify flight scheduling. AirNet's hub-and-spoke system, with a primary hub in Columbus, Ohio and several mini-hubs across the nation, allows AirNet to match the varying load capacities of its aircraft with the shipment weight and volume of each destination city and to consolidate shipments at its hubs. The hubs are located primarily in less congested regional airports. These locations, in conjunction with AirNet's off-peak departure and arrival times, provide easy take-offs and landings, convenient loading and unloading, and fast refueling and maintenance. AirNet intends to leverage the use of its aircraft by attracting high volume Express customers who benefit from the airline's multiple late night departures and early morning arrivals.

Focus on service for the radioactive pharmaceutical industry

In 1999, AirNet received an exemption certificate from the Department of Transportation (DOT 7060 Exemption) that allows its aircraft to transport increased volumes of certain radioactive materials. As one of only three carriers in the United States holding such an exemption, AirNet intends to aggressively market its services to producers of radioactive pharmaceuticals. These products have short half-lives, whereby the product's effectiveness and dosage potential are reduced exponentially over time. AirNet believes this 7060 Exemption, coupled with its multiple reflex hub system, gives its radioactive pharmaceutical customers a significant time and cost savings advantage over using other carriers.

Regionalize/Localize ground operations

AirNet is currently developing plans and procedures to shift a significant portion of the ground operations management to a regional and local basis from the current centralized management. AirNet believes that a more localized approach to the selection, dispatching and management of ground couriers will improve the ground system's efficiencies and help to minimize, and in some instances reduce, costs associated with the ground delivery system.

Flight operations

AirNet's flight operations are headquartered in Columbus, Ohio. AirNet utilizes an extensive screening process to evaluate potential pilots prior to hiring. These pilots meet stringent company qualifications, as well as all required Federal Aviation Administration requirements. All new pilots must satisfactorily complete a five-week training program conducted by AirNet's flight training staff prior to assignment of pilot duties. This training program includes one week of flight simulator training prior to any actual flight time in an aircraft, as well as intensive ground instruction. Additionally, new pilots typically apprentice as co-pilots in order to gain a familiarity with AirNet's route system and the unique demands of night flying.

AirNet's central dispatch system ties together all components of the air operation. Departure and arrival times are continuously updated, and weather conditions throughout the nation are constantly monitored. AirNet dispatchers remain in constant contact with pilots, outbased hub managers, fuelers, maintenance and ground delivery personnel to ensure that no gaps exist in the delivery process. AirNet also uses commercial airlines, primarily to transport shipments during the daytime and weekend hours when its aircraft typically do not operate. Operations personnel utilize FlightTrax, a computerized flight tracking system that allows them to track the status of every AirNet and commercial flight in the country and schedule ground pick-up and delivery personnel appropriately.

Aircraft fleet

AirNet owns and operates a fleet of 119 aircraft. AirNet's fleet was comprised of the following aircraft at December 31, 1999:

                                                  Maximum          Maximum          Maximum
                                                Payload (1)       Range (2)        Speed (3)
    Aircraft Type                   Number        (lbs.)         (n. miles)         (knots)
    -------------                   ------        ------         ----------         -------
    Learjets, Model 35/35A          27             4,200            2,000             440

    Learjets, Model 25               4             3,500            1,000             440

    Piper Navajo Chieftain          17             1,500              800             175

    Piper Aerostar                  12             1,000              900             190

    Beech Baron                     43             1,000              700             180

    Cessna 310                      16               900              600             170

----------------
(1) Maximum payload in pounds for a one-hour flight plus required fuel reserves.
(2) Maximum range in nautical miles, assuming zero wind, full fuel and full payload.
(3) Maximum speed in knots, assuming full payload.

The Learjet is among the fastest, most reliable and most fuel efficient small jet aircraft available in the world. Although not currently required by regulations, the Learjet 35 meets all Stage Three noise requirements currently being implemented across the country. The Learjet 25 is a smaller aircraft with slightly smaller payload and range capabilities. AirNet intends to modify its Learjet 25 aircraft with approved hush kits, allowing them to operate more quietly in respect to the noise-sensitive communities surrounding most airports or phase them out of scheduled operations and replace them with the more efficient Learjet 35 or other Stage Three compliant aircraft.

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

AirNet acquires and operates pre-owned aircraft, typically between 20 and 25 years old. These aircraft are reasonably priced and are relatively modern, as they have undergone no significant design changes in the last 25 years. Further, when appropriately maintained these aircraft show little or no evidence of erosion in performance.

Aircraft maintenance is also headquartered in Columbus. This facility operates 24 hours a day, 365 days a year. AirNet employs over 75 experienced aircraft and avionics technicians in eight separate locations across the country (Columbus, Dallas, Denver, Hartford, Minneapolis, New Orleans, Philadelphia and San Diego), performing all levels of maintenance from 100-hour inspections on its light twin engine aircraft to 7,200-hour/12-year inspections on its fleet of Learjets. AirNet has an in-house engine shop where some of the piston engines are overhauled on-site, thereby reducing aircraft downtime and controlling costs. Avionics trouble-shooting and repair, performed internally by AirNet since 1989, also provide for maximum efficiency and minimum aircraft downtime for its entire fleet.

Ground support operations

Shipments are typically picked up by AirNet couriers and delivered to the originating airport where shipments are loaded into aircraft by AirNet ground crews. Upon arrival at the main hub in Columbus,

Ohio, packages are off-loaded, fine sorted by destination and reloaded onto the aircraft. During the thirty to forty minute sort period, the aircraft is refueled by AirNet ground support personnel. Fueling operations include trained fuelers and ground support equipment, including six fuel trucks and approximately 86,500 gallons of fuel storage capacity. Outbased fueling of aircraft is typically performed by contracted fixed base operators at the local airports.

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

AirNet provides delivery service for three sets of banking deadlines and customized express deadlines designed around customer needs. Basic deadlines, which have a 9:30 p.m. - 10:00 p.m. hub time in Columbus, provide delivery service between 12:01 a.m. and 2:00 a.m. to approximately the northeastern third of the nation. Premium deadlines, which have an 11:00 p.m. - 11:30 p.m. hub time in Columbus and Charlotte, provide delivery service at approximately 3:00 a.m. to the eastern half of the nation. Finally, City deadlines, which have a 4:00 a.m. - 5:30 a.m. hub time in Columbus, provide delivery service at approximately 8:00 a.m. to all cities served by the network. AirNet prices these services based on the tier of service and by the pound on a customer-by-customer basis.

AirNet operates a fleet of approximately 250 ground transportation vehicles, all of which it owns. Vehicles range in size from passenger cars to full-sized vans. AirNet also rents lightweight trucks for certain weekend ground routes. In addition, AirNet uses a network of over 300 vendors and independent contractors to further augment its ground delivery network. Dispatching functions related to ground delivery services have historically been centralized out of the Columbus, Ohio hub. However, in 1999, AirNet began dispatching for some of the larger metropolitan areas out of the local offices. Based on the improved efficiencies obtained, AirNet intends to continue this migration to more localized dispatching in the future.

AirNet's SameDay service provides canceled check delivery services to banking customers meeting daytime banking deadlines and to other Express customers requiring next-flight-out timing. These shipments are typically picked up by AirNet couriers and transported via commercial airlines to destination cities, where AirNet couriers accept the packages and deliver them to the destinations.

Customers

The highly specialized needs of AirNet's customer base combined with AirNet's performance level over the years have resulted in a high level of customer retention in the check delivery area. This customer retention level, in turn, creates a level of stability in AirNet's revenue base that allows for product development and continued dedication of resources to providing the highest possible level of service to customers. The U.S. banking industry, including commercial banks, savings banks and Federal Reserve banks, represents AirNet's largest category of customers and in 1999 accounted for approximately 77% of its revenues. This customer list represents over 50 of the nation's largest bank holding companies. AirNet's time-critical canceled check delivery service allows its banking customers to offer competitive products and pricing. Express delivery customers, which accounted for 22% of AirNet's 1999 revenues, include industrial and service corporations, entertainment companies, medical companies, national integrated carriers and consolidating freight forwarders. Although AirNet maintains a base of Express delivery customers who ship nightly and have a high level of retention, it is also expanding its services to retail customers who tend to ship less frequently. Bank of America represented 10.4% of total net revenues. No other single customer accounted for more than 10% of AirNet's fiscal 1999 revenues.

Human Resources

AirNet believes it has achieved a significant competitive advantage within its industry through its major commitment to human resources. All levels of AirNet's management strive to operate within the spirit of AirNet's core values, which are: (i) Accountability, (ii) Honesty, Integrity, Trust and Respect, (iii) Quality Performance, (iv) Open and Free Communication, (v) Team Management Style, and (vi) Remember to Enjoy Life It is a Gift!

All AirNet personnel are part of the company-wide drug-testing program. Management believes this program, which goes beyond the requirements of AirNet's regulators, helps to ensure the highest possible performance levels. The management training and professional development seminars are periodically held for, and attended by, all levels of company personnel. AirNet also aggressively compensates for performance, with excellent performance recognized and rewarded through a company-wide incentive-based compensation program.

Associates

The chart below summarizes AirNet's workforce at December 31, 1999, 1998 and 1997. AirNet's associates are not represented by any union or covered by any collective bargaining agreement. AirNet has experienced no work stoppages and believes that its relationship with associates is good.

                                                 As of December 31,
      Department                           1999          1998           1997
                                       ----------    -----------    ----------
      Management/Administration             335           249            206
      Flight                                160           164            179
      Maintenance                            77            73             73
      Driver/Courier/Ramp/Sort              713           724            765
                                       ----------    -----------    ----------
         Total                            1,285         1,210          1,223

Competition

The air and ground courier industry is highly competitive. AirNet's primary competitor in the transportation of cancelled checks is the Federal Reserve's Check Relay Network. The actions of the Federal Reserve are regulated by the Monetary Control Act, which requires the Federal Reserve to price its services at actual cost plus a private sector adjustment factor. AirNet believes that the purpose of the Monetary Control Act is to curtail the possibility of predatory pricing by the Federal Reserve when it competes with the private sector. No assurance beyond the remedies of law can be given that the Federal Reserve will comply with the Monetary Control Act.

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

AirNet competes with commercial airlines and numerous other carriers in its Express delivery business. AirNet estimates its market share in this industry at less than 1%. AirNet believes that this market represents a significant expansion opportunity for ultra time-critical shipments requiring later pick-ups or earlier deliveries than are typically provided by major integrators and freight forwarders. AirNet believes that it is in an excellent position to leverage the use of its unique air network system, its proprietary information technology and its historically high on-time performance level to compete in this market.

Regulation

AirNet is regulated under Part 135 of the Federal Aviation Regulations by the Federal Aviation Administration. Additionally, AirNet obtained a 7060 exemption from the U.S. Department of Transportation which allows transportation of increased volumes of certain radioactive materials on AirNet's airline. AirNet holds nationwide general commodities authority from the Interstate Commerce Commission to operate as a common carrier on an interstate basis within the contiguous 48 states. AirNet's delivery operations are subject to various state and local regulations, and in many instances, require permits and licenses from state authorities.

AirNet believes that it has all permits, approvals and licenses required to conduct its operations and that it is in compliance with applicable regulatory requirements relating to its operations. AirNet's failure to comply with the applicable regulations could result in substantial fines or possible revocation of one or more of AirNet's operating permits.

Environmental matters

AirNet believes that compliance with applicable laws and regulations governing environmental matters has not had, and is not expected to have, a material effect on AirNet's capital expenditures, operations or competitive position. Although AirNet believes that it is in compliance with all applicable noise level regulations and is working proactively with various local governments to minimize noise issues, future noise pollution regulations could require the replacement of several of AirNet's aircraft.

ITEM 2  -  PROPERTIES

AirNet owns its corporate and operational headquarters at 3939 International Gateway in Columbus, Ohio. The building sits on land owned by the Port Authority of Columbus. AirNet has a 25-year land lease with the Port Authority, which expires on December 31, 2009 and contains a 20 year renewal option. The complex has 80,000 square feet, of which AirNet utilizes approximately 70,000 square feet. The remainder is subleased to unrelated third parties. AirNet's headquarters is currently used for operations, aircraft maintenance, vehicle maintenance, general and administrative functions, and training.

AirNet leases additional space at 4700 East Fifth Avenue, also located on Port Authority land. The space is used for administrative support personnel. AirNet operates at approximately 40 additional locations throughout the country. These locations, which are leased from unrelated third parties, generally include office space and/or a section of the lessor's hangar or ramp.

For additional information concerning AirNet's leases, see Note 7 to AirNet's Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

ITEM 3  -  LEGAL PROCEEDINGS

On January 29, 1999, AirNet agreed to settle a lawsuit filed by Q International Courier, Inc. and its shareholders (collectively, "Quick") in connection with the termination of the agreement to acquire Quick. Quick had filed an action on August 28, 1998 in the United States District Court for the Southern District of New York (Case No. 98 CIV. 6129) alleging misappropriation of trade secrets and confidential information and breach of the acquisition agreement between the parties. Quick sought injunctive relief, monetary relief and punitive damages. AirNet filed motions to dismiss all of the claims which were pending when the parties settled the action. Under the terms of the settlement, neither AirNet nor Quick admitted any wrongdoing or liability regarding the claims. AirNet recorded a $3.2 million charge as of December 31, 1998 for settlement costs and related litigation fees incurred.

There are no other pending legal proceedings involving AirNet other than routine litigation incidental to its business. In the opinion of AirNet's management, these proceedings should not, individually or in the aggregate, have a material adverse effect on AirNet's results of operations or financial condition.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

Executive officers of the registrant

The following table identifies the executive officers of AirNet as of March 3, 2000. The executive officers serve at the pleasure of the Board of Directors.

Name                          Age                        Positions
----                          ---                        ---------
Gerald G. Mercer              52       Chairman of the Board and Chief Executive
                                       Officer
Joel E. Biggerstaff           43       President and Chief Operating Officer
William R. Sumser             44       Chief   Financial   Officer, Treasurer,
                                       Vice President, Finance and Secretary
Jeffery B. Harris             40       Vice President, Bank Sales
Guy S. King                   47       Vice President, Express Sales
Craig A. Leach                43       Vice President, Information Systems
Wynn D. Peterson              36       Vice President, Corporate Development
Kendall W. Wright             52       Vice President, Bank Sales

Gerald G. Mercer has served as Chairman of the Board and Chief Executive Officer of AirNet since founding the company in 1974. He was President of AirNet from 1974 to 1999. He won Ohio's "Entrepreneur of the Year" Award in 1996 and has been a member of the Young Presidents' Organization since 1986. Effective April 1, 2000, Mr. Mercer will transfer his CEO responsibilities to Mr. Biggerstaff, but will remain as Chairman of the Board.

Joel E. Biggerstaff has served as AirNet's President and Chief Operating Officer since August 1999. He will replace Mr. Mercer as Chief Executive Officer, effective April 1, 2000. Prior to joining AirNet, Mr. Biggerstaff served as President of the Southern Region of Corporate Express Delivery Systems, a national expedited distribution service, from February 1998 through July 1999. From September 1996 through February 1998, Mr. Biggerstaff provided transportation consulting services and prior to September 1996, he held various positions within Ryder System, Inc., including Regional Vice President and General Manager.

William R. Sumser has served AirNet as the Chief Financial Officer since January 1, 2000, as Treasurer since March 1999, as the Vice President, Finance and Secretary since March 1996. He also served as Controller from 1988 through 1999.

Jeffery B. Harris has served AirNet as Vice President, Bank Sales since October, 1997. Prior to joining AirNet in June 1996 as the Relationship Manager for Banking Sales, Mr. Harris served as Vice President and Senior Transit Product Manager for Mellon Bank, N.A. from 1994 to 1996.

Guy S. King has served as Vice President, Express Sales for AirNet since 1989. Prior to 1989, Mr. King served AirNet in numerous functions dating back to 1976, including dispatcher and pilot, before eventually founding AirNet's Express delivery division in 1984. Mr. King has served on the Board of Directors of the Air Courier Conference of America since 1993.

Craig A. Leach was named Vice President of Information Systems effective January 2000. Mr. Leach established AirNet's Information Systems Department in 1985 and was named Director of Information Systems in 1996.

Wynn D. Peterson, CFA, has served as Vice President of Corporate Development since February 2000. He joined AirNet in 1997 as Manager of Corporate Development. Prior to joining AirNet, Mr. Peterson served as a Portfolio Manager for Deseret Mutual from 1993 to 1997.

Kendall W. Wright has served as Vice President, Bank Sales for AirNet since
1988.

                                     PART II


ITEM 5  -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common shares of AirNet Systems, Inc. trade on the New York Stock Exchange under the symbol "ANS". The table below sets forth the high and low sales prices of the common shares reported for the periods indicated.


                                       1999                      1998
         Quarter ended            High      Low              High       Low
         -------------            ----      ---              ----       ---
        March 31                $14.38     $6.63           $29.38     $20.81
        June 30                  14.00      7.50            29.19      16.00
        September 30             13.88      9.00            17.81      14.12
        December 31               9.56      4.63            16.31      11.69

AirNet has not paid any dividends on its common shares and does not intend to pay any such dividends in the foreseeable future. AirNet anticipates using future earnings to finance operations and future growth and development. Restrictive covenants in AirNet's revolving credit facility impose limitations on the payment of dividends. These covenants prohibit AirNet from paying cash dividends on its common shares in excess of 50% of net income.

On March 3, 2000, there were approximately 2,000 holders of AirNet common shares, based upon the number of holders of record and the number of individual participants in certain security position listings.

ITEM 6 - SELECTED FINANCIAL DATA

                                                                                                                      Three Months
Statement of Operations Data                                             Years Ended                 Years Ended          Ended
(in thousands, except per share data)                                    December 31,                September 30,      December 31,
                                                                ------------------------------   ---------------------   -----------
                                                                  1999       1998        1997      1996         1995       1996
Net Revenues
     Check delivery                                              $98,951    $93,206    $80,707   $65,025      $58,264    $16,811
     Express delivery                                             28,714     19,109     15,660    13,864       12,424      3,614
     Fixed base and other operations                               1,033      1,366      1,395     1,063        1,007        366
-----------------------------------------------------------------------------------------------------------------------------------
Total net revenues                                               128,698    113,681     97,762    79,952       71,695     20,791
-----------------------------------------------------------------------------------------------------------------------------------

Costs and Expenses
     Air transportation                                           97,315     82,793     66,031    53,797       49,246     14,383
     Fixed base operations                                         1,089        853      1,101     1,033          956        309
     Selling, general, and administrative                         17,237     13,782      8,551    11,875       13,418      1,916
-----------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                         115,641     97,428     75,683    66,705       63,620     16,608
-----------------------------------------------------------------------------------------------------------------------------------

Income from operations                                            13,057     16,253     22,079    13,247        8,075      4,183

Acquisition termination charge (Note 1)                                -      5,570          -         -            -          -
Interest expense                                                   2,477      1,336        109     1,072        1,469         10
Offering-related, non-recurring expenses (Note 2)                      -          -          -    13,704            -          -

-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                 10,580      9,347     21,970    (1,529)       6,606      4,173
-----------------------------------------------------------------------------------------------------------------------------------

Income tax expense (benefit), net (Note 3)                         4,308      3,711      8,767     4,200          (13)     1,688

-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of accounting change        6,272      5,636     13,203    (5,729)       6,619      2,485
-----------------------------------------------------------------------------------------------------------------------------------

Cumulative effect of accounting change, net of tax (Note 4)       (2,488)         -          -         -            -          -

-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                 $3,784     $5,636    $13,203   ($5,729)      $6,619     $2,485
-----------------------------------------------------------------------------------------------------------------------------------

Income per common share
     Income before cumulative effect of accounting change          $0.55      $0.46      $1.05
     Cumulative effect of accounting change, net of tax            (0.22)         -          -
     Net income                                                    $0.33      $0.46      $1.05

Income per common share - assuming dilution
     Income before cumulative effect of accounting change          $0.55      $0.46      $1.04
     Cumulative effect of accounting change, net of tax            (0.22)         -          -
     Net income                                                    $0.33      $0.46      $1.04

Pro forma information - unaudited (Note 5)
     Net income (loss) before taxes                                                              ($1,529)      $6,606
     Pro forma adjustments, other than income taxes                                                4,429        7,367
     Pro forma income taxes                                                                        5,618        5,589
     Pro forma net income (loss)                                                                 ($2,718)      $8,384

     Pro forma net income (loss) per share
     - basic and assuming dilution                                                                ($0.34)       $1.43

Adjusted pro forma information - unaudited
     Pro forma net income (loss)                                                                 ($2,718)      $8,384
     Effects of eliminating offering-related,
          non-recurring expense, net of tax (Note 2)                                              12,681            -


     Adjusted pro forma net income                                                                $9,963       $8,384

     Adjusted pro forma net income per share (Note 6)                                              $0.80        $0.67

Balance Sheet Data
(in thousands)

Total assets                                                    $127,477   $127,129   $103,986   $75,866      $49,929    $79,495
Total debt                                                        33,948     35,506      9,730       197       19,431        111
Shareholders' equity                                              73,751     69,674     80,260    66,287       20,875     70,719

Note 1 Represents costs incurred as a result of the termination of a planned acquistion of Q International Courier, Inc. ("Quick"). The agreement was terminated in June, 1998, resulting in a $2.4 million charge related to costs incurred during merger negotiations and a $3.2 million charge related to the settlement of a lawsuit filed by Quick.

Note 2 Represents non-cash, non-recurring expenses incurred as a result of the Company's initial public offering (the "Offering"), effective May 31, 1996.

Note 3 Prior to the Company's Offering, it operated as an S corporation under the Internal Revenue Code for tax purposes and, consequently, was not subject to federal and certain state income taxes, except for the portion of income (loss) related to the operations of Express Convenience Center, Inc.

Note 4  See Note 2 to AirNet's Consolidated Financial Statements included in
        Item 8, Financial Statements and Supplementary Data for pro forma disclosure relating to prior periods presented.

Note 5 Includes pro forma adjustments related to the Offering. Such adjustments reflect restructured executive compensation plans, the elimination of a deferred compensation plan, the reduction of interest expense and the termination of a covenant not to compete and corresponding payments as if the events occurred at the beginning of the period. All such changes were effective with the consummation of the Offering on May 31, 1996.

Note 6 Assumes shares issued in the Offering were outstanding for the entire period.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

AirNet's consolidated financial statements have been and will be affected by the following factors:

Acquisitions

On August 11, 1998, AirNet acquired all of the outstanding common stock of Mercury Business Services, Inc., an Express delivery management service located in Boston, Massachusetts, for 117,647 AirNet common shares and approximately $2.0 million cash.

AirNet completed three acquisitions in 1997. On January 30, 1997, all of the outstanding shares of Express Convenience Center, Inc., a national small package forwarder, were acquired for 145,953 AirNet common shares. The transaction was accounted for as a pooling-of-interests. Consequently, all financial data has been restated to reflect the operations of ECC. On June 6, 1997, AirNet acquired all of the outstanding shares of Pacific Air Charter, Inc., a regional airline in the business of transporting canceled checks, for $0.4 million cash. On July 31, 1997, AirNet acquired all of the outstanding shares of Data Air Courier, Inc., a national transporter of canceled checks and small packages through a ground delivery network and commercial airlines, for approximately $4.0 million cash.

The results of operations of Mercury, PAC and Data Air have been included in the financial data since the respective dates of the acquisitions.

Acquisition Termination Charge

On June 17, 1998, AirNet announced that it had terminated an agreement to acquire Q International Courier, Inc. ("Quick"). AirNet incurred $2.4 million of costs in conjunction with this termination, all of which were expensed upon the termination of the agreement. Subsequent to the termination of the agreement, AirNet agreed to settle a lawsuit filed by Quick in connection with the termination of the acquisition. Settlement and litigation costs related to the suit totaled approximately $3.2 million and were fully expensed as of December 31, 1998.

Start-Up Costs

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, Reporting on the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, AirNet capitalized start-up costs associated with its premium products line of business. Effective July 1, 1998, the company ceased capitalizing these costs and began amortizing the previously capitalized costs over five years. The company adopted the provisions of the SOP in its financial statements as of January 1, 1999.

Results of Operations

Year ended December 31, 1999 compared to year ended December 31, 1998

Total net revenues were $128.7 million for the twelve months ended December 31, 1999, an increase of $15.1 million, or 13.2%, over the twelve months ended December 31, 1998. Net revenues from check delivery increased $5.7 million, or 6.2%. This increase was comprised of $1.9 million related to price increases in 1999 and $1.6 million related to operating a full year of the Federal Reserve weekend program, which was introduced in the fourth quarter of 1998. In addition, net revenues increased due to one additional flying day in 1999 compared to 1998, and increased business activity from both new and existing customers.

Net revenues from Express delivery increased $9.6 million, or 50.3%, from 1998 to 1999. Of this increase, $4.2 million was due to a whole year of Mercury operations versus a partial year in 1998, as Mercury was acquired in August 1998. $5.3 million of the increase in Express revenue was due to growth in premium product shipments requiring specialized AirNet line-haul service, SameDay commercial airline service or hazardous material handling. These increases were offset by lower revenue from wholesale customers (freight forwarders) and customers requiring less time-critical standard service as AirNet continued its sales emphasis on premium services.

Total costs and expenses were $115.6 million in 1999, an increase of $18.2 million, or 18.7%, over 1998. This resulted in income from operations of $13.1 million in 1999, compared to $16.3 million in 1998. Air transportation expenses rose $14.5 million, or 17.5%.

In addition to the effects of capitalizing $0.8 million of start-up costs related to the Express business in the first half of 1998 and expensing such costs as incurred in 1999, air transportation costs increased to support growth in the Express delivery area and the addition of Federal Reserve shipments to the weekend program. Wages and benefits were up $2.5 million and ground courier costs were up $3.0 million due to additional personnel to support the increased weekend operations and Express business growth. Aircraft fuel costs were up 11.3%, or $1.1 million, compared to 1998 as jet and piston fuel prices rose significantly during 1999. Outside services were up $0.3 million due to outsourced routes related to pilot shortages. Depreciation expense was up $1.3 million, or 12.8%, primarily due to aircraft overhauls, engine additions and inspections in late 1998 and 1999. Other expense increased $5.2 million primarily due to a $1.5 million increase in workers' compensation costs, $2.9 million increase in commercial freight expense related to a full year of Mercury operations and significant increases in bank and Express shipments shipped via the commercial airlines.

Selling, general and administrative expenses increased by $3.5 million, or 25.1%, compared to 1998. $0.9 million of this increase was a result of expensing start-up costs as incurred in 1999 compared to capitalizing start-up costs in the first half of 1998. Increased expenses of $2.5 million in the administrative payroll areas were a result of the addition of personnel to support growth in AirNet's Express service, a full year of Mercury operations, and the hiring of a new president. Commission expense increased in conjunction with Express revenue growth. Additionally, bad debt expense increased $0.4 million due to a dispute with one customer. $0.9 million of the selling, general and administrative increase was related to the use of outside consultants. These increases were offset by decreases in officer severance packages and the one-time cost of a consulting study related to the call center in 1998.

In 1998, AirNet incurred a $5.6 million charge in connection with the write-off of costs associated with the efforts to acquire Quick and the settlement of a related lawsuit. The impact of the one-time $5.6 million charge decreased fully diluted net income per share by $0.27 in 1998. Settlement of the litigation and write-off of the acquisition costs were recorded as of December 31, 1998 resulting in no impact to the 1999 financial results.

Interest costs were $2.5 million in fiscal 1999, compared to $1.3 million in 1998. AirNet increased the average outstanding balance on its revolving credit facility in 1999 primarily as the result of the $20 million stock buyback program executed in the second half of 1998.

AirNet recorded tax expense of $4.3 million for fiscal 1999 compared to $3.7 million for fiscal 1998.

Year ended December 31, 1998 compared to year ended December 31, 1997

Net revenues were $113.7 million for the twelve months ended December 31, 1998, an increase of $15.9 million, or 16.3%, over the twelve months ended December 31, 1997. Net revenues from check delivery increased $12.5 million, or 15.5%. This included $4.4 million which can be attributed to price increases effective January 1, 1998 and approximately $6.9 million from the Data Air and PAC acquisitions being in place for a full year. The balance of the increase can be attributed to the introduction of a weekend delivery program in April, 1997 and increased business activity from both new and existing customers during 1998. AirNet operated its full air system 199 days in both 1998 and 1997.

Net revenues from Express delivery increased $3.4 million, or 22.0%, from fiscal 1997 to fiscal 1998. Approximately $2.8 million of the increase was due to the addition of Mercury in 1998. An increase of $4.0 million in premium product shipments requiring LateNight or SameDay service was offset by a $3.2 million decrease in the services provided to wholesale customers (freight forwarders) and customers requiring less time-critical standard services. This decrease resulted from AirNet's strategic decision to decrease its wholesale and standard service business in late 1997 and early 1998 and emphasize the LateNight and SameDay services.

Total costs and expenses, prior to the acquisition termination charge, were $97.4 million in fiscal 1998, an increase of $21.7 million, or 28.7%, over fiscal 1997. This resulted in income from operations of $16.3 million in fiscal 1998, compared to $22.1 million in fiscal 1997. Air transportation expenses rose $16.8 million, or 25.4%, while selling, general and administrative expenses increased $5.2 million, or 61.2%, for the fiscal year.

Air transportation costs increased primarily as a result of the acquisitions and infrastructure costs in anticipation of growth in the Express delivery area. The greatest effect of the infrastructure buildup occurred in ground courier operations where overall wages increased $4.9 million, of which approximately $2.1 million can be attributed to the full year of Data Air operations, compared to five months in 1997. Healthcare costs were up $1.5 million over 1997 levels due to the addition of covered personnel and an anomaly of claims experienced in the third and fourth quarter. The costs associated with shipping packages on the commercial airlines increased $4.7 million due to the addition of Mercury, the full year of Data Air operations and the increase in the volume of SameDay shipments experienced in the Express service business. Aircraft maintenance and fuel expenses remained flat over 1997 levels, despite an 11.3% increase in flight hours, due to the unusually good flying weather experienced in 1998 and lower fuel prices. Depreciation increased $1.7 million, or 20.8%, primarily due to the increase in aircraft, from 113 at December 31, 1997 to 119 at December 31, 1998, additional vehicles acquired through the Data Air acquisition and the purchase of AirNet's main operational facility in October, 1997. AirNet also experienced a pilot shortage, which impacted its operations in the last half of 1998, requiring it to charter routes with third party operators. The impact of the pilot shortage was approximately $0.5 million for fiscal 1998.

In the selling, general and administrative area, payroll and related expenses increased $1.0 million primarily due to the addition of personnel in fiscal 1998. A commission plan was established in the first quarter for Express delivery sales, resulting in $0.5 million of increased expense over the prior year. AirNet incurred a $0.3 million loss related to the Check Exchange System, Co. and $0.5 million for the defense and ultimate settlement of two lawsuits related to issues surrounding the acquisition of Float Control, Inc. and a non-related covenant not to compete dispute. AirNet also incurred costs associated with the separation package for an officer who announced his resignation in December, 1998. In addition, AirNet utilized outside consultants, especially in the second half of 1998, to assist in the improvement of its Express delivery call center. AirNet also began amortizing start-up costs associated with the Express delivery initiative in the third quarter of 1998. Total amortization for start-up costs in 1998 was $0.5 million.

In addition, AirNet incurred a $5.6 million charge in connection with the write-off of costs associated with the efforts to acquire Quick and the settlement of a related lawsuit. The impact of the one-time $5.6 million charge decreased fully diluted net income per share by $0.27 in 1998.

Interest costs were $1.3 million in fiscal 1998, compared to $0.1 million in 1997. AirNet began borrowing on its line of credit in late 1997 and utilized a portion of such borrowings to fund the repurchase of $20.0 million of common shares in the second half of 1998.

AirNet recorded tax expense of $3.7 million for fiscal 1998 on income for the period compared to $8.8 million for fiscal 1997.

Liquidity and Capital Resources

Cash flow from operating activities

Net cash flow from operating activities was $19.5 million for the year ended December 31, 1999, compared to $12.0 million for the year ended December 31, 1998.

Current credit arrangements

AirNet maintains a credit agreement with a bank that provides a $50.0 million, three-year, unsecured revolving credit facility. The credit agreement limits the availability of funds to specified percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the credit agreement requires the maintenance of minimum net worth and cash flow levels, imposes limits on payments of dividends to 50% of net income and restricts the amount of additional debt.

Investing activities

Capital expenditures totaled $17.6 million for the year ended December 31, 1999 compared to $18.7 million for fiscal 1998. Approximately $2.3 million was incurred in connection with the purchase of a new aircraft and approximately $15.0 million was incurred for flight related equipment, engines and inspections. The remainder was incurred primarily for delivery vehicles, furniture and fixtures, and computer equipment and related software. AirNet anticipates it will spend approximately $20.0 million on capital items in 2000 and will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers.

The company announced a stock repurchase program in February 2000 for up to $3.0 million of its common shares. Management and the Board of Directors believe that AirNet's common shares represent an excellent value and an appropriate investment. Purchases of these common shares will be made over time in the open market or through privately negotiated transactions.

AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

Seasonality and Variability in Quarterly Results

AirNet's operations historically have been somewhat seasonal and dependent on the number of banking holidays falling during the week. Because financial institutions are currently the company's principal customers, AirNet's air system is scheduled primarily around the needs of financial institution customers. When financial institutions are closed, there is no need for AirNet to operate a full system. AirNet's quarter ending December 31 is often the most impacted by bank holidays (including Thanksgiving and Christmas). When these holidays fall on Monday through Thursday, AirNet's revenues and net income are adversely affected. AirNet's annual results fluctuate in response to the number of banking holidays.

Operating results are also affected by the weather. AirNet generally experiences higher maintenance costs during its first quarter ending March 31. Winter weather requires additional costs for de-icing, hangar rental and other aircraft services.

Selected Quarterly Data

The following is a summary of the unaudited quarterly results of operations for the quarterly periods ended (in thousands, except per share data):

                                                               Quarters Ended,
                                           ---------------------------------------------------------
                                              March         June         September      December
                                               31            30              30            31
                                           ------------  ------------  ------------- ---------------
                  1999
Net revenues                                   $30,522       $31,766        $33,538        $32,872
Income from operations                           3,510         4,298          2,265          2,984
Income before cumulative effect of
     accounting change                           1,714             -              -              -
Cumulative effect of accounting
     change, net of tax                        (2,488)             -              -              -
                                           ------------  ------------  ------------- ---------------
Net income (loss)                               ($774)        $2,184           $993         $1,381

Income per share
     Income before cumulative effect of
          accounting change                       $.15          $.19           $.09           $.12
     Cumulative effect of accounting
          change, net of tax                     (.22)             -              -              -
                                           ------------  ------------  ------------- ---------------
     Net income (loss)                           (.07)           .19            .09            .12

Income per share - assuming dilution
     Income before cumulative effect of
          accounting change                        .15           .19            .09            .12
     Cumulative effect of accounting
          change, net of tax                     (.22)             -              -              -
                                           ------------  ------------  ------------- ---------------
     Net income (loss)                          ($.07)          $.19           $.09           $.12

                  1998
Net revenues                                   $26,571       $28,108        $29,644        $29,357
Income from operations                           4,910         5,528          4,524          1,291
                                           ------------  ------------  ------------- ---------------
Net income (loss)                               $2,854        $1,753         $2,519       ($1,490)

Income per share
     Net income (loss)                            $.23          $.14           $.20         ($.13)

Income per share - assuming dilution
     Net income (loss)                            $.22          $.14           $.20         ($.13)

Inflation

Historically, inflation has not been a significant factor to AirNet. Although the value of AirNet's service to its primary customers is enhanced by higher interest rates, the volume of business has not changed historically with fluctuating interest rates. AirNet has attempted to minimize the effects of inflation on its operating results through rate increases and cost controls.

Fuel Surcharge/Rebate Program

AirNet maintains a fuel surcharge/rebate program for its check delivery customers. Under this program, as the OPIS-CMH (Ohio Price Information Service - Columbus, Ohio Station) price of jet fuel exceeds $0.75 per gallon, customers are surcharged. In turn, if the OPIS-CMH price falls below $0.60 per gallon, the same customers receive a rebate. Due to the recent increases in fuel prices, AirNet has implemented a 2% temporary fuel surcharge to its Express customers, effective February 6, 2000. The company intends to rescind the surcharge when fuel prices return to lower, more stabilized levels.

Year 2000 Impact on Information Systems and Operations

In prior years, AirNet discussed the nature and progress of its plans to become Year 2000 ready. In 1999, the company completed the remediation and testing of its systems. As a result of those planning and implementation efforts, the company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The company is not aware of any material problems resulting from Year 2000 issues, either with its services, its internal systems, or the products and services of third parties. The company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Forward-Looking Statements

Certain matters discussed in this Form 10-K, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet's management, are forward-looking statements which involve risks and uncertainties. When used in this document, the words "anticipate", "estimate", "expect", "may", "plan", "project" and similar expressions are intended to be among statements that identify forward-looking statements. These statements involve risks and uncertainties such as the following, in addition to other factors not listed, which could cause actual results to differ materially from any forward-looking statement: potential changes by the FAA, which could increase the regulation of AirNet's business, or the Federal Reserve, which could change the competitive environment of transporting canceled checks; adverse weather conditions; the ability to attract and retain qualified pilots; technological advances and increases in the use of electronic funds transfers; AirNet's ability to successfully complete and integrate acquisition targets; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet's markets, prices and other facets of its operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. AirNet undertakes no responsibility to update for changes related to these or any other factors that may hereafter occur. The following factors, in addition to those factors listed above and other possible factors not listed, could affect AirNet's actual results and cause such results to differ materially from those expressed in forward-looking statements:

Competition

The market for express air and ground delivery service is highly competitive. AirNet's bank services division competes primarily against the Federal Reserve Bank's Check Relay Network, which has significantly greater financial and other resources than AirNet. The Federal Reserve is regulated by the Monetary Control Act of 1980, which in general requires that the Federal Reserve price its services on a cost basis plus a set percentage private sector market adjustment factor. Failure by the Federal Reserve to comply with the Monetary Control Act could have an adverse competitive impact on AirNet. In addition, there can be no assurance that the Monetary Control Act will not be amended, modified or repealed, or that new legislation affecting AirNet's business will not be enacted. Although major participants in the next-day and second-day air delivery market (such as UPS and FedEx) have also entered the business of SameDay and early morning delivery, they have not had a material adverse effect on AirNet's business to date. However, there can be no assurance that these competitors will not have a material adverse effect in the future.

Technology

Some analysts have predicted that the increased use of electronic funds transfers will lead to a "checkless society," which could adversely affect the demand for AirNet's check delivery services to the financial services industry. In addition, some financial services industry analysts have predicted the development of various forms of imaging technology that could reduce or eliminate the need for prompt delivery of canceled checks. Similarly, technological advances in the nature of "electronic mail" and "telefax" have affected the demand for on-call delivery services by express delivery customers. While none of these technological advances have had a significant adverse impact on AirNet's business to date, there can be no assurances that these or similar technologies, or other regulatory or technological changes in the check clearance and national payment systems, will not have an adverse affect on AirNet's business in the future.

Risks Related to Growth Through Acquisitions

AirNet intends to continue to evaluate potential acquisitions, primarily in the check delivery and express delivery areas. Growth through acquisition involves substantial risks, including the risk of improper valuation of the acquired business and the risk of inadequate integration. There can be no assurances that the suitable acquisition candidates will be available, that AirNet will be able to acquire or profitably manage such additional companies or that future acquisitions will produce returns that justify the investment. In addition, AirNet may compete for acquisitions and expansion opportunities with companies that have significantly greater resources than the company.

AirNet may finance future acquisitions by using common shares for all or a portion of the consideration to be paid, which may result in substantial dilution to the current holders of the common shares. In the event the common shares do not maintain a sufficient valuation, or potential acquisition candidates are unwilling to accept the common shares as part of the consideration for the sale of their businesses, AirNet may be required to utilize more of its cash resources, if available, in order to pursue its acquisition strategy. If AirNet does not have sufficient cash resources through working capital or its current credit facility, its growth potential could be limited and its existing operations could be impaired unless it is able to obtain additional capital through future debt or equity financing. There can be no assurance that AirNet will be able to obtain additional financing or that, if available, this financing will be on terms acceptable to the company.

Permits and Licensing; Regulation

AirNet's delivery operations are subject to various federal, state and local regulations that in many instances require permits and licenses. Failure by AirNet to maintain required permits or licenses, or to comply with the applicable regulations, could result in substantial fines or possible revocation of the company's authority to conduct certain of its operations. Furthermore, acquisitions by AirNet could be impeded by delays in obtaining approvals for the transfer of permits or licenses, or failure to obtain such approvals.

AirNet's flight operations are regulated by the FAA under Part 135 of the Federal Aviation Regulations. Among other things, these regulations govern permissible flight and duty time for aviation flight crews. The FAA is currently contemplating certain changes in flight and duty time guidelines, which, if adopted, could increase AirNet's operating costs. These changes, if adopted, could also require AirNet and other operators regulated by the FAA to hire additional flight crew personnel. In addition, Congress, from time to time, has considered various means, including excise taxes, to raise revenues directly from the airline industry to pay for air traffic control facilities and personnel. There can be no assurances that Congress will not change the current federal excise tax rate or enact new excise taxes, which could adversely affect AirNet's business.

ITEM 7A  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business. AirNet's primary market risk exposure relates to interest rate risk. At December 31, 1999, the company had a balance of $33.9 million on its revolving credit facility. This facility bears interest at the company's option of a fixed rate determined by the Eurodollar rate, a negotiated rate or a floating rate. Assuming borrowings at December 31, 1999, a one hundred basis point change in interest rates would impact net interest expense by approximately $339,000 per year. In 1999, the company entered into two interest rate swap agreements with a bank as a hedge against the interest rate risk associated with borrowings. The swap agreements each have a notional amount of $5.0 million and effectively locked in a portion of the company's variable rate revolving credit liability at fixed rates of 6.3% and 6.5% plus a margin based on the company's funded debt ratio. These swap agreements contain a three year term.

ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

Shareholders and Board of Directors
AirNet Systems, Inc.

We have audited the accompanying consolidated balance sheets of AirNet Systems, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirNet Systems, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



/s/ Ernst & Young LLP

Columbus, Ohio
February 18, 2000

AIRNET SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share data

                                                                        December 31,
                                                                      1999          1998
                                                                    ---------    ---------
ASSETS
Current assets:
     Cash and  cash equivalents                                     $   1,667    $   1,142
     Accounts receivable:
        Trade, less allowances of $598 and $290 at                     14,919       13,077
             December 31, 1999 and 1998, respectively
        Shareholders, affiliates, and associates                          154          163
     Inventory and spare parts                                         10,426        9,386
     Taxes refundable                                                   2,382        4,199
     Deferred taxes                                                       934        1,969
     Deposits and prepaids                                              1,733        2,748
                                                                    ---------    ---------
Total current assets                                                   32,215       32,684

Net property and equipment                                             84,733       78,817

Other assets:
     Goodwill, net of accumulated amortization of $715 and $371
           at December 31, 1999 and 1998, respectively                  7,920        8,237
     Other intangibles, net of accumulated amortization of $2,264
           and $1,918 at December 31, 1999 and 1998, respectively         375          678
     Investment in partnership and other                                2,234        2,490
     Start-up costs                                                      --          4,223
                                                                    ---------    ---------
Total assets                                                        $ 127,477    $ 127,129
                                                                    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                               $   5,203    $   5,930
     Salaries and related liabilities                                   2,792        1,284
     Accrued expenses                                                   1,206        3,889
     Deferred taxes                                                       196        2,282
     Current portion of notes payable                                      29           26
                                                                    ---------    ---------
Total current liabilities                                               9,426       13,411

Notes payable, less current portion                                    33,919       35,480
Deferred tax liability                                                 10,381        8,564

Shareholders' equity:
     Preferred shares, $.01 par value; 10,000 shares
       authorized; and no shares issued and outstanding                    --           --
     Common shares, $.01 par value; 40,000 shares authorized;
       and 12,753  shares issued at December 31, 1999 and 1998            128          128
     Additional paid-in-capital                                        78,182       78,455
     Retained earnings                                                 15,207       11,423
     Treasury shares, 1,343 and 1,375 shares held at cost
        at December 31, 1999 and 1998, respectively
                                                                      (19,766)     (20,332)
                                                                    ---------    ---------
Total shareholders' equity                                             73,751       69,674
                                                                    ---------    ---------
Total liabilities and shareholders' equity                          $ 127,477    $ 127,129
                                                                    =========    =========

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data

                                                                                         Year Ended December 31,
                                                                                     1999          1998         1997
                                                                                   ---------    ---------   ---------
NET REVENUES
  Air  transportation,  net of excise tax of $3,592,  $3,106, and
  $2,113 for the years ended December 31, 1999, 1998, and 1997:
   Check delivery                                                                  $  98,951    $  93,206   $  80,707
   Express delivery                                                                   28,714       19,109      15,660
  Fixed base and other operations                                                      1,033        1,366       1,395
                                                                                   ---------    ---------   ---------
Total net revenues                                                                   128,698      113,681      97,762
                                                                                   ---------    ---------   ---------

COSTS AND EXPENSES
  Air transportation
   Wages and benefits                                                                 16,389       13,871      11,253
   Aircraft fuel                                                                      11,307       10,160      10,176
   Aircraft maintenance                                                                7,625        7,407       7,489
   Ground couriers and outside services                                               25,438       21,301      14,817
   Depreciation                                                                       11,391       10,101       8,363
   Other                                                                              25,165       19,953      13,933
  Fixed base operations                                                                1,089          853       1,101
  Selling, general and administrative                                                 17,237       13,782       8,551
                                                                                   ---------    ---------   ---------
Total costs and expenses                                                             115,641       97,428      75,683
                                                                                   ---------    ---------   ---------
Income from operations                                                                13,057       16,253      22,079
Acquisition termination charge                                                          --          5,570        --
Interest expense                                                                       2,477        1,336         109
                                                                                   ---------    ---------   ---------
Income before income taxes                                                            10,580        9,347      21,970
Provision for income taxes                                                             4,308        3,711       8,767
                                                                                   ---------    ---------   ---------
Income before cumulative effect of accounting change                                   6,272        5,636      13,203

Cumulative effect of accounting change, net of tax                                    (2,488)        --          --

                                                                                   ---------    ---------   ---------
Net income                                                                         $   3,784    $   5,636   $  13,203
                                                                                   ---------    ---------   ---------
Income per common share

  Income before cumulative effect of accounting change                             $    0.55    $    0.46   $    1.05
  Cumulative effect of accounting change, net of tax
                                                                                       (0.22)        --          --
                                                                                   ---------    ---------   ---------
  Net income                                                                       $    0.33    $    0.46   $    1.05
                                                                                   ---------    ---------   ---------
Income per common share - assuming dilution
  Income before cumulative effect of accounting change                             $    0.55    $    0.46   $    1.04
  Cumulative effect of accounting change, net of tax                                   (0.22)        --          --
                                                                                   ---------    ---------   ---------
  Net income                                                                       $    0.33    $    0.46   $    1.04
                                                                                   ---------    ---------   ---------

  See notes to consolidated financial statements

AIRNET SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

                                                                           Year Ended December 31,
                                                                        1999         1998        1997
                                                                       --------    --------    --------
Operating activities
Net income                                                             $  3,784    $  5,636    $ 13,203
Adjustments to reconcile net income to net cash
provided by operating activities:
  Cumulative effect of accounting change                                  2,488        --          --
  Depreciation                                                           11,525      10,209       8,431
  Amortization of intangibles                                               789       1,067         353
  Deferred taxes                                                            766       4,218       5,169
  Provision for losses on accounts receivable                               504         150          84
  Loss on disposition of assets                                             102          55         616
  Cash provided by (used in) operating assets and liabilities:
   Accounts receivable                                                   (2,338)     (1,574)     (2,589)
   Inventory and spare parts                                             (1,040)     (3,333)     (1,005)
   Prepaid expenses                                                       1,015         112      (2,004)
   Start-up costs                                                          --        (2,165)     (2,522)
   Accounts payable                                                        (727)      1,448        (149)
   Salaries and related liabilities                                       1,508        (324)       (546)
   Accrued expenses                                                      (2,684)      2,168         857
   Taxes payable                                                          3,553      (6,423)      2,386
   Other, net                                                               257         742        (308)
                                                                       --------    --------    --------
Net cash provided by operating activities                                19,502      11,986      21,976

Investing activities

Acquisition of Mercury Business Services, Inc., net of cash acquired       --        (1,827)       --
Acquisition of Pacific Air Charter, Inc., net of cash acquired             --          --          (240)
Acquisition of Data Air Courier, Inc., net of cash acquired                --           (34)     (4,123)
Acquisition of Midway Aviation, Inc., net of cash acquired                 --          --           (53)
Purchases of property and equipment                                     (17,639)    (18,706)    (30,062)
Payments for covenants not  to compete                                     (170)       (540)       (105)
Proceeds from sales of property and equipment                                96         415         592
                                                                       --------    --------    --------
Net cash used in investing activities                                   (17,713)    (20,692)    (33,991)

Financing activities
Proceeds from 1996 Incentive Stock Plan Programs                            293       1,947       2,100
Net borrowings (repayments) under the revolving credit facility          (1,500)     25,800       9,500
Repayment of long-term debt                                                 (57)        (24)     (1,560)
Proceeds from the issuance of long-term debt                               --          --           230
Purchase of treasury stock                                                 --       (20,000)     (5,762)
                                                                       --------    --------    --------
Net cash provided by (used in) financing activities                      (1,264)      7,723       4,508
                                                                       --------    --------    --------

Net increase (decrease) in cash                                             525        (983)     (7,507)
Cash and cash equivalents at beginning of year                            1,142       2,125       9,632
                                                                       --------    --------    --------
Cash and cash equivalents at end of year                               $  1,667    $  1,142    $  2,125
                                                                       ========    ========    ========


See notes to consolidated financial statements

AIRNET SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

In thousands

                                                              Common Shares
                                                           -------------------   Additional
                                                           Number of              Paid-in    Retained    Treasury
                                                            Shares     Amount     Capital    Earnings    Shares      Total
                                                           --------   --------   --------    --------    --------    --------
Balance December 31, 1996                                    12,621   $    126   $ 78,009    ($ 7,416)   $   --      $ 70,719
     Net income                                                --         --         --        13,203        --        13,203
     Exercise stock options                                     128          1      1,821        --          --         1,822
     Exercise stock options with treasury shares               --         --         (104)       --           329         225
     Issuance of Common Shares - Associate Stock
       Purchase Program                                           4          1         52        --          --            53
     Purchase treasury shares                                  --         --         --          --        (5,762)     (5,762)
                                                           --------   --------   --------    --------    --------    --------
Balance December 31, 1997                                    12,753        128     79,778       5,787      (5,433)     80,260

     Net income                                                --         --         --         5,636        --         5,636
     Exercise stock options with treasury shares               --         --         (685)       --         2,184       1,499
     Issuance of treasury shares - Associate Stock
       Purchase Program                                        --         --          (34)       --           315         281
     Issuance of treasury shares- acquisition of Mercury       --         --         (604)       --         2,427       1,823
     Issuance of treasury shares - associate stock bonus       --         --         --          --           175         175
     Purchase treasury shares                                  --         --         --          --       (20,000)    (20,000)
                                                           --------   --------   --------    --------    --------    --------
Balance December 31, 1998                                    12,753        128     78,455      11,423     (20,332)     69,674

     Net income                                                --         --         --         3,784        --         3,784
     Issuance of treasury shares - Associate Stock
       Purchase Program                                        --         --         (273)       --           566         293
                                                           --------   --------   --------    --------    --------    --------
Balance December 31, 1999                                    12,753   $    128   $ 78,182    $ 15,207    ($19,766)   $ 73,751
                                                           ========   ========   ========    ========    ========    ========

See notes to consolidated financial statements

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Certain 1997 and 1998 balances have been reclassified to conform with the 1999 presentation.

Revenue Recognition

Revenue on air transportation services is recognized when the packages are delivered to their destination. Revenue on fixed based operations is recognized when the maintenance services are complete or fuel is delivered.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market value.

Accounts Receivable

For 1999, approximately 77% and 66% of the company's revenues and related receivables, respectively, were generated from customers within the banking industry. The company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The company establishes an allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends and other information.

Inventory and Spare Parts

Inventory and spare parts are valued at the lower of cost (weighted average method) or market. At December 31, 1999, the balance included a Learjet, valued at $3,891,000, held for resale.

Property and Equipment

Property and equipment are stated at cost. Engines, overhauls and major inspections, which have been capitalized and included in flight equipment, are depreciated and amortized on the basis of hours flown. Airframes, other flight equipment and other property and equipment (primarily furniture and equipment, leasehold improvements and vehicles) are depreciated using the straight-line method over the estimated useful lives of the assets, as summarized below:

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

The company prepays certain engine repair and overhaul services under manufacturer service plans. Such prepaid balances, which are capitalized at the time the maintenance is performed, are included as other property and equipment and were $2,991,000 and $2,398,000 at December 31, 1999 and 1998, respectively.

Investment in Subsidiary

AirNet wholly owns Float Control, Inc., which holds a 19% interest in the Check Exchange System Co. ("CHEXS"). Float Control accounts for its investment in CHEXS under the equity method of accounting. At December 31, 1999 and 1998, Float Control's recorded investment in CHEXS was $2,065,000 and $2,337,000, respectively.

Income Taxes

The company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under the liability method, deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Goodwill

Goodwill is amortized on a straight-line basis over 25 years. The company's policy is to periodically review its goodwill and other long-lived assets based upon the evaluation of such factors as the occurrence of a significant adverse event of change in the environment in which the business operates or if the expected future cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses.

Financial Instruments

The company uses interest rate swaps for the purpose of hedging its exposure to fluctuations in interest rates. The swaps meet the requirements designation and correlation for use of the accrual method of accounting. Differentials in the swapped amounts are recorded as adjustments of the underlying periodic cash flows that are being hedged. The fair values of the Company's financial instruments approximate their carrying values at December 31, 1999 and 1998.

Intangibles

Intangibles include non-competition agreements, which are being amortized on the straight-line method over periods ranging from one to 15 years.

Segment Reporting

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting and disclosure standards for an enterprise's operating segments. SFAS 131 became effective for fiscal years beginning after December 15, 1997. The Company has historically not segregated costs between its bank and Express operations. Management has evaluated the standard and determined that, due to accounting system limitations, it is impracticable to report segment information. The Company is modifying its accounting systems and will begin reporting segment information in the first quarter of fiscal year 2000.

Effect of New Accounting Standards

The FASB issued SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, in June 1998 and SFAS No. 137, Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, in June 1999, which are effective for the Company beginning in the first quarter of 2001. The statements require that all derivatives be recorded in the balance sheet as either assets or liabilities and be measured at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company has not determined what impact these statements will have on its consolidated financial statements.

Supplemental Cash Flow Data

Cash paid for interest was $2,411,000, $1,236,000 and $109,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Cash paid for taxes was $559,000, $6,078,000 and $1,312,000 for the year ended December 31, 1999, 1998 and 1997.

2.      Write Off of Start-up Costs

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, Reporting on the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the company capitalized start-up costs associated with its premium products line of business. Effective July 1, 1998, the company ceased capitalizing such costs and began amortizing the previously capitalized costs over five years. The company adopted the provisions of the SOP in its financial statements as of January 1, 1999, which resulted in the write-off of unamortized start-up costs at that time. Had the company accounted for start-up costs under SOP 98-5 for all years presented, its net income and net income per share would have been the following:

                                       1999            1998              1997
                                    -----------    -------------    ------------

Proforma net income                  $6,272,000     $4,632,000       $11,715,000
     -per share (assuming dilution)       $0.55          $0.37             $0.92

3.      Acquisitions

Effective August 11, 1998, the company acquired all of the outstanding common stock of Mercury Business Services, Inc. ("Mercury"), an express delivery management service located in Boston. The company accounted for the acquisition under the purchase method of accounting. The purchase price of the acquisition included $1,827,000 in cash (net of cash acquired) and approximately 118,000 AirNet common shares and resulted in goodwill of $3,544,000, which is being amortized over 25 years, and covenants not to compete totaling $300,000. The covenants not to compete are amortized over the terms of the agreements, which range from two to three years. The acquired assets and assumed liabilities have been recorded at their estimated fair values as of August 11, 1998. The company's consolidated financial statements include the results of operations of Mercury since the purchase date. The pro forma results of operations for this acquisition would not have been significantly different than those presented for AirNet.

Effective July 31, 1997, the company acquired all of the outstanding common stock of Data Air Courier, Inc. ("Data Air"), whose primary business involved the nationwide transportation of canceled checks between clearing banks through the use of company-owned ground vehicles, independent agents and commercial airlines. The company accounted for the acquisition under the purchase method of accounting. The purchase price of the acquisition totaled approximately $4,157,000 and resulted in goodwill of approximately $3,718,000, which is being amortized over 25 years. The company also entered into several covenants not to compete totaling $170,000, which are being amortized over their respective terms, which range from one to five years. The acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of July 31, 1997. The company's consolidated financial statements include the results of operations of Data Air since the purchase date. The pro forma results of operations for AirNet and Data Air as though they were combined as of the beginning of the period ended December 31, 1997 are presented as follows: Net revenues of $106,787,000, net income of $12,879,000, net income per share of $1.02 and net income per share assuming dilution of $1.01.

Effective June 6, 1997, the company acquired all of the outstanding common stock of Pacific Air Charter, Inc. ("PAC") for approximately $240,000 in cash, net of cash acquired. PAC operated a fleet of eight aircraft, primarily transporting canceled checks between clearing banks along the West Coast. The company accounted for the acquisition under the purchase method of accounting. The purchase resulted in goodwill of approximately $171,000, which is being amortized over 25 years. The company also entered into a five year covenant not to compete for $40,000. The acquired assets and assumed liabilities, including goodwill, have been recorded at their estimated fair values as of June 6, 1997. The company's consolidated financial statements include the results of operations of PAC since the purchase date. The pro forma results of operations for this acquisition would not have been significantly different than those presented for AirNet.

Effective January 30, 1997, the company acquired Express Convenience Center, Inc. d/b/a ECC Worldwide Services ("ECC") in a business combination accounted for as a pooling-of-interests. ECC's primary services included small package delivery services within the United States and certain other countries. All of the stock of ECC was exchanged for approximately 146,000 AirNet common shares. The company also entered into three covenant not-to-compete agreements for a total of $205,000, which are being amortized over three- and five-year periods.

4.      Property and Equipment

Property and equipment consisted of the following at December 31:

                                                    1999                1998
                                                 ------------       ------------
Flight equipment                                 $130,432,000       $114,494,000
Other property and equipment                       20,803,000         20,279,000
                                                 ------------       ------------
                                                  151,235,000        134,773,000
Less accumulated depreciation                      66,502,000         55,956,000
                                                 ============       ============
Net property and equipment                       $ 84,733,000       $ 78,817,000
                                                 ============       ============


5.      Notes Payable

The company had borrowings as follows at December 31:

                                                     1999                 1998
                                                   -----------       -----------
Term notes                                         $   148,000       $   206,000
Revolving credit facility                           33,800,000        35,300,000
                                                   -----------       -----------
                                                    33,948,000        35,506,000
Current portion of notes payable                        29,000            26,000
                                                   ===========       ===========
Long-term portion of notes payable                 $33,919,000       $35,480,000
                                                   ===========       ===========

The company's credit agreement provides the company with a $50,000,000 unsecured revolving credit facility. The agreement has a five-year term and is scheduled to expire on August 1, 2003. The agreement may be extended in one-year increments at any point through August 1, 2003. The agreement bears interest at the company's option of a fixed rate determined by the Eurodollar rate, a negotiated rate or a floating rate, plus a margin based on the company's funded debt ratio. The floating rate is based on the sum of (a) a margin plus (b) the greater of (i) the prime rate and (ii) the sum of .5% plus the federal funds rate in effect from time to time. The credit agreement limits the availability of funds to certain specified percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the credit agreement requires the maintenance of certain minimum net worth and cash flow levels, imposes certain limitations on payments of dividends and restricts the amount of additional debt.

In September 1999, the company entered into two interest rate swap agreements with a bank as a hedge against the interest rate risk associated with borrowings. The swap agreements each have a notional amount of $5,000,000 and effectively lock in a portion of the company's variable rate revolving credit liability at fixed rates of 6.3% and 6.5% plus a margin based on the company's funded debt ratio. These swap agreements are in effect for a period of three years. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to the interest expense in the statements of operations. The company does not use derivative financial instruments for speculative purposes.

In conjunction with purchase of the company's operations facility in October, 1997, the company issued a $263,000 note. The terms of the note require monthly principal and interest payments of $4,000 through 2005 and the note is collateralized by the facility.

6.      1996 Incentive Stock Plan

In May 1996, the company adopted the AirNet Systems, Inc. 1996 Incentive Stock Plan (the "Plan"). The Plan was last amended on August 19, 1999. The Plan provides for the issuance of incentive and non-qualified stock options, restricted stock and performance shares and a stock purchase plan (collectively "Awards"). The Plan also provides for the grant of stock options to outside directors. The maximum number of common shares available for issuance under the Plan is 1,650,000 through 2006. The Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms and conditions applicable to the Awards. The exercise price of each option equals the market price of a common share on the date of grant. An option's maximum term is ten years (five years for ISO's granted to 10% shareholders). Option vesting periods range from vesting upon grant to vesting over four years.

The company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its associate stock options. Under APB 25, because the exercise price of the company's associate stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the company had accounted for its associate stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

                                                   1999      1998     1997
                                                 -------    ------   ------

Risk free interest rate                            6.5%      6.5%      6.5%
Volatility factor of expected market price
     of the company's common shares               50.0%     54.5%     59.1%
Weighted average expected life
     of options (years)                            6.88      7.55      7.88

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The company's pro forma information follows for the years ended December 31:

                                         1999            1998            1997
                                      ----------      ----------     -----------
Net income, adjusted for FAS 123      $2,647,000      $4,668,000     $11,587,000
                                      ----------      ----------     -----------
Net income per share, adjusted
for FAS 123:
     Basic                                 $.23            $.38           $ .92
     Assuming dilution                      .23             .38             .91


A summary of the company's stock option activity and related information follows (in thousands, except price per share data) for the years ended December 31:


                                          1999                 1998                 1997
                                   -------------------  -------------------  -------------------
                                            Weighted             Weighted             Weighted
                                            Average              Average              Average
                                            Exercise             Exercise             Exercise
                                   Shares     Price     Shares     Price     Shares     Price
                                   -------  ----------  -------  ----------  -------  ----------
 Outstanding at beginning of
      period                          789      $16.14      651      $14.28      523      $14.18
 Granted                              422        9.62      288       19.32      282       14.40
 Exercised                               -           -    (106)      14.11    (145)       14.17
 Canceled                                       12.04      (44)      14.12                14.12
                                      (53)                                      (9)
                                   =======              =======              =======
 Outstanding at end of period       1,158       13.95      789       16.14      651       14.28
                                   =======              =======              =======

 Options exercisable at end of
      period                          662       14.82      532       14.99      587       14.28

 Weighted average fair value of
      options granted during the
      period                            -       $7.33        -      $12.59        -       $9.96


The following summarizes information about stock options outstanding as of December 31, 1999:

                        Options Outstanding                            Options Exercisable
  ---------------------------------------------------------------- -----------------------------
                                      Weighted-Averag             a                             ge
                                       Remaining     Weighted-Aver                Weighted-Avera
   Range of Exercise     Number of    Contractual      Exercise    geNumber of      Exercise
        Prices            Options     Life (Years)      Price         Options         Price
  -------------------- -------------- -------------  ------------- -------------- --------------
     Less than $10.00        385,240           9.4          $9.61         72,430          $9.58
        $10.01-$15.00        465,025           6.2          14.15        452,225          14.20
        $15.01-$20.00        206,200           8.4          17.33         75,400          17.08
        $20.01-$25.00        102,000           8.4          22.64         62,100          22.69
                       ==============                              ==============
                           1,158,465           7.9         $13.95        662,155         $14.82
                       ==============                              ==============

7.      Lease Obligations

The company leases facility space at various locations throughout the United States. The company incurred lease expense of $1,560,000, $1,092,000, and $1,149,000 for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, future minimum lease payments by year and in the aggregate under non-cancelable operating leases with initial or remaining terms exceeding one year are as follows:
2000 - $89,000; 2001 - $56,000.

8.      Related Party Transactions

In October 1997, the company purchased its corporate and operational headquarters for $4,100,000 from its President and majority shareholder, which represented fair market value as determined by an independent appraisal. In addition to the building, the company assumed the shareholder's land lease with The Port Authority of Columbus which expires on December 31, 2009 and contains a 20-year renewal option. Total rent expense incurred under the facility lease prior to the company's purchase from this shareholder was $864,000 for the year ended December 31, 1997. The company believes the terms of this lease and purchase were no less favorable than those reasonably available from unaffiliated third parties.

9.      Retirement Plan

The company has a 401(k) retirement savings plan. All associates who have completed a minimum of six months of service may contribute up to 15% of their eligible annual earnings to the plan. The company may elect, at its discretion, to make matching and profit-sharing contributions. The company's contribution expense related to the plan totaled $529,000, $457,000, and $379,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

10.     Income Taxes

Income taxes are summarized as follows for the years ended December 31:

                                    1999           1998             1997
                               --------------- --------------  --------------
 Current:
    Federal                        $1,594,000     $1,299,000     $ 3,058,000
    State and local                    63,000        230,000         540,000
                               --------------- --------------  --------------
                                    1,657,000      1,529,000       3,598,000

 Deferred:
    Federal                           759,000      1,855,000       4,394,000
    State and local                   157,000        327,000         775,000
                               --------------- --------------  --------------
                                      916,000      2,182,000       5,169,000
                               =============== ==============  ==============
                                   $2,573,000     $3,711,000      $8,767,000
                               =============== ==============  ==============

Significant components of the company's deferred tax liabilities and assets are as follows at December 31:


                                                       1999            1998
                                                   ------------    ------------
Long-term deferred tax asset:
     Alternative minimum tax credits               $  3,406,000    $  2,047,000
Long-term deferred tax liabilities:
     Property and equipment                         (11,840,000)     (8,698,000)
     Intangible assets                               (1,947,000)     (1,913,000)
                                                   ============    ============
Net long-term deferred tax liabilities             ($10,381,000)   ($ 8,564,000)
                                                   ============    ============

Current deferred tax assets:
     Health insurance reserves                     $    168,000    $     82,000
     Workers compensation reserves                      265,000               -
     Allowance for bad debt reserves                    236,000         116,000
     Operating loss carryforwards                             -       1,662,000
     Other                                              265,000         109,000
                                                   ------------    ------------
Total current assets                                    934,000       1,969,000

Current deferred tax liabilities:
     Prepaid expenses                                  (172,000)       (362,000)
     Start-up costs                                           -      (1,689,000)
     Other                                              (24,000)       (231,000)
                                                   ------------    ------------
Total current liabilities                              (196,000)     (2,282,000)
                                                   ------------    ------------
Net current deferred tax assets (liabilities)      $    738,000    ($   313,000)
                                                   ============    ============

The provision for income taxes consist of federal and state deferred taxes. Differences arising between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows for the years ended December 31:


                                               1999            1998            1997
                                            -----------    -----------   -----------
Tax expense at federal statutory
     rate on pretax income                  $ 3,597,000    $ 3,178,000   $ 7,470,000
Add (deduct):
     State taxes, net of Federal benefit        566,000        410,000     1,136,000
     Tax benefit on cumulative effect of
         accounting change                   (1,735,000)          --            --
     Non-deductible permanent differences       145,000        122,000       125,000
     Other                                         --            1,000        36,000
                                            -----------    -----------   -----------
Total taxes                                 $ 2,573,000    $ 3,711,000   $ 8,767,000
                                            ===========    ===========   ===========

The company has net operating losses for tax purposes of $3,817,000 and $338,000 which expire in 2011 and 2013, respectively.

11.     Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31:

                                                      1999            1998            1997
                                                 --------------    -----------   -----------
Numerator:
     Income before the cumulative effect of
          accounting change                          $6,272,000     $5,636,000   $13,203,000
     Cumulative effect of accounting
          change, net of tax                         (2,488,000)          --            --
                                                 --------------    -----------   -----------
   Net Income                                        $3,784,000     $5,636,000   $13,203,000

Denominator:
     Basic - weighted average shares
           outstanding                               11,397,000     12,228,000    12,577,000

     Diluted
          Stock options - associates, officers             --          152,000       129,000
              and directors
                                                 --------------    -----------   -----------
          Adjusted weighted average shares
                outstanding                          11,397,000     12,380,000    12,706,000

Net income per share - basic:
     Income before the cumulative effect of
          accounting change                               $.55            $.46         $1.05
     Cumulative effect of accounting
          change, net of tax                              (.22)             --            --
                                                 --------------    -----------   -----------
   Net income                                              .33             .46          1.05

Net income per share - assuming dilution:
     Income before the cumulative effect of
          accounting change                                .55             .46          1.04
     Cumulative effect of accounting
          change, net of tax                              (.22)             --            --
                                                 --------------    -----------   -----------
     Net income                                           $.33            $.46         $1.04

For the years ended December 31, 1999 and 1998, 1,212,000 and 102,000 stock options, respectively, were excluded from the diluted weighted average shares outstanding calculation, as their exercise prices exceeded the average fair market value of the underlying common shares for the year.

12.     Acquisition Termination Charge

On June 17, 1998, the company announced that it had terminated an agreement to acquire Q International Courier, Inc. ("Quick"). The company had incurred $2,370,000 of costs in conjunction with the planned acquisition, all of which were expensed upon the termination of the agreement. In 1999, the company agreed to settle a lawsuit filed by Quick in connection with the termination of the planned acquisition. Settlement and litigation costs related to the suit totaled approximately $3,200,000 and were expensed as of December 31, 1998.

13.     Litigation and Contingencies

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for in this Item 10 is incorporated herein by reference to AirNet's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 12, 2000, under the caption "ELECTION OF DIRECTORS". In addition, information concerning AirNet's executive officers is included in the portion of Part I of this Annual Report on Form 10-K entitled "Executive officers of the registrant".

ITEM 11 -  EXECUTIVE COMPENSATION

The information called for in this Item 11 is incorporate herein by reference to AirNet's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 12, 2000 under the caption "ELECTION OF DIRECTORS
- Compensation of Directors" and "EXECUTIVE COMPENSATION". Neither the report on executive compensation nor the performance graph included in AirNet's definitive Proxy Statement shall be deemed to be incorporated herein by reference.

ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for in this Item 12 is incorporated herein by reference to AirNet's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 12, 2000, under the caption "BENEFICIAL OWNERSHIP OF COMMON SHARES".

ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for in this Item 13 is incorporated herein by reference to AirNet's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 12, 2000, under the caption "TRANSACTIONS WITH MANAGMENT".

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Documents filed as part of this report

1. The following consolidated financial statements are included in Item 8:

               Report of independent auditors
               Consolidated balance sheets as of December 31, 1999 and 1998. Consolidated statements of income for the years ended December 31, 1999, 1998 and 1997
               Consolidated statements of changes in shareholders' equity for the years ended December 31, 1999, 1998 and 1997
               Consolidated statements of cash flows for the years ended December 31, 1999, 1998 and 1997
               Notes to consolidated financial statements

2. Schedule II - Valuation and Qualifying Accounts is being filed herewith.

         ------------------------------ ----------- --------------------- -------------- -----------
                     COL A                COL B            COL C              COL D        COL E
                                                    ---------------------
                                                         Additions
         ------------------------------ ----------- --------------------- -------------- -----------
                                                     Charged     Charged
                                        Balance at   to Costs      to                    Balance at
                                         Start of      and        Other                    End of
                  Description             Period     Expenses   Accounts   Deductions      Period
         ------------------------------ ----------- ----------- --------- -------------- -----------
         Year end December 31, 1999:
         Deducted from asset
         accounts; Allowance for
         doubtful accounts                $289,784    $504,379        $0    $196,087(1)    $598,076
         ------------------------------ ----------- ----------- --------- -------------- -----------
         Year end December 31, 1998:
         Deducted from asset
         accounts; Allowance for
         doubtful accounts                 122,869     150,215    25,000      8,300 (1)     289,784
         ------------------------------ ----------- ----------- --------- -------------- -----------
         Year end December 31, 1997:
         Deducted from asset
         accounts; Allowance for
         doubtful accounts                  23,149      83,656    16,064         0  (1)     122,869
         ------------------------------ ----------- ----------- --------- -------------- -----------

         (1)  Uncollectible accounts written off, net of recoveries

         Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

      3. Exhibits

        The following exhibits are included or incorporated by reference in this Annual Report on Form 10-K:


        Exhibit No.               Description                             Location
        -----------               -----------                             --------
           3.1      Amended Articles of AirNet Systems,     Incorporated herein by reference
                    Inc.                                    to Exhibit 2.1 to AirNet Systems,
                                                            Inc.'s Registration Statement on
                                                            Form 8-A (File No. 0-28428) filed
                                                            on May 3, 1996 (the "Form 8-A")

           3.2      Certificate of Amendment to the         Incorporated herein by reference
                    Amended Articles of AirNet Systems,     to Exhibit 4(b) to AirNet Systems,
                    Inc. as filed with the Ohio Secretary   Inc.'s Registration Statement on
                    of State on May 28, 1996.               Form S-8 (Registration No.
                                                            333-08189) filed on July 16, 1996
                                                            (the "1996 Form S-8")

           3.3      Amended Articles of AirNet Systems,     Incorporated herein by reference
                    Inc. (as amended through May 28,        to Exhibit 4.3 to AirNet Systems,
                    1996) (for SEC reporting compliance     Inc.'s 1996 Form S-8
                    purposes only - not filed with the
                    Ohio Secretary of State)

        Exhibit No.               Description                             Location
        -----------               -----------                             --------

           3.4      Code of Regulations of AirNet           Incorporated herein by reference
                    Systems, Inc.                           to Exhibit 2.2 to AirNet Systems,
                                                            Inc.'s Form 8-A

           4.1      Loan Agreement among AirNet Systems,    Incorporated herein by reference
                    Inc., the Lenders party thereto and     to Exhibit 4 to AirNet Systems,
                    NBD Bank, as agent, dated August 1,     Inc.'s December 31, 1998 Form
                    1998.                                   10-K. (File No. 1-13025)

           4.2      First Amendment to Credit Agreement,    Filed herewith
                    the Lenders party thereto and NBD Bank
                    as agent, dated as of September 30,
                    1998.

           4.3      Second Amendment to Credit Agreement,   Filed herewith
                    the Lenders party thereto and Bank
                    One, Michigan, as agent, dated as of
                    December 31, 1999.

           4.4      Subordination Agreement among Bank      Filed herewith
                    One, Michigan, as agent, and the
                    Senior Lenders, AirNet Management,
                    Inc., and AirNet Systems, Inc., dated
                    as of December 31, 1999

           4.5      Subsidiary Guaranty by AirNet           Filed herewith
                    Management, Inc. dated as of December
                    31, 1999

          10.1*     AirNet Systems, Inc. Amended and        Filed herewith
                    Restated 1996 Incentive Stock Plan
                    (reflects amendments through August
                    18, 1999)

          10.3*     Agreement, dated as of January 1,       Incorporated herein by reference
                    1999, between AirNet Systems, Inc.      to Exhibit 10.3 to AirNet Systems,
                    and Eric P. Roy                         Inc.'s December 31, 1998 Form
                                                            10-K. (File No. 1-13025)

          10.4      Indemnification Agreement dated as of   Incorporated herein by reference
                    May 15, 1996, among AirNet and          to Exhibit 10.14 to AirNet's
                    Messrs. Miller, Renusch, Roy, King,     Amendment No. 2 to Form S-1
                    Rutter, Sumser and Wright               Registration Statement
                                                            (Registration No. 333-3092) filed
                                                            on May 24, 1996 ("Amendment No. 2")

          10.5      Indemnification Agreement dated as of   Incorporated herein by reference
                    May 15, 1996 between Mr. Mercer and     to Exhibit 10.11 to AirNet's
                    AirNet Systems, Inc.                    Amendment No. 2

          10.6*     Confidential Agreement between AirNet   Filed herewith
                    Systems, Inc. and Joel E. Biggerstaff

          10.7      AirNet Systems, Inc. Director           Filed herewith
                    Deferred Compensation Plan dated May
                    27, 1998

        Exhibit No.               Description                             Location
        -----------               -----------                             --------
           21       Subsidiaries of AirNet Systems, Inc.    Filed herewith

           23       Consent of Ernst & Young LLP            Filed herewith

           24       Powers of Attorney                      Filed herewith

           27       Financial Data Schedule                 Filed herewith

* Denotes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

(c)  Exhibits are listed in Item 14(a)(3) above.

(d)  Financial statement schedules are included in Item 14(a)(1) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AIRNET SYSTEMS, INC.


Dated: March 21, 2000             By: /s/ Gerald G. Mercer
                                      ---------------------------------------
                                      Gerald G. Mercer, Chairman of the Board
                                      and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  Signature                                 Title                   Date
  ---------                                 -----                   ----

/s/ Gerald G. Mercer                  Chairman of the Board,     March 21, 2000
---------------------------------     Chief Executive Officer
Gerald G. Mercer                      and Director (Principal
                                      Executive Officer)

*Joel E. Biggerstaff                  President and Chief        March 21, 2000
---------------------------------     Operating Officer
Joel E. Biggerstaff

*William R. Sumser                    Chief Financial Officer,   March 21, 2000
---------------------------------     Treasurer, Vice President,
William R. Sumser                     Finance and Secretary

*Roger D. Blackwell                   Director                   March 21, 2000
---------------------------------
Roger D. Blackwell

*Tony C. Canonie, Jr.                 Director                   March 21, 2000
---------------------------------
Tony C. Canonie, Jr.

*Russell M. Gertmenian                Director                   March 21, 2000
---------------------------------
Russell M. Gertmenian

*J. F. Keeler, Jr.                    Director                   March 21, 2000
---------------------------------
J. F. Keeler, Jr.

*David P. Lauer                       Director                   March 21, 2000
---------------------------------
David P. Lauer

*James E. Riddle                      Director                   March 21, 2000
---------------------------------
James E. Riddle

*By   /s/ Gerald G. Mercer
---------------------------------
     Gerald G. Mercer
     Attorney-in-Fact

                                INDEX TO EXHIBITS

        Exhibit No.               Description                             Location
        -----------               -----------                             --------
           3.1      Amended Articles of AirNet Systems,     Incorporated herein by reference
                    Inc.                                    to Exhibit 2.1 to AirNet Systems,
                                                            Inc.'s Registration statement on
                                                            Form 8-A (File No. 0-28428) filed
                                                            on May 3, 1996 (the "Form 8-A")

           3.2      Certificate of Amendment to the         Incorporated herein by reference
                    Amended Article of AirNet System,       to Exhibit 4(b) to AirNet Systems,
                    Inc. as filed with the Ohio Secretary   Inc.'s Registration Statement on
                    of State on May 28, 1996                Form S-8 (Registration No.
                                                            333-08189) filed on July 16, 1996
                                                            (the "1996 Form S-8")

           3.3      Amended Article of AirNet Systems,      Incorporated herein by reference
                    Inc. (as amended through May 28,        to Exhibit 4.3 to AirNet Systems,
                    1996) (for SEC reporting compliance     Inc.'s 1996 form S-8
                    purposes only - not filed with the
                    Ohio Secretary of State)

           3.4      Code of Regulations of AirNet           Incorporated herein by reference
                    Systems, Inc.                           to Exhibit 2.2 to AirNet Systems,
                                                            Inc.'s Form 8-A

           4.1      Loan Agreement among AirNet Systems,    Incorporated herein by reference
                    Inc., the Lenders party thereto and     to Exhibit 4 to AirNet Systems,
                    NBD Bank, as agent, dated August 1,     Inc.'s December 31, 1998 Form
                    1998.                                   10-K. (File No. 1-13025)

           4.2      First Amendment to Credit Agreement,    Filed herewith
                    the Lenders party thereto and NBD Bank
                    as agent, dated as of September 30,
                    1998.

           4.3      Second Amendment to Credit Agreement,   Filed herewith
                    the Lenders party thereto and Bank
                    One, Michigan, as agent, dated as of
                    December 31, 1999.

           4.4      Subordination Agreement among Bank      Filed herewith
                    One, Michigan, as agent, and the
                    Senior Lenders, AirNet Management,
                    Inc., and AirNet Systems, Inc., dated
                    as of December 31, 1999

           4.5      Subsidiary Guaranty by AirNet           Filed herewith
                    Management, Inc. dated as of December
                    31, 1999

          10.1*     AirNet Systems, Inc. Amended and        Filed herewith
                    Restated 1996 Incentive Stock Plan
                    (reflects amendments through August
                    18, 1999)

          10.3*     Agreement, dated as of January 1,       Incorporated herein by reference
                    1999, between AirNet Systems, Inc.      to Exhibit 10.3 to AirNet Systems,
                    and Eric P. Roy                         Inc.'s December 31, 1998 Form
                                                            10-K. (File No. 1-13025)

          10.4      Indemnification Agreement dated as of   Incorporated herein by reference
                    May 15, 1996, among AirNet and          to Exhibit 10.14 to AirNet's
                    Messrs. Miller, Renusch, Roy, King,     Amendment No. 2 to Form S-1
                    Rutter, Sumser and Wright               Registration Statement
                                                            (Registration No. 333-3092) filed
                                                            on May 24, 1996 ("Amendment No. 2")

          10.5      Indemnification Agreement dated as of   Incorporated herein by reference
                    May 15, 1996 between Mr. Mercer and     to Exhibit 10.11 to AirNet's
                    AirNet Systems, Inc.                    Amendment No. 2

          10.6*     Confidential Agreement between AirNet   Filed herewith
                    Systems, Inc. and Joel E. Biggerstaff

          10.7      AirNet Systems, Inc. Director           Filed herewith
                    Deferred Compensation Plan dated May
                    27, 1998

        Exhibit No.               Description                             Location
        -----------               -----------                             --------
           21       Subsidiaries of AirNet Systems, Inc.    Filed herewith

           23       Consent of Ernst & Young LLP            Filed herewith

           24       Powers of Attorney                      Filed herewith

           27       Financial Data Schedule                 Filed herewith

* Denotes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.