Form 10-Q
period 2000-03-31
AIRNET SYSTEMS INC
filed 2000-05-11
CIK 1011696

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number  1-13025

                              AIRNET SYSTEMS, INC.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                   31-1458309
----------------------------------------       -------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Common Shares, $.01 Par Value,
     Outstanding as of  May 10, 2000 - 10,884,862

                              AIRNET SYSTEMS, INC.

                   FORM 10-Q FOR QUARTER ENDED MARCH 31, 2000


PART I:  FINANCIAL INFORMATION
     Item 1    Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of March 31, 2000 and
               December 31, 1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

               Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

               Condensed Consolidated Statements of Cash Flows for the three months ended
               March 31, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

               Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

     Item 2    Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

     Item 3    Quantitative and Qualitative Disclosures About Market Risk  . . . . . . . . . . . . . . . . . . . . . . . .10

PART II:      OTHER INFORMATION

     Items 1 through 6 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

     Signatures  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                              AIRNET SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

      In thousands, except share data                                                   MARCH 31,           DECEMBER 31,
                                                                                           2000                 1999
                                                                                    -------------------   ------------------
                                        ASSETS                                         (Unaudited)
      Current assets:
           Cash and  cash equivalents                                                           $2,691               $1,667
           Accounts receivable:
              Trade, less allowances                                                            16,705               14,919
              Shareholders, affiliates, and associates                                             230                  154
           Inventory and spare parts                                                            10,679               10,426
           Taxes refundable                                                                        898                2,382
           Deferred taxes                                                                          932                  934
           Deposits and prepaids                                                                 1,577                1,733
                                                                                    -------------------   ------------------
      Total current assets                                                                      33,712               32,215

      Net property and equipment                                                                84,738               84,733

      Other assets:
           Goodwill, net of accumulated amortization                                             7,833                7,920
           Other intangibles, net of accumulated amortization                                      348                  375
           Investment in partnerships and other                                                  2,138                2,234
                                                                                    -------------------   ------------------
      Total assets                                                                            $128,769             $127,477
                                                                                    ===================   ==================

                         LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
           Accounts payable                                                                     $4,656               $5,203
           Salaries and related liabilities                                                      2,930                2,792
           Accrued expenses                                                                      1,596                1,206
           Deferred taxes                                                                          154                  196
           Current portion of notes payable                                                         29                   29
                                                                                    -------------------   ------------------
      Total current liabilities                                                                  9,365                9,426

      Notes payable, less current portion                                                       34,416               33,919
      Deferred tax liability                                                                     9,939               10,381

      Shareholders' equity:
           Preferred shares, $.01 par value; 10,000,000 shares
             authorized; and no shares issued and outstanding                                        -                    -
           Common shares, $.01 par value; 40,000,000 shares authorized;
             and 12,753,000  shares issued at March 31, 2000
             and December 31, 1999                                                                 128                  128
           Additional paid-in-capital                                                           78,112               78,182
           Retained earnings                                                                    16,582               15,207
           Treasury shares, 1,360,000 and 1,343,000 shares held at cost
              at March 31, 2000 and December 31, 1999, respectively                            (19,773)             (19,766)
                                                                                    -------------------   ------------------
      Total shareholders' equity                                                                75,049               73,751

                                                                                    -------------------   ------------------
      Total liabilities and shareholders' equity                                              $128,769             $127,477
                                                                                    ===================   ==================

      See notes to consolidated financial statements

                              AIRNET SYSTEMS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

In thousands, except per share data

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         2000                1999
                                                                   ------------------  ------------------
NET REVENUES
    Air transportation, net of excise tax
      Bank Delivery                                                          $25,080             $24,430
      Express Delivery                                                         8,424               5,892
    Fixed base and other operations                                              170                 200
                                                                   ------------------  ------------------
Total net revenues                                                            33,674              30,522

COSTS AND EXPENSES
    Air transportation                                                        26,509              23,003
    Fixed base operations                                                        280                 255
    Selling, general and administrative                                        3,970               3,754
                                                                   ------------------  ------------------
Total costs and expenses                                                      30,759              27,012
                                                                   ------------------  ------------------
Income from operations                                                         2,915               3,510
Interest expense                                                                 627                 622
                                                                   ------------------  ------------------
Income before income taxes                                                     2,288               2,888
Provision for income taxes                                                       914               1,174
                                                                   ------------------  ------------------
Income before cumulative effect of a change in
    accounting principle                                                       1,374               1,714

Cumulative effect of writing off start-up costs, net of tax                        -              (2,488)

                                                                   ------------------  ------------------
Net income                                                                    $1,374               ($774)
                                                                   ==================  ==================

Income per common share - basic and assuming dilution
    Income before cumulative effect of a change in
      accounting principle                                                     $0.12               $0.15
    Cumulative effect of writing off start-up costs, net of tax                    -               (0.22)
                                                                   ------------------  ------------------
    Net income per common share                                                $0.12               $0.07
                                                                   ==================  ==================

                 See notes to consolidated financial statements

                              AIRNET SYSTEMS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

                                                                                   THREE MONTHS ENDED
IN THOUSANDS                                                                             MARCH 31,
                                                                                 2000               1999
                                                                            ---------------     --------------
Operating activities:
Net income (loss)                                                                   $1,374              ($774)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
     Cumulative effect of writing off start-up costs                                     -              2,488
     Depreciation                                                                    3,445              2,668
     Amortization of intangibles                                                       131                228
     Deferred taxes                                                                   (481)                 -
     Provision for losses on accounts receivable                                        43                 45
     Loss(gain) on disposition of assets                                                47                (10)
     Cash provided by (used in) operating assets and liabilities:
         Accounts receivable                                                        (1,905)            (1,369)
         Inventory and spare parts                                                    (253)            (3,830)
         Prepaid expenses                                                              156               (997)
         Accounts payable                                                             (548)               599
         Accrued expenses                                                              390             (2,730)
         Taxes payable                                                               1,483              1,101
         Salaries and related liabilities                                              138                887
         Other, net                                                                     80                (98)
                                                                            ---------------     --------------
Net cash provided by (used in) operating activities                                  4,100             (1,792)

Investing activities:
Purchases of property and equipment                                                 (3,502)            (3,049)
Payments for covenants not  to compete                                                   -               (121)
Proceeds from sales of property and equipment                                            4                 75
                                                                            ---------------     --------------
Net cash used in investing activities                                               (3,498)            (3,095)

Financing activities:
Proceeds from Incentive Stock Plan programs                                             66                 68
Net borrowings under the revolving credit facility                                     500              3,900
Repayment of long-term debt                                                             (2)                (6)
Purchase of treasury shares                                                           (142)                 -
                                                                            ---------------     --------------
Net cash provided by financing activities                                              422              3,962
                                                                            ---------------     --------------

Net increase (decrease) in cash                                                      1,024               (925)
Cash and cash equivalents at beginning of period                                     1,667              1,142

                                                                            ---------------     --------------
Cash and cash equivalents at end of period                                          $2,691               $217
                                                                            ===============     ==============


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

The accompanying unaudited condensed consolidated financial statements include the accounts of AirNet Systems, Inc. and its subsidiaries. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the year ended December 31, 1999 consolidated financial statements of AirNet Systems, Inc. included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-13025) which contain additional disclosures including a summary of AirNet's accounting policies.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of interim periods. Certain prior period balances have been reclassified to conform with the current year presentation. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in those financial statements and accompanying notes thereto. Actual results could differ from those estimates.

2.       SEGMENT REPORTING

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which established annual and interim reporting and disclosure standards for an enterprise's operating segments. SFAS No. 131 became effective for fiscal years beginning after December 15, 1997. The Company has historically not segregated costs between its Bank Delivery and Express Delivery operations. Prior to the quarter ended March 31, 2000, AirNet did not report segment information due to accounting system limitations. The Company modified its accounting systems and will report segment information on a going forward basis beginning with the quarter ended March 31, 2000, as restatement of prior periods is impracticable.

AirNet divides its business into two operating segments: Bank Delivery and Express Delivery. The Bank Delivery segment transports canceled checks and related information for the U.S. banking industry. The Express Delivery segment provides specialized, high priority delivery service for customers requiring late pick-ups and early deliveries combined with prompt, on-line delivery information.

The accounting policies used for each segment are described in Note 1 - Significant Accounting Policies of the Notes to Consolidated Financial Statements included in Item 8 of the 1999 Annual Report on Form 10-K. AirNet has no inter-segment sales. AirNet's assets are not allocated between segments due to significant overlap in usage of the aircraft fleet, vehicles and facilities. Management evaluates the performance of each segment based on operating income.

Summarized financial information concerning AirNet's reportable segments is shown in the following table for the three months ended March 31, 2000. The "Other" category includes AirNet's fixed base operations and income and expense not allocated to the reportable segments.

                                                Bank            Express
(in thousands)                                Delivery         Delivery          Other            Total
                                             ---------------------------------------------------------------
Net Revenues                                     $25,080           $8,424            $170          $33,674
Income(loss) from operations                       3,666             (593)           (158)           2,915

3.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per common share (in thousands, except per share data):

                                                                              Three Months Ended
                                                                                   March 31,
                                                                           -------------------------
                                                                              2000          1999
                                                                           -----------  ------------
Numerator:
  Income before the cumulative effect of a change
    in accounting principle                                                    $1,374       $ 1,714

  Net income (loss)                                                            $1,374       $  (774)

Denominator:
  Basic - weighted average shares outstanding                                  11,410        11,383

  Diluted

    Stock options - associates, officers, and directors                             2             -
                                                                           -----------  ------------
    Adjusted weighted average shares outstanding                               11,412        11,383

Income per common share - basic and assuming dilution:
   Income before the cumulative effect of a change
     in accounting principle                                                 $   .12         $  .15

   Net income (loss)                                                         $   .12         $ (.07)

For the three months ended March 31, 2000, 1,161,000 common shares subject to outstanding stock options were excluded from the diluted weighted average shares outstanding calculation, as their exercise prices exceeded the average fair market value of the underlying common shares for the period.

                              AIRNET SYSTEMS, INC.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT

Except for the historical information contained in this Form 10-Q, the matters discussed, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet's management, are forward-looking statements which involve risks and uncertainties. When used in this document, the words "anticipate", "estimate", "expect", "may", "plan", "project" and similar expressions are intended to be among statements that identify forward-looking statements. Such statements involve risks and uncertainties including, but not limited to, the following which could cause actual results to differ materially from any such forward-looking statement: potential regulatory changes by the Federal Aviation Administration ("FAA"), which could increase the regulation of AirNet's business, or the Federal Reserve, which could change the competitive environment of transporting canceled checks; adverse weather conditions; the ability to attract and retain qualified pilots; technological advances and increases in the use of electronic funds transfers; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet's markets, price and other facets of its operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. AirNet undertakes no responsibility to update for changes related to these or any other factors that may hereafter occur. Refer to the 1999 Annual Report filed on Form 10-K for additional detail relating to risk factors expressed in forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net revenues were $33.7 million for the three months ended March 31, 2000, an increase of $3.2 million, or 10.5%, over the same period of 1999. Revenues from Bank Delivery increased $0.7 million, or 2.7%. The increase in Bank Delivery revenues is primarily the result of one additional flying day in 2000 and rate increases effective January 1, 2000. Express Delivery revenues increased $2.5 million, or 43.0%. This increase can be partially attributed to the implementation of rate increases effective January 1, 2000. Within the Express Delivery segment, revenues from premium and ground transportation services increased $2.0 million and $0.8 million, respectively, due to the addition of new sales contracts primarily in the just-in-time parts market and medical industry. Revenues from Mercury Business Services ("Mercury) accounted for $0.2 million of the increase. These increases were offset by decreases in other service revenues of $0.5 million.

Total costs and expenses were $30.8 million for the three months ended March 31, 2000, an increase of $3.7 million, or 13.9%, over the same period in 1999, resulting in income from operations of $2.9 million for the three months ended March 31, 2000, compared to $3.5 million for the same period of 1999, or a 17.1% decrease. Selling, general and administrative expenses increased $0.2 million, or 5.8%, for the three month period.

Air transportation expenses were up $3.5 million, or 15.2%, for the three month period. Approximately $1.3 million of the increase in transportation costs, including ground courier costs, operational wages and related benefits, and commercial air freight cost, can be directly attributed to the addition of sales contracts entered into in the third quarter of 1999. In addition, fuel costs increased $1.0 million but were offset by income from the fuel surcharge program of $0.6 million. The net increase of $0.4 million, or 18.4%, over the prior year was due to higher fuel prices and one additional flying day in the first quarter of 2000. Maintenance costs are up $0.2 million due to increased labor and parts costs. Depreciation expense is up $0.8 million due to aircraft additions and improvements which occurred late in the first quarter of 1999. Other operational costs increased as a result of the increase in Express Delivery volumes, particularly in the SDX (shipments via the commercial airlines) and ground categories, which operate at lower margins than the Bank Delivery and ANX (shipments via the AirNet airline) services.

Selling, general and administrative expense increased $0.2 million, or 5.8%, over the same period in the prior year. Of this amount, $0.3 million was due to an incentive compensation plan introduced in January 2000 to align personnel goals with AirNet's financial performance. In addition, AirNet has increased its Express Delivery sales staff and its administrative staff to support new sales initiatives. These costs were offset by the settlement of an insurance claim for costs incurred in 1999.

Interest expense was $0.6 million for the quarter ended March 31, 2000 which is comparable to the interest expense for the first quarter of 1999 as the notes payable balance and interest rate did not significantly change from year to year.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $4.1 million for the three months ended March 31, 2000, compared to net cash used in operating activities of $1.8 million for the same period in 1999. The increase is primarily the result of costs associated with the purchase of an aircraft in 1999 for resale purposes and payment of Quick litigation costs in the first quarter of 1999.

CURRENT CREDIT ARRANGEMENTS. AirNet maintains a credit agreement with a bank that provides a $50.0 million, five-year, unsecured revolving credit facility. The credit agreement limits the availability of funds to designated percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the credit agreement requires the maintenance of minimum net worth and cash flow levels, imposes limits on payments of dividends to 50% of net income and restricts the amount of additional debt which may be incurred. AirNet's outstanding balance at March 31, 2000 was $34.4 million, which is a $0.5 million increase over the balance at December 31, 1999.

In September 1999, AirNet entered into two interest rate swap agreements with a bank as a hedge against the interest rate risk associated with borrowings. The swap agreements each have a notional amount of $5.0 million and effectively lock in a portion of AirNet's variable rate revolving credit liability at fixed rates of 6.3% and 6.5% plus a margin based on AirNet's funded debt ratio. These swap agreements are in effect for a period of three years ending in September 2002. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense in the statements of operations. AirNet does not use derivative financial instruments for speculative purposes.

INVESTING ACTIVITIES. Capital expenditures totaled $3.5 million for three months ended March 31, 2000 compared to $3.0 million for the same period in 1999. Substantially all of the 2000 expenditures were incurred for aircraft inspections, major engine overhauls and related flight equipment. AirNet anticipates it will have approximately $20.0 million in total capital expenditures in 2000. AirNet anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers.

STOCK REPURCHASE PROGRAM. AirNet announced a stock repurchase program in February 2000 allowing AirNet to purchase up to $3.0 million of its common shares. Management and the Board of Directors believe that AirNet's common shares represent an excellent value and an appropriate investment. Purchases of these common shares will be made over time in the open market or through privately negotiated transactions. In the first quarter of 2000, AirNet repurchased 26,500 shares for approximately $142,000. Subsequent to March 31, 2000, AirNet repurchased an additional 508,500 shares for approximately $2.2 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INFLATION AND INTEREST RATES

AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business. AirNet's primary market risk exposure relates to interest rate risk. At March 31, 2000, AirNet had a balance of $34.4 million on its revolving credit facility. This facility bears interest at AirNet's option, at a fixed rate determined by the Eurodollar rate, a negotiated rate or a floating rate. Based on borrowings at March 31, 2000, a one hundred basis point change in interest rates would impact net interest expense by approximately $344,000 per year. In September 1999, AirNet entered into two interest rate swap agreements with a bank as a hedge against the interest rate risk associated with borrowings. The swap agreements each have a notional amount of $5.0 million and effectively locked in a portion of the AirNet's variable rate revolving credit liability at fixed rates of 6.3% and 6.5% plus a margin based on AirNet's funded debt ratio. These swap agreements contain a three year term which expires in September 2002.

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

Item 2.       Changes in Securities and Use of Proceeds. Not Applicable

Item 3.       Defaults Upon Senior Securities.  Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders.
              Not Applicable

Item 5.       Other Information. Not Applicable

Item 6.       Exhibits and Reports on Form 8-K.

              (a)  Exhibits:

                   Exhibit No.                       Description
                   -----------          ---------------------------------------
                   Exhibit 27           Financial Data Schedule

              (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended March 31, 2000

                              AIRNET SYSTEMS, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 10, 2000              By:   /s/ William R. Sumser
                                        -----------------------------------
                                         William R. Sumser,
                                         Chief Financial Officer
                                         (Duly Authorized Officer)
                                         (Principal Financial Officer)

                              AIRNET SYSTEMS, INC.

                               INDEX TO EXHIBITS


  Exhibit No.                      Description

      27             Financial Data Schedule.  Filed herewith.