Form 10-Q
period 2000-06-30
AIRNET SYSTEMS INC
filed 2000-08-14
CIK 1011696

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number  1-13025

                              AIRNET SYSTEMS, INC.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Ohio                                     31-1458309
---------------------------------------         -------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ___      ___

Common Shares, $.01 Par Value,
     Outstanding as of  July 31, 2000 - 10,892,784

                              AIRNET SYSTEMS, INC.

                    FORM 10-Q FOR QUARTER ENDED JUNE 30, 2000

PART I:  FINANCIAL INFORMATION

     Item 1    Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheets as of June 30, 2000 and
               December 31, 1999 ............................................................ 3

               Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2000 and 1999 ...................................... 4

               Condensed Consolidated Statements of Cash Flows for the six months ended
               June 30, 2000 and 1999 ....................................................... 5

               Notes to Condensed Consolidated Financial Statements ......................... 6

     Item 2    Management's Discussion and Analysis of Financial Condition
               and Results of Operations .................................................... 8

     Item 3    Quantitative and Qualitative Disclosures About Market Risk ...................11

PART II:      OTHER INFORMATION

     Items 1  through  6 ....................................................................12

     Signatures .............................................................................14

                              AIRNET SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data                                                     JUNE 30,           DECEMBER 31,
                                                                                      2000                 1999
                                                                               -------------------   ------------------
ASSETS                                                                            (UNAUDITED)
Current assets:
     Cash and  cash equivalents                                                            $1,664               $1,667
     Accounts receivable:
        Trade, less allowances                                                             16,261               14,919
        Shareholders, affiliates, and associates                                              337                  154
     Inventory and spare parts                                                              7,058               10,426
     Taxes refundable                                                                       1,551                2,382
     Deferred taxes                                                                         1,286                  934
     Deposits and prepaids                                                                  1,608                1,733
                                                                               -------------------   ------------------
Total current assets                                                                       29,765               32,215

Net property and equipment                                                                 83,739               84,733

Other assets:
     Goodwill, net of accumulated amortization                                              7,746                7,920
     Other intangibles, net of accumulated amortization                                       318                  375
     Investment in partnerships and other                                                   1,967                2,234
                                                                               -------------------   ------------------
TOTAL ASSETS                                                                             $123,535             $127,477
                                                                               ===================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                      $4,989               $5,203
     Salaries and related liabilities                                                       4,230                2,792
     Accrued expenses                                                                       1,846                1,206
     Deferred taxes                                                                            46                  196
     Current portion of notes payable                                                          29                   29
                                                                               -------------------   ------------------
Total current liabilities                                                                  11,140                9,426

Notes payable, less current portion                                                        26,205               33,919
Deferred tax liability                                                                     11,398               10,381

Shareholders' equity:

     Preferred shares, $.01 par value; 10,000,000 shares
       authorized; and no shares issued and outstanding                                         -                    -
     Common shares, $.01 par value; 40,000,000 shares authorized;
       and 12,753,000  shares issued at June 30, 2000
       and December 31, 1999                                                                  128                  128
     Additional paid-in-capital                                                            78,006               78,182
     Retained earnings                                                                     18,548               15,207
     Treasury shares, 1,870,000 and 1,343,000 shares held at cost
        at June 30, 2000 and December 31, 1999, respectively                              (21,890)             (19,766)
                                                                               -------------------   ------------------
Total shareholders' equity                                                                 74,792               73,751
                                                                               -------------------   ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $123,535             $127,477
                                                                               ===================   ==================

See notes to condensed consolidated financial statements

                   AIRNET SYSTEMS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

In thousands, except per share data

                                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      JUNE 30,                         JUNE 30,
                                                                2000             1999            2000             1999
                                                           ---------------  ---------------  --------------   --------------
NET REVENUES
    Air transportation, net of excise tax
      Bank delivery                                               $25,825          $25,104         $50,905          $49,534
      Express delivery                                              8,874            6,291          17,298           12,183
    Fixed base and other operations                                   126              371             296              571
                                                           ---------------  ---------------  --------------   --------------
TOTAL NET REVENUES                                                 34,825           31,766          68,499           62,288

COSTS AND EXPENSES
    Air transportation                                             26,210           23,391          52,719           46,394
    Fixed base operations                                             335              307             616              562
    Selling, general and administrative                             4,415            3,770           8,384            7,524
                                                           ---------------  ---------------  --------------   --------------
TOTAL COSTS AND EXPENSES                                           30,960           27,468          61,719           54,480
                                                           ---------------  ---------------  --------------   --------------
Income from operations                                              3,865            4,298           6,780            7,808
Interest expense                                                      590              597           1,216            1,219
                                                           ---------------  ---------------  --------------   --------------
Income before income taxes                                          3,275            3,701           5,564            6,589
Provision for income taxes                                          1,309            1,517           2,224            2,691
                                                           ---------------  ---------------  --------------   --------------
INCOME BEFORE CUMULATIVE EFFECT OF A
    CHANGE IN ACCOUNTING PRINCIPLE                                  1,966            2,184           3,340            3,898

Cumulative effect of writing off start-up
    costs, net of tax                                                   -                -               -           (2,488)

                                                           ---------------  ---------------  --------------   --------------
NET INCOME                                                         $1,966           $2,184          $3,340           $1,410
                                                           ===============  ===============  ==============   ==============

Income per common share - basic and assuming dilution
    Income before cumulative effect of a
      change in accounting principle                                $0.18            $0.19           $0.30            $0.34
    Cumulative effect of writing off
      start-up costs                                                    -                -               -            (0.22)
                                                           ---------------  ---------------  --------------   --------------
    Net income                                                      $0.18            $0.19           $0.30            $0.12
                                                           ===============  ===============  ==============   ==============


    See notes to condensed consolidated financial statements

                              AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

                                                                                            SIX MONTHS ENDED
In thousands                                                                                   JUNE 30,
                                                                                         2000               1999
                                                                                    ---------------     --------------
OPERATING ACTIVITIES:
Net income                                                                                  $3,340             $1,410
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
     Cumulative effect of writing off start-up costs                                             -              2,488
     Depreciation                                                                            6,951              5,443
     Amortization of intangibles                                                               263                437
     Deferred taxes                                                                            516               (721)
     Provision for losses on accounts receivable                                                88                 90
     Loss on disposition of assets                                                              80                 22
     Cash provided by (used in) operating assets and liabilities:
         Accounts receivable                                                                (1,613)            (3,729)
         Inventory and spare parts                                                           3,368             (1,146)
         Prepaid expenses                                                                      125                410
         Accounts payable                                                                     (214)              (878)
         Accrued expenses                                                                      640             (2,159)
         Taxes payable                                                                         831              2,689
         Salaries and related liabilities                                                    1,438              1,012
         Other, net                                                                            250                 82
                                                                                    ---------------     --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   16,063              5,450

INVESTING ACTIVITIES:
Purchases of property and equipment                                                         (6,049)            (8,347)
Payments for covenants not  to compete                                                         (15)              (143)
Proceeds from sales of property and equipment                                                   12                  -
                                                                                    ---------------     --------------
NET CASH USED IN INVESTING ACTIVITIES                                                       (6,052)            (8,490)

FINANCING ACTIVITIES:
Proceeds from 1996 Incentive Stock Plan programs                                               119                135
Net borrowings (repayments) under the revolving credit facility                             (7,700)             3,400
Repayment of long-term debt                                                                    (14)               (13)
Purchase of treasury shares                                                                 (2,419)                 -
                                                                                    ---------------     --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        (10,014)             3,522
                                                                                    ---------------     --------------

Net increase (decrease) in cash                                                                 (3)               482
Cash and cash equivalents at beginning of period                                             1,667              1,142

                                                                                    ---------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $1,664             $1,624
                                                                                    ===============     ==============

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

The accompanying unaudited condensed consolidated financial statements include the accounts of AirNet Systems, Inc. and its subsidiaries. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the year ended December 31, 1999 consolidated financial statements of AirNet Systems, Inc. included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-13025) (the "1999 Annual Report on Form 10-K") which contain additional disclosures including a summary of AirNet's accounting policies.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of interim periods. Certain prior period balances have been reclassified to conform with the current year presentation. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in those financial statements and accompanying notes thereto. Actual results could differ from those estimates.

2.       SEGMENT REPORTING

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which established annual and interim reporting and disclosure standards for an enterprise's operating segments. SFAS No. 131 became effective for fiscal years beginning after December 15, 1997. The Company has historically not segregated costs between its Bank Delivery and Express Delivery operations. Prior to the quarter ended March 31, 2000, AirNet did not report segment information due to accounting system limitations. The Company modified its accounting systems and began reporting segment information on a going forward basis beginning with the quarter ended March 31, 2000, as restatement of prior periods is impracticable.

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


Summarized financial information concerning AirNet's reportable segments is shown in the following table for the three and six months ended June 30, 2000. The "Other" category includes AirNet's fixed base operations and income and expense not allocated to the reportable segments.


(in thousands)                                Three Months Ended              Six Months Ended
                                                 June 30, 2000                  June 30, 2000
                                              ------------------              ----------------
Net Revenues
     Bank Delivery                                       $25,825                      $50,905
     Express Delivery                                      8,874                       17,298
     Other                                                   126                          296
                                              ------------------              ---------------
     Total                                                34,825                       68,499

Income(loss) from operations
     Bank Delivery                                         4,327                        7,993
     Express Delivery                                       (317)                        (910)
     Other                                                  (145)                        (303)
                                              ------------------              ---------------
     Total                                                $3,865                       $6,780


3.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share data):

                                                                      Three Months Ended           Six Months Ended
                                                                           June 30,                    June 30,
                                                                     2000           1999          2000          1999
                                                                  ------------  -------------  ------------  ------------
Numerator:
  Income before the cumulative effect of a change
    in accounting principle                                           $ 1,966        $ 2,184       $ 3,340       $ 3,898

  Net income                                                            1,966          2,184         3,340         1,410

Denominator:
  Basic - weighted average shares outstanding                          11,068         11,393        11,239        11,388

  Diluted
    Stock options - associates, officers, and directors                     -              5             -             2
                                                                  ------------  -------------  ------------  ------------
    Adjusted weighted average shares outstanding                       11,068         11,398        11,239        11,390

Income per common share - basic and assuming dilution:
   Income before the cumulative effect of a change
     in accounting principle                                           $ 0.18         $ 0.19        $ 0.30        $ 0.34

   Net income                                                          $ 0.18         $ 0.19        $ 0.30        $ 0.12

For the three months and six months ended June 30, 2000, 1,177,000 common shares subject to outstanding stock options were excluded from the diluted weighted average shares outstanding calculation, as their exercise prices exceeded the average fair market value of the underlying common shares for the period.

                              AIRNET SYSTEMS, INC.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

Except for the historical information contained in this Form 10-Q, the matters discussed, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet's management, are forward-looking statements which involve risks and uncertainties. When used in this document, the words "anticipate", "estimate", "expect", "may", "plan", "project" and similar expressions are intended to be among statements that identify forward-looking statements. Such statements involve risks and uncertainties including, but not limited to, the following which could cause actual results to differ materially from any such forward-looking statement: potential regulatory changes by the Federal Aviation Administration ("FAA"), which could increase the regulation of AirNet's business, or the Federal Reserve, which could change the competitive environment of transporting canceled checks; adverse weather conditions; the ability to attract and retain qualified pilots; technological advances and increases in the use of electronic funds transfers; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet's markets, price and other facets of its operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. AirNet undertakes no responsibility to update for changes related to these or any other factors that may hereafter occur. Refer to the 1999 Annual Report on Form 10-K for the fiscal year ended December 31, 1999, for additional detail relating to risk factors expressed in forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net revenues were $34.8 million for the three months ended June 30, 2000, an increase of $3.1 million, or 9.6%, over the same period of 1999. Revenues from Bank Delivery increased $0.7 million, or 2.9%. The increase in Bank Delivery revenues is primarily the result of rate increases effective January 1, 2000. Express Delivery revenues increased $2.6 million, or 41.1%. Within the Express Delivery segment, revenues from premium and ground transportation services increased $2.3 million due to the addition of new customers requiring time-sensitive deliveries of just-in-time parts and medical products. In addition, price increases to most customers were implemented on January 1, 2000. Revenues from Mercury Business Services ("Mercury") accounted for $0.4 million of the increase. These increases were offset by decreases in wholesale and standard service revenues of approximately $0.1 million.

Total costs and expenses were $31.0 million for the three months ended June 30, 2000, an increase of $3.5 million, or 12.7%, over the same period in 1999, resulting in income from operations of $3.9 million for the three months ended June 30, 2000, compared to $4.3 million for the same period of 1999, or a 10.1% decrease.

Air transportation expenses were up $2.8 million, or 12.1%, for the three month period compared to the same period in 1999. Approximately $0.9 million of the increase in transportation costs, including ground courier costs, operational wages and related benefits, and commercial air freight cost, can be directly attributed to the addition of sales contracts entered into in the third quarter of 1999. Fuel costs increased $0.6 million but were offset by income from the fuel surcharge program. Maintenance costs were up $0.2 million due to increased labor and parts costs. Depreciation expense increased $0.7 million due to aircraft additions and improvements. Wages and benefits expense increased $0.7 million due to increased pilot wages and the addition of an incentive compensation plan in January 2000 which aligns personnel goals with AirNet's financial performance. An increase of $0.2 million relates to the use of outside charter operators due to a lack of pilots and the cost-effectiveness for chartering certain routes. Costs associated with shipping packages with the commercial airlines increased due to increased volumes associated with Mercury and SDX (shipments via the commercial airlines) growth. Other operational costs increased as a result of the increase in Express Delivery volumes.

Selling, general and administrative expense increased $0.6 million, or 17.1%, over the same period in the prior year primarily due to the addition of the new incentive compensation plan in January 2000 to align personnel goals with AirNet's financial performance and commissions on increased Express sales.

Interest expense was $0.6 million for the three months ended June 30, 2000, which is comparable to the interest expense for the three months ended June 30, 1999, as the notes payable balance was slightly lower but interest rates increased in 2000.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX  MONTHS ENDED JUNE 30, 1999

Revenues were $68.5 million for the six months ended June 30, 2000, an increase of $6.2 million, or 10.0%, over the same period of 1999. Revenues from Bank Delivery increased $1.4 million, or 2.8%. The increase in Bank Delivery revenues is primarily the result of rate increases effective January 1, 2000. Express Delivery revenues increased $5.1 million, or 42.0%. Increased revenues from Mercury accounted for $0.6 million of the increase. Revenues from AirNet's premium and ground transportation services increased $5.0 million due to the addition of new customers requiring time-sensitive deliveries of just-in-time parts and medical products. In addition, price increases to most customers were implemented on January 1, 2000. These Express Delivery increases were offset by decreases in standard, wholesale, and other service revenues. Fixed base and other operations decreased $0.3 million compared to the prior year primarily due to a $0.1 million loss on the sale of an aircraft in 2000 compared to a $0.2 million gain on the sale of an aircraft in the same period of 1999.

Total costs and expenses were $61.7 million for the six months ended June 30, 2000, an increase of $7.2 million, or 13.3%, over the same period in 1999 resulting in income from operations of $6.8 million for the six months ended June 30, 2000 compared to $7.8 million for the same period of 1999. In the prior year, AirNet adopted the provisions of the SOP 98-5, Reporting on the Costs of Start-Up Activities, as of January 1, 1999. The effect of the adoption of SOP 98-5 was to record a charge for the cumulative effect of a change in accounting principle of $2.5 million for the 1999 period, net of taxes of $1.7 million ($0.22 per common share), to expense costs that had been capitalized prior to 1999.

Air transportation expenses were up $6.3 million, or 13.6%. Approximately $2.0 million of the increase in transportation costs, including ground courier costs, operational wages and related benefits, and commercial air freight cost, can be directly attributed to the addition of sales contracts entered into in the third quarter of 1999. Fuel costs increased by $1.6 million due to higher aviation fuel prices and an increase in flight hours. However, the increase in these costs were partially offset by income of $1.2 million from the fuel surcharge program. Maintenance costs are up $0.4 million primarily due to increased labor and parts costs. Depreciation expense is up $1.5 million due to aircraft additions and improvements which occurred during 1999. Wages and benefits expense increased $1.5 million due to increased pilot wages and the addition of the 2000 incentive compensation plan. An increase of $0.5 million relates to the use of outside charter operators due to a lack of pilots and the cost-effectiveness of chartering certain routes. Crew training expense increased $0.3 million due to outsourced flight simulator training beginning in late 1999. Insurance expense decreased approximately $ 0.5 million due to premium reductions and improved claims management in the aircraft, air cargo and workers compensation areas. Other operational costs increased as a result of the increase in Express Delivery volumes.

Selling, general and administrative expenses increased $0.9 million, or 11.4%, for the six month period. Of the increase in selling, general and administrative expense, $0.7 million can be attributed to the 2000 incentive compensation plan. Commissions expense increased $0.2 million due to the growth in Express Delivery segment. In addition, amortization expense is down $0.2 million due to the expiration of certain non-compete covenants in the third quarter of 1999.

Interest expense was $1.2 million for the six months ended June 30, 2000, which is comparable to the interest expense for the six months ended June 30, 1999, as the notes payable balance was slightly lower but interest rates increased slightly from year to year.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $16.1 million for the six months ended June 30, 2000, compared to $5.4 million for the same period in 1999. The increase is partly the result of proceeds associated with the sale of an aircraft in 2000 which was purchased in 1999 for resale purposes.

CURRENT CREDIT ARRANGEMENTS. AirNet maintains a credit agreement with a bank that provides a $50.0 million unsecured revolving credit facility. The credit agreement limits the availability of funds to designated percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the credit agreement requires the maintenance of minimum net worth and cash flow levels, imposes limits on payments of dividends to 50% of net income and restricts the amount of additional debt which may be incurred. AirNet's outstanding balance at June 30, 2000 was $26.2 million, which is a $7.7 million decrease from the balance at December 31, 1999.

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

INVESTING ACTIVITIES. Capital expenditures totaled $6.0 million for six months ended June 30, 2000 compared to $8.3 million for the same period in 1999. Substantially all of the 2000 expenditures were incurred for aircraft inspections, major engine overhauls and related flight equipment. AirNet anticipates it will have approximately $16.0 million in total capital expenditures in 2000. AirNet anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers.

STOCK REPURCHASE PROGRAM. AirNet announced a stock repurchase program in February 2000 allowing AirNet to purchase up to $3.0 million of its common shares. Management and the Board of Directors believe that AirNet's common shares represent an excellent value and an appropriate investment. Purchases of these common shares will be made over time in the open market or through privately negotiated transactions. In the first half of 2000, AirNet repurchased 547,400 common shares for approximately $2.4 million.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INFLATION AND INTEREST RATES

AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business. AirNet's primary market risk exposure relates to interest rate risk. At June 30, 2000, AirNet had a balance of $26.2 million on its revolving credit facility. This facility bears interest at AirNet's option, at a fixed rate determined by the Eurodollar rate, a negotiated rate or a floating rate. Based on borrowings at June 30, 2000, a one hundred basis point change in interest rates would impact net interest expense by approximately $262,000 per year. In September 1999, AirNet entered into two interest rate swap agreements with a bank as a hedge against the interest rate risk associated with borrowings. The swap agreements each have a notional amount of $5.0 million and effectively lock in a portion of AirNet's variable rate revolving credit liability at fixed rates of 6.3% and 6.5% plus a margin based on AirNet's funded debt ratio. These swap agreements contain a three year term which expires in September 2002.

                                          AIRNET SYSTEMS, INC.

                                      PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

              On April 6, 2000, AirNet filed an action in the United States District Court for the District of Maryland seeking to recover on a $0.5 million debt owned to it by Continental Courier Systems, Inc. for overnight couriers services performed.

              On April 27, 2000, Continental answered AirNet's complaint, denying any indebtedness to AirNet and asserting several counterclaims, including violations of the federal antitrust laws and state law claims of fraud and tortious competition. Continental is seeking up to $0.8 million on each claim and is seeking treble damages on the antitrust claims. AirNet believes that Continental's counterclaims are without merit, has filed a motion to dismiss all of the counterclaims and intends to vigorously defend against them. However, at this time, we do not believe it is feasible to predict the outcome of either AirNet's claims nor Continental's counterclaims. The timing of the final resolution is also uncertain.


Item 2.       Changes in Securities and Use of Proceeds. Not Applicable

Item 3.       Defaults Upon Senior Securities.  Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders.

              (a) The Annual Meeting of Shareholders (the "Annual Meeting") of AirNet Systems, Inc. (the "Company") was held on May 12, 2000. The number of common shares of the Company outstanding and entitled to vote at the Annual Meeting was 11,393,362. The number of Common Shares represented in person or by proxy at the Annual Meeting was 10,179,144.

              (b) Directors elected at the Annual Meeting:

                   Gerald G. Mercer
                   For:                            10,144,132
                   Withheld:                       35,012                   Broker non-vote:                -0-

                   Joel E. Biggerstaff
                   For:                            10,145,188
                   Withheld:                       33,956                   Broker non-vote:                -0-

                   Roger D. Blackwell
                   For:                            10,008,898
                   Withheld:                       170,246                  Broker non-vote:                -0-

                   Russell M. Gertmenian
                   For:                            10,027,241
                   Withheld:                       151,903                  Broker non-vote:                -0-

                   J. F. Keeler, Jr.
                   For:                            10,146,199
                   Withheld:                       32,945                   Broker non-vote:                -0-

                   David P. Lauer
                   For:                            10,145,379
                   Withheld:                       33,765                   Broker non-vote:                -0-

                   James E. Riddle
                   For:                            10,145,192
                   Withheld:                       33,952                   Broker non-vote:                -0-

              (c) See Item 4(b) for voting results for directors.

                   Proposal to amend Section 1.10 of AirNet's Code of Regulations to permit shareholders to appoint proxies by any method permitted by Ohio law.

                   For:                            10,155,761
                   Against:                        16,033
                   Abstentions:                    7,350

              (d) Not applicable.

Item 5.       Other Information. Not Applicable

Item 6.       Exhibits and Reports on Form 8-K.

              (a) Exhibits:

                  EXHIBIT NO.                     DESCRIPTION
                  -----------       -------------------------------------------

                      3.1 Certificate regarding adoption of amendment to Section 1.10 of the Code of Regulations of AirNet Systems, Inc. by the shareholders on May 12, 2000.

                      3.2           Code of Regulations of AirNet Systems, Inc.
                                    (reflecting amendments through May 12,
                                    2000). [for SEC reporting compliance
                                    purposes only]

                     27             Financial Data Schedule

              (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended June 30, 2000.

                              AIRNET SYSTEMS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 8, 2000               By:   /s/ William R. Sumser
                                           -----------------------------------
                                            William R. Sumser,
                                            Chief Financial Officer
                                            (Duly Authorized Officer)
                                            (Principal Financial Officer)

                              AIRNET SYSTEMS, INC.

                                INDEX TO EXHIBITS

  Exhibit No.                      Description
      3.1         Certificate regarding adoption of amendment to Section 1.10 of the Code of Regulations of AirNet Systems, Inc. by the
                  shareholders on May 12, 2000. Filed herewith.

      3.2 Code of Regulations of AirNet Systems, Inc. (reflecting amendments through May 12, 2000). [for SEC reporting compliance purposes only]. Filed herewith.

      27          Financial Data Schedule.  Filed herewith.