Form 10-Q
period 2000-09-30
AIRNET SYSTEMS INC
filed 2000-11-09
CIK 1011696

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

( ) TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number  1-13025

                              AIRNET SYSTEMS, INC.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Ohio                               31-1458309
    --------------------------------------  ---------------------------------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)

                3939 International Gateway, Columbus, Ohio 43219
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (614) 237-9777
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
        -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Common Shares, $.01 Par Value,
    Outstanding as of  October 31, 2000 - 10,900,153

                              AIRNET SYSTEMS, INC.

                 FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2000

PART I:  FINANCIAL INFORMATION

    Item 1  Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of September 30, 2000 and
            December  31,  1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

            Condensed Consolidated Statements of Operations for the three months and nine months ended  September  30, 2000 and 1999 . . . . . . . . . . . . . . . . . . . . .4

            Condensed Consolidated Statements of Cash Flows for the nine months ended
            September  30,  2000  and  1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

            Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . .. . . . .6

    Item 2  Management's Discussion and Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8

    Item 3  Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . . .11

PART II:   OTHER INFORMATION

    Items 1  through  6 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

    Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                              AIRNET SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data                                    SEPTEMBER 30,     DECEMBER 31,
                                                                       2000              1999
                                                                 ----------------  ---------------
ASSETS                                                             (UNAUDITED)
Current assets:
     Cash and cash equivalents                                            $3,064           $1,667
     Accounts receivable:
        Trade, less allowances                                            17,036           14,919
        Shareholders, affiliates, and associates                             136              154
     Inventory and spare parts                                             9,543           10,426
     Taxes refundable                                                        614            2,382
     Deferred taxes                                                          631              934
     Deposits and prepaids                                                 1,782            1,733
                                                                 ----------------  ---------------
Total current assets                                                      32,806           32,215

Net property and equipment                                                83,206           84,733

Other assets:
     Goodwill, net of accumulated amortization                             7,659            7,920
     Other intangibles, net of accumulated amortization                      295              375
     Investment in partnerships and other                                  1,884            2,234
                                                                 ----------------  ---------------
Total assets                                                            $125,850         $127,477
                                                                 ================  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                     $5,176           $5,203
     Salaries and related liabilities                                      3,306            2,792
     Accrued expenses                                                      2,469            1,206
     Deferred taxes                                                          243              196
     Current portion of notes payable                                         29               29
                                                                 ----------------  ---------------
Total current liabilities                                                 11,223            9,426

Notes payable, less current portion                                       27,397           33,919
Deferred tax liability                                                    10,425           10,381

Shareholders' equity:
     Preferred shares, $.01 par value; 10,000,000 shares
       authorized; and no shares issued and outstanding                        -                -
     Common shares, $.01 par value; 40,000,000 shares authorized;
       and 12,753,000  shares issued at September 30, 2000
       and December 31, 1999                                                 128              128
     Additional paid-in-capital                                           77,909           78,182
     Retained earnings                                                    20,518           15,207
     Treasury shares, 1,861,000 and 1,343,000 shares held at cost
        at September 30, 2000 and December 31, 1999, respectively        (21,750)         (19,766)
                                                                 ----------------  ---------------
Total shareholders' equity                                                76,805           73,751

                                                                 ----------------  ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $125,850         $127,477
                                                                 ================  ===============

See notes to condensed consolidated financial statements

                              AIRNET SYSTEMS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

In thousands, except per share data
                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 30               SEPTEMBER 30,
                                                     2000          1999         2000          1999
                                                 ------------  ------------ ------------  ------------

NET REVENUES
   Air transportation, net of excise tax
     Bank delivery                                   $24,809       $24,980      $75,714       $74,514
     Express delivery                                  8,794         8,321       26,092        20,504
   Fixed base and other operations                       172           237          468           809
                                                 ------------  ------------ ------------  ------------
TOTAL NET REVENUES                                    33,775        33,538      102,274        95,827

COSTS AND EXPENSES
   Air transportation
     Wages and benefits                                4,105         4,397       13,493        12,337
     Aircraft fuel                                     2,868         3,153        8,615         8,425
     Aircraft maintenance                              2,372         1,742        6,905         5,876
     Ground couriers and outside services              7,251         6,693       21,030        18,260
     Depreciation                                      3,364         2,962       10,250         8,336
     Other operating                                   6,037         6,630       18,423        18,738
   Fixed base operations                                 212           288          827           851
   Selling, general and administrative                 3,719         5,408       12,104        12,931
                                                 ------------  ------------ ------------  ------------
TOTAL COSTS AND EXPENSES                              29,928        31,273       91,647        85,754
                                                 ------------  ------------ ------------  ------------
Income from operations                                 3,847         2,265       10,627        10,073
Interest expense                                         563           582        1,779         1,801
                                                 ------------  ------------ ------------  ------------
Income before income taxes                             3,284         1,683        8,848         8,272
Provision for income taxes                             1,313           690        3,536         3,381
                                                 ------------  ------------ ------------  ------------
INCOME BEFORE CUMULATIVE EFFECT OF A
   CHANGE IN ACCOUNTING PRINCIPLE                      1,971           993        5,312         4,891

Cumulative effect of writing off start-up
   costs, net of tax                                       -             -            -        (2,488)

                                                 ------------  ------------ ------------  ------------
NET INCOME                                            $1,971          $993       $5,312        $2,403
                                                 ============  ============ ============  ============

Income per common share - basic and
 assuming dilution
   Income before cumulative effect of a
     change in accounting principle                    $0.18         $0.09        $0.48         $0.43
   Cumulative effect of writing off
     start-up costs                                        -             -            -         (0.22)
                                                 ------------  ------------ ------------  ------------
   Net income                                          $0.18         $0.09        $0.48         $0.21
                                                 ============  ============ ============  ============

See notes to condensed consolidated financial statements

                              AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

                                                                         NINE MONTHS ENDED
In thousands                                                                SEPTEMBER 30,
                                                                        2000            1999
                                                                    ------------    ------------

OPERATING ACTIVITIES:
Net income                                                                $5,312          $2,403
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
    Cumulative effect of writing off start-up costs                            -           2,488
    Depreciation                                                          10,349           8,438
    Amortization of intangibles                                              394             658
    Deferred taxes                                                           394            (728)
    Provision for losses on accounts receivable                              127             285
    Loss on disposition of assets                                             83              32
    Cash provided by (used in) operating assets and liabilities:
       Accounts receivable                                                (2,225)         (3,555)
       Inventory and spare parts                                             883          (1,435)
       Prepaid expenses                                                      (49)            596
       Accounts payable                                                      (27)            276
       Accrued expenses                                                    1,262          (1,742)
       Taxes refundable                                                    1,768           3,359
       Salaries and related liabilities                                      514           1,602
       Other, net                                                            311              77
                                                                     ------------    ------------
Net cash provided by operating activities                                 19,096          12,754

INVESTING ACTIVITIES:
Purchases of property and equipment                                       (9,288)        (13,750)
Payments for covenants not  to compete                                       (15)           (170)
Proceeds from sales of property and equipment                                382              12
                                                                     ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                     (8,921)        (13,908)

FINANCING ACTIVITIES:
Proceeds from 1996 Incentive Stock Plan programs                             162             218
Net borrowings (repayments) under the revolving credit facility           (6,500)            900
Repayment of long-term debt                                                  (22)            (20)
Purchase of treasury shares                                               (2,418)              -
                                                                     ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       (8,778)          1,098
                                                                     ------------    ------------

Net increase (decrease) in cash                                            1,397             (56)
Cash and cash equivalents at beginning of period                           1,667           1,142

                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $3,064          $1,086
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

The accompanying unaudited condensed consolidated financial statements include the accounts of AirNet Systems, Inc. and its subsidiaries. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the year ended December 31, 1999 audited consolidated financial statements of AirNet Systems, Inc. included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-13025) (the "1999 Annual Report on Form 10-K") which contain additional disclosures including a summary of AirNet's accounting policies.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of interim periods. Certain prior period balances have been reclassified to conform with the current year presentation. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

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

Summarized financial information concerning AirNet's reportable segments is shown in the following table for the three and nine months ended September 30, 2000. The "Other" category includes AirNet's fixed base operations and income and expense not allocated to the reportable segments.

(in thousands)                        Three Months Ended       Nine Months Ended
                                      September 30, 2000      September 30, 2000
                                      --------------------    --------------------

Net Revenues
     Bank Delivery                                $24,809                 $75,714
     Express Delivery                               8,794                  26,092
     Other                                            172                     468
                                      --------------------    --------------------
     Total                                         33,775                 102,274

Income(loss) from operations

     Bank Delivery                                  3,925                  11,918
     Express Delivery                                  52                   (858)
     Other                                          (130)                   (433)
                                      --------------------    --------------------
     Total                                         $3,847                 $10,627

3.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share data):

                                                       Three Months Ended       Nine Months Ended
                                                          September 30,           September 30,
                                                         2000       1999        2000        1999
                                                      ----------- ----------  ----------  ----------
Numerator:
  Income before the cumulative effect of a change
    in accounting principle                              $ 1,971      $ 993     $ 5,312     $ 4,891

  Net income                                               1,971        993       5,312       2,403

Denominator:
  Basic - weighted average shares outstanding             10,893     11,402      11,123      11,393

  Diluted
    Stock options - associates, officers, and
      directors                                                -         18           -           6
                                                      ----------- ----------  ----------  ----------
    Adjusted weighted average shares outstanding          10,893     11,420      11,123      11,399

Income per common share - basic and assuming dilution:
   Income before the cumulative effect of a change
     in accounting principle                              $ 0.18     $ 0.09      $ 0.48      $ 0.43

   Net income                                             $ 0.18     $ 0.09      $ 0.48      $ 0.21

For the three months and nine months ended September 30, 2000, 1,171,000 common shares subject to outstanding stock options were excluded from the diluted weighted average shares outstanding calculation, as their exercise prices exceeded the average fair market value of the underlying common shares for the period.

                              AIRNET SYSTEMS, INC.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

Except for the historical information contained in this Form 10-Q, the matters discussed, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet's management, are forward-looking statements which involve risks and uncertainties. When used in this document, the words "anticipate", "estimate", "expect", "may", "plan", "project" and similar expressions are intended to be among statements that identify forward-looking statements. Such statements involve risks and uncertainties including, but not limited to, the following which could cause actual results to differ materially from any such forward-looking statement: potential regulatory changes by the Federal Aviation Administration ("FAA"), which could increase the regulation of AirNet's business, or the Federal Reserve, which could change the competitive environment of transporting canceled checks; adverse weather conditions; acceptance of pricing strategies by current and potential customers; acceptance of AirNet's services by diverse markets; competitor reaction to AirNet pricing strategies; availability of qualified pilots and support personnel; technological advances and increases in the use of electronic funds transfers; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet's markets, price and other facets of its operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. AirNet undertakes no responsibility to update for changes related to these or any other factors that may hereafter occur. Refer to the 1999 Annual Report on Form 10-K for the fiscal year ended December 31, 1999, for additional detail relating to risk factors expressed in forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net revenues were $33.8 million for the three months ended September 30, 2000, an increase of $0.2 million, or 0.7%, over the same period of 1999.

Revenues from Bank Delivery decreased $0.2 million, or 0.7%, as a result of one less flying day in the current quarter and increased market competition. These decreases were offset by a 2% rate increase effective January 1, 2000.

Express Delivery revenues increased $0.5 million, or 5.7% primarily as a result of rate increases to most customers effective January 1, 2000, and volume growth from both the Company's Mercury Business Services ("Mercury") and Medical divisions. Mercury revenues grew by $0.5 million while premium and ground transportation services, which include services to the medical industry, increased $0.3 million. These increases were offset by decreases in wholesale, standard and other service revenues of approximately $0.3 million.

Total costs and expenses were $29.9 million for the three months ended September 30, 2000, a decrease of $1.3 million, or 4.3%, over the same period in 1999, resulting in income from operations of $3.8 million for the third quarter of 2000, compared to $2.3 million over the same period last year, a 69.8% increase.

Air transportation expenses were up $0.4 million, or 1.6%, for the quarter ended September 30, 2000 compared to the same period in 1999. Fuel costs increased $0.6 million due to higher aviation fuel prices but were offset by income from the fuel surcharge programs. Maintenance costs grew by $0.6 million due to increased labor and parts costs. Higher usage of outside charter operators due to a lack of pilots and the cost-effectiveness for chartering certain routes contributed $0.6 million to the overall increase. Depreciation expense increased $0.4 million due to aircraft additions and improvements. The shift towards higher usage of outside vendors and decreased team member headcount significantly lowered expense in wages and benefits by $0.3 million, supplies and uniform expense by $0.4 million and workers compensation expense through improved claims management by $0.2 million. The Company also experienced a $0.2 million reduction in costs associated with shipping packages with the commercial airlines due to decreased volumes associated with SDX services (shipments via the commercial airlines). Other operational costs decreased primarily as a result of lower shipment volumes in the Express Delivery segment.

Selling, general and administrative expense decreased $1.7 million, or 31.2%, over the same period in the prior year primarily due to the prior year including $1.1 million in one-time costs associated with management changes, personnel costs, and professional fees not in the current year. Additional decreases can be attributed to the reduction in administrative staff headcount over the past year.

Interest expense was $0.6 million for the three months ended September 30, 2000, which is comparable to the interest expense for the three months ended September 30, 1999. The notes payable balance has decreased by $0.9 million over the past year. However, interest rates have increased from approximately 6.0% at September 30, 1999 to approximately 7.5% at September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues increased $6.4 million, or 6.7%, to $102.3 million for the nine months ended September 30, 2000 compared to $95.8 million for the same period in 1999.

Bank Delivery revenues increased $1.2 million, or 1.6%, to $75.7 million. This increase is primarily the result of rate increases effective January 1, 2000.

Express Delivery revenues increased $5.6 million, or 27.3%, due to rate increases effective in 2000 and volume growth in the Company's premium, ground transportation and Mercury divisions. Premium and ground transportation services grew $4.5 million due to the addition of new customers requiring time-sensitive deliveries of just-in-time parts and medical products. Mercury contributed $1.2 million of the increase in revenues. These Express Delivery increases were offset by decreases in standard, wholesale, and other service revenues.

Fixed base and other operations decreased $0.3 million compared to the prior year primarily due to a $0.1 million loss on the sale of an aircraft in 2000 compared to a $0.2 million gain on the sale of an aircraft in the same period of 1999.

Total costs and expenses were $91.6 million for the nine months ended September 30, 2000, an increase of $5.9 million, or 6.9%, over the same period in 1999 resulting in income from operations of $10.6 million for the nine months ended September 30, 2000 compared to $10.1 million for the same period of 1999. Effective January 1, 1999, AirNet adopted the provisions of SOP 98-5, Reporting on the Costs of Start-Up Activities. The effect of the adoption of SOP 98-5 was to record a charge for the cumulative effect of a change in accounting principle of $2.5 million, net of taxes of $1.7 million ($0.22 per common share), to expense costs that had been capitalized prior to 1999.

Air transportation expenses were up $6.7 million, or 9.4%. Approximately $1.7 million of the increase in transportation costs, including ground courier costs, operational wages and related benefits, and commercial air freight cost, can be directly attributed to the addition of sales contracts entered into in the third quarter of 1999 resulting in a full year of expense in 2000 compared to a partial year in 1999. Fuel costs increased by $2.2 million due to higher aviation fuel prices and an increase in flight hours but were partially offset by income of $2.1 million from the fuel surcharge program. Maintenance costs are up $1.0 million primarily due to increased labor and parts costs. An increase of $1.0 million relates to the use of outside charter operators due to a lack of pilots and the cost-effectiveness of chartering certain routes. Depreciation expense is up $1.9 million due to aircraft additions and improvements which occurred during 1999. Wages and benefits expense increased $1.2 million due to increased pilot wages and the addition of the 2000 incentive compensation plan. Crew training expense increased $0.3 million due to outsourced flight simulator training beginning in late 1999. Premium reductions and improved claims management in the aircraft, air cargo and workers compensation areas resulted in a $0.7 million decrease in insurance expense year over year. Other operational costs increased as a result of the increase in Express Delivery volumes.

Selling, general and administrative expenses decreased $0.8 million, or 6.4%, for the nine month period primarily due to the prior year including $1.2 million in one-time costs associated with management changes, personnel costs, and professional fees not in the current year. The current year impact on the overall change includes an increase of $0.7 million in wages and benefits which can be attributed to the 2000 incentive compensation plan and growth in commissions expense of $0.3 million due to volume increases in the Express Delivery segment. These were offset by a $0.3 million decrease in amortization expense due to the expiration of certain non-compete covenants in the third quarter of 1999 and the impact of reductions in administrative staff year over year.

Interest expense was $1.8 million for the nine months ended September 30, 2000, which is comparable to the interest expense for the nine months ended September 30, 1999. The notes payable balance has decreased by $0.9 million over the past year. However, interest rates have increased from approximately 6.0% at September 30, 1999 to approximately 7.5% at September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $19.1 million for the nine months ended September 30, 2000, compared to $12.8 million for the same period in 1999.

CURRENT CREDIT ARRANGEMENTS. AirNet maintains a credit agreement with a bank that provides a $50.0 million unsecured revolving credit facility. The credit agreement limits the availability of funds to designated percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the credit agreement requires the maintenance of minimum net worth and cash flow levels, imposes limits on payments of dividends to 50% of net income and restricts the amount of additional debt which may be incurred. AirNet's outstanding balance at September 30, 2000 was $27.4 million, which is a $6.5 million decrease from the balance at December 31, 1999.

In September 1999, AirNet entered into two interest rate swap agreements with a bank as a hedge against the interest rate risk associated with AirNet's borrowings. The swap agreements each have a notional amount of $5.0 million and effectively lock in a portion of AirNet's variable rate revolving credit liability at fixed rates of 6.3% and 6.5% plus a margin based on AirNet's funded debt ratio. These swap agreements are in effect for a period of three years ending in September 2002. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense in the statements of operations. AirNet does not use derivative financial instruments for speculative purposes.

INVESTING ACTIVITIES. Capital expenditures totaled $9.3 million for the nine months ended September 30, 2000 compared to $13.8 million for the same period in 1999. Substantially all of the 2000 expenditures were incurred for aircraft inspections, major engine overhauls and related flight equipment. AirNet anticipates it will have approximately $14.0 million in total capital expenditures in 2000. AirNet anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers.

STOCK REPURCHASE PROGRAM. AirNet announced a stock repurchase program in February 2000 allowing AirNet to purchase up to $3.0 million of its common shares. Management and the Board of Directors believe that AirNet's common shares represent an excellent value and an appropriate investment. Purchases of these common shares will be made over time in the open market or through privately negotiated transactions. In the first half of 2000, AirNet repurchased 547,400 common shares for approximately $2.4 million. There was no additional repurchase activity in the third quarter ending September 30, 2000.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INFLATION AND INTEREST RATES

AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business. AirNet's primary market risk exposure relates to interest rate risk. At September 30, 2000, AirNet had a balance of $27.4 million on its revolving credit facility. This facility bears interest at AirNet's option, at a fixed rate determined by the Eurodollar rate, a negotiated rate or a floating rate. Based on borrowings at September 30, 2000, a one hundred basis point change in interest rates would impact net interest expense by approximately $274,000 per year. As discussed in the liquidity and capital resources section of Item 2, AirNet entered into two interest rate swap agreements with a bank as a hedge against the interest rate risk associated with borrowings.

                              AIRNET SYSTEMS, INC.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

           On April 6, 2000, AirNet filed an action in the United States District Court for the District of Maryland seeking to recover on a $0.5 million debt owed to it by Continental Courier Systems, Inc. for overnight courier services performed.

           On April 27, 2000, Continental answered AirNet's complaint, denying any indebtedness to AirNet and asserting several counterclaims, including violations of federal antitrust laws and state law claims of fraud and tortious competition. Continental is seeking up to $0.8 million on each claim and is seeking treble damages on the antitrust claims.

           On June 6, 2000, AirNet filed a motion to dismiss all of the counterclaims.

           On October 24, 2000, the Court ruled on AirNet's motion to dismiss and dismissed several of the asserted counterclaims. The Court did not dismiss the antitrust claims and in early November of 2000, AirNet filed a motion for reconsideration of that decision. AirNet believes that those counterclaims not yet dismissed are without merit and intends to vigorously defend against them. At this time, AirNet does not believe it is feasible to predict the outcome of either AirNet's claims nor Continental's counterclaims. The timing of the final resolution is also uncertain.

Item 2.    Changes in Securities and Use of Proceeds. Not Applicable

Item 3.    Defaults Upon Senior Securities.  Not Applicable

Item 4.    Submission of Matters to a Vote of Security Holders.  Not Applicable

Item 5.    Other Information. Not Applicable

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits:

               Exhibit No.                      Description
               -----------       ----------------------------------------------

                  27             Financial Data Schedule

           (b) Reports on Form 8-K:

               No reports on Form 8-K were filed during the three months ended September 30, 2000.

                              AIRNET SYSTEMS, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  November 6, 2000                    By: /s/ William R. Sumser
                                                -----------------------------
                                                William R. Sumser,
                                                Chief Financial Officer
                                                (Duly Authorized Officer)
                                                (Principal Financial Officer)

                              AIRNET SYSTEMS, INC.

                                INDEX TO EXHIBITS

Exhibit No.                           Description

    27          Financial Data Schedule.  Filed herewith.