Form 10-K
period 2000-12-31
AIRNET SYSTEMS INC
filed 2001-03-28
CIK 1011696

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended DECEMBER 31, 2000

                                      OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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


Based on a closing sales price of $4.15 per share on March 2, 2001, the aggregate market value of the voting stock held by non-affiliates of AirNet Systems, Inc., was approximately $31,539,000. As of that date, 10,921,708 common shares of AirNet Systems, Inc., were issued and outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 8, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1 - BUSINESS

OVERVIEW OF AIRNET'S BUSINESS

AirNet Express-SM-, the integrated national air transportation network of AirNet Systems, Inc., operates between 100 cities and 43 states and delivers over 20,000 time-critical shipments each working day. AirNet's check delivery service, which generates approximately 74% of AirNet's revenues, is the leading transporter of cancelled checks and related information for the U.S. banking industry, meeting more than 2,200 daily deadlines. AirNet's express service, which generates approximately 26% of AirNet's revenues, provides specialized, high priority delivery service for customers requiring late pick-ups and early deliveries combined with prompt, on-line delivery information. AirNet's fixed base operations, which account for less than 1% of AirNet's revenues, offer retail aviation fuel sales and related ground services for customers in Columbus, Ohio. In 2001, AirNet has begun offering a broader array of on-demand charter flights through a newly-created Aviation Services Division. Financial information pertaining to AirNet's segments can be found in Note 1 to AirNet's Consolidated Financial Statements included in
Item 8, Financial Statements and Supplementary Data.

AirNet currently operates a fleet of 119 aircraft (32 Learjets and 87 light twin engine aircraft), that fly approximately 110,000 miles per operating night, primarily Monday through Thursday. On-demand charter services are offered 24 hours per day, seven days per week. AirNet also provides ground pick-up and delivery services throughout the nation seven days per week, using a combination of company personnel and a network of over 300 vendors and independent contractors. AirNet's integrated air and ground network provides support for its base customers, primarily concentrated in the banking, medical and critical parts industries. AirNet also uses commercial airlines to provide SameDay delivery service for some of its check delivery and express delivery customers. Later pick-ups and earlier deliveries than those offered by other national carriers are the differentiating characteristics of AirNet's time-critical delivery network. In order to maintain this performance, AirNet uses a number of proprietary customer service and management information systems to track, sort, dispatch and control the flow of checks and small packages throughout AirNet's delivery system. Delivery times and selected shipment information are available on-line and through the Internet.

AirNet intends to capitalize on time-critical segments, such as medical, radioactive pharmaceutical and just-in-time inventories, in which its airline offers customers competitive advantages in their industries. AirNet's airline affords unique delivery capabilities to a limited number of shippers and we intend to broaden those capabilities and markets. We believe our flexible and reliable air network and demonstrated expertise in providing time-critical deliveries to the banking industry for over 26 years position us to provide these services.

AirNet Systems, Inc. was incorporated under the laws of the State of Ohio on February 15, 1996. AirNet's principal executive offices are located at 3939 International Gateway, Columbus, Ohio 43219, and our telephone number is
(614) 237-9777. AirNet's web site address is www.airnet.com.

BUSINESS STRATEGY

In addition to operating its divisions as business units, the principal components of AirNet's operating and growth strategy are as follows:

INCREASE YIELDS ON AIRCRAFT THROUGH CAPACITY MANAGEMENT

AirNet intends to leverage the use of its aircraft by attracting high-volume express customers who benefit from the airline's multiple late night departures and early morning arrivals. During 2000, AirNet implemented a regional operational and sales structure. This structure is designed to focus sales efforts on intra-regional sales, where a substantial portion of the airline's current capacity resides. In addition, sales and marketing efforts are focused on selling to logistics concerns such as wholesalers, forwarders, integrators and third-party-logistic providers (3PL's), who can benefit from AirNet's unique air services as they continually seek new, high-speed solutions for their customers.

FOCUS ON SERVICE TO THE MEDICAL INDUSTRY

AirNet currently holds an exemption certificate from the Department of Transportation (DOT 7060 Exemption) that allows our aircraft to transport higher volumes of defined radioactive materials than most other carriers. As one of only three air carriers in the United States holding such an exemption, we intend to aggressively market our services to producers of radioactive pharmaceuticals. These products have short half-lives, whereby the product's effectiveness and dosage potential are reduced exponentially over time. AirNet believes this 7060 Exemption, coupled with our multiple reflex hub system, gives our radioactive pharmaceutical customers a significant time and cost savings advantage over using other carriers.

PERFORMANCE MEASUREMENTS

AirNet's corporate strategy sets the direction for its operational and financial achievements. Management recognizes that this begins with each team understanding the stated goals and empowering team members to make meaningful contributions to our corporate results. In order to enhance AirNet's performance culture, the company has begun to measure every element of performance - not just operational performance. Every team member is part of the pay-for-performance incentive compensation plan. Individuals are measured against other individual, department and corporate goals. Team Members are evaluated and rewarded for making tangible improvements.

FLIGHT OPERATIONS

AirNet's flight operations are headquartered in Columbus, Ohio. AirNet utilizes an extensive screening process to evaluate potential pilots prior to hiring. These pilots meet stringent company qualifications, as well as all required Federal Aviation Administration requirements. All new pilots must satisfactorily complete a five-week training program conducted by AirNet's flight training staff prior to assignment of pilot duties. This training program includes one week of flight simulator training prior to any actual flight time in an aircraft, as well as intensive ground instruction. Additionally, many new pilots apprentice as co-pilots in order to gain a familiarity with AirNet's route system and the unique demands of night flying.

AirNet's central dispatch system ties together all components of the air operation. Departure and arrival times are continuously updated, and weather conditions throughout the nation are constantly monitored. AirNet dispatchers remain in constant contact with pilots, outbased hub managers, fuelers, maintenance and ground delivery personnel to ensure that no gaps exist in the delivery process. AirNet also uses commercial airlines, primarily to transport shipments during the daytime and weekend hours when our aircraft typically do not operate. Operations personnel utilize FLIGHTTRAX, a computerized flight tracking system that allows them to track the status of every AirNet and commercial flight in the country and schedule ground pick-up and delivery personnel appropriately.

AIRCRAFT FLEET

AirNet owns and operates a fleet of 119 aircraft. AirNet's fleet was comprised of the following aircraft at December 31, 2000:

                                                    MAXIMUM          MAXIMUM         MAXIMUM
                                                  PAYLOAD (1)       RANGE (2)       SPEED (3)
     AIRCRAFT TYPE                    NUMBER        (LBS.)         (N. MILES)        (KNOTS)
     -------------                    ------        ------         ----------       --------
     Learjets, Model 35/35A           28              4,200            2,000            440

     Learjets, Model 25                4              3,500            1,000            440

     Piper Navajo Chieftain           17              1,500              800            175

     Piper Aerostar                   13              1,000              900            190

     Beech Baron                      41              1,000              700            180

     Cessna 310                       16                900              600            170


----------------
(1) Maximum payload in pounds for a one-hour flight plus required fuel reserves.

(2) Maximum range in nautical miles, assuming zero wind, full fuel and full payload.

(3)  Maximum speed in knots, assuming full payload.

The Learjet is among the fastest, most reliable and most fuel efficient small jet aircraft available in the world. Although not currently required by regulations, the Learjet 35 meets all Stage Three noise requirements currently being implemented across the country. The Learjet 25 is a smaller aircraft with slightly smaller payload and range capabilities. We intend to either modify our Learjet 25 aircraft with approved hush kits, allowing them to operate more quietly with respect to the noise sensitive communities surrounding most airports, or to phase them out of scheduled operations and replace them with the more efficient Learjet 35 or other Stage Three compliant aircraft.

AirNet's fleet is positioned around a highly efficient and flexible national route structure designed to facilitate late pick-up and early delivery times, minimize delays and simplify flight scheduling. AirNet's hub-and-spoke system, with a primary hub in Columbus, Ohio and several mini-hubs across the nation (Atlanta, Chicago, Charlotte, Dallas, Denver, Des Moines and New
York), allow AirNet to match the varying load capacities of its aircraft with the shipment weight and volume of each destination city and to consolidate shipments at its hubs. The hubs are located primarily in less congested regional airports. These locations, in conjunction with AirNet's off-peak departure and arrival times, provide easy take-off and landings, convenient loading and unloading, and fast refueling and maintenance.

AirNet acquires and operates pre-owned aircraft, typically between 20 and 25 years old. These aircraft are reasonably priced and are relatively modern, as they have undergone no significant design changes in the last 25 years. Further, when appropriately maintained these aircraft show little or no evidence of erosion in performance.

Aircraft maintenance is also headquartered in Columbus. This facility operates 24 hours a day, 365 days a year. AirNet employs over 65 experienced aircraft and avionics technicians in seven separate locations across the country (Columbus, Dallas, Denver, Hartford, Minneapolis, New Orleans and Philadelphia), performing all levels of maintenance from 100-hour inspections on its light twin engine aircraft to 7,200-hour/12-year inspections on its fleet of Learjets. AirNet has an in-house engine shop where some of the piston engines are overhauled on-site, thereby reducing aircraft downtime and controlling costs. Avionics troubleshooting and repair, performed internally by AirNet since 1989, also provide for maximum efficiency and minimum aircraft downtime for its entire fleet.

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

DELIVERY SERVICES

AirNet manages its ground services through a combined use of employed team member couriers and over 300 outside independent contractor and vendor couriers. Team members are typically utilized on the scheduled routes that occur each operational day. Independent contractors and vendors are typically used for ad hoc pick-up and delivery services, allowing AirNet to better match its ground costs with its volume streams.

A typical shipment is picked up from the sending bank or an express customer by a courier. Cancelled check shipments are pre-sorted by bank personnel and bundled as to final destination using AirNet-supplied, color-coded bags. Express shipments are packaged in either AirNet-provided packaging or the customers' packaging with an AirNet airbill. The shipment is then transported to the local airport where it enters AirNet's air transportation system and is scanned via bar code technology, which reads information pertaining to the shipper, receiver, airbill number and applicable deadline. This data is then downloaded into AirNet's ComCheck or AirNet Connect computer system, where it is available to AirNet's customer service representatives ("CSRs").

Upon arrival at AirNet's Columbus hub or one of its mini-hubs, the shipment is off-loaded, sorted by destination and reloaded onto company aircraft. At the destination city, the shipment is off-loaded for the final time and delivered by courier to the receiver. When delivered, the shipment is once again scanned and downloaded into AirNet's computer system. Delivery information for all shipments is then available on-line to the customers and all CSRs. AirNet's customer service department is available to handle any inquiries, discrepancies or supply requests, as well as provide proof of delivery documentation, all of which are value-added features of AirNet's service.

AirNet's air and scheduled ground system is designed around three sets of banking deadlines and customized express deadlines. Basic deadlines, which have a 9:30 p.m. - 10:00 p.m. hub time in Columbus, provide delivery service between 12:01 a.m. and 2:00 a.m. to approximately the northeastern third of the nation. Premium deadlines, which have an 11:00 p.m. - 11:30 p.m. hub time in Columbus and Charlotte, provide delivery service at approximately 3:00 a.m. to the eastern half of the nation. Finally, City deadlines, which have a 4:00 a.m. -5:30 a.m. hub time in Columbus, provide delivery service at approximately 8:00 a.m. to all cities served by the network.

AirNet has historically, priced its check delivery services based on the tier of service and by the pound, on a customer by customer basis. In 2001, AirNet intends to modify its pricing strategy for such services by incorporating distance based pricing.

AirNet operates a fleet of approximately 200 ground transportation vehicles. Historically, AirNet has owned all of its ground vehicles. However, in 2001, we entered into a leasing agreement with a third party provider and intend to replace our current vehicles with leased vehicles, as necessary. Vehicles range in size from passenger cars to full sized vans. AirNet also rents lightweight trucks for certain weekend ground routes. Dispatching functions related to ground delivery services occur at both the Columbus, Ohio hub and on a local basis in some of the major cities served.

AirNet's SameDay service provides cancelled check delivery services to banking customers meeting daytime banking deadlines and to other express customers requiring next-flight-out timing. These shipments are typically picked up by AirNet couriers and transported via commercial airlines to destination cities, where couriers accept the packages and deliver them to the destinations.

CUSTOMERS

The highly specialized needs of AirNet's customer base combined with AirNet's performance level over the years have resulted in a high level of customer retention in the check delivery area. This customer retention level, in turn, creates a level of stability in AirNet's revenue base that allows for product development and continued dedication of resources to providing the highest possible level of service to customers. The U.S. banking industry, including commercial banks, savings banks and Federal Reserve banks, represents AirNet's largest category of customers and in 2000, accounted for approximately 74% of its revenues. This customer list represents over 100 of the nation's largest bank holding companies. AirNet's time-critical cancelled check delivery service allows its banking customers to offer competitive products and pricing.

Express delivery customers, which accounted for 26% of AirNet's 2000 revenues, include industrial and service corporations, entertainment companies, medical companies, national integrated carriers and consolidating freight forwarders. Although AirNet maintains a base of express delivery customers who ship nightly and have a high level of retention, we are also expanding services to retail customers who tend to ship less frequently. No single customer accounted for more than 10% of AirNet's 2000 revenues.

HUMAN RESOURCES

AirNet aggressively compensates for performance, with excellent performance recognized and rewarded through a company-wide incentive-based compensation program. Programs are designed to improve individual, departmental and corporate performance.

All AirNet personnel are part of the company-wide drug-testing program. Management believes this program, which goes beyond the requirements of AirNet's regulators, helps to ensure the highest possible performance levels. The management training and professional development seminars are periodically held for, and attended by, all levels of company personnel.

The chart below summarizes AirNet's workforce at December 31, 2000, 1999 and 1998. AirNet's associates are not represented by any union or covered by any collective bargaining agreement. AirNet has experienced no work stoppages and believes that its relationship with associates is good.

                                                  As of December 31,
        Department                       2000            1999           1998
        ----------                       ----            ----           ----
        Management/Administration         328             335            249
        Flight                            177             160            164
        Maintenance                        68              77             73
        Driver/Courier/Ramp/Sort          538             713            724
        ----------                      -----           -----          -----
           Total                        1,111           1,285          1,210


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

In the private sector, there are a large number of smaller, regional carriers that transport cancelled checks, none with a significant interstate market share. The two largest private sector air couriers, Federal Express Corporation ("FedEx") and United Parcel Service ("UPS"), both carry cancelled checks where the deadlines being pursued fit into their existing system, but this has not represented a significant market share of this industry market to date. AirNet provides customized service for its customer base, often with later pick-ups and earlier deliveries than the large, national couriers. Both FedEx and UPS utilize AirNet's transportation network for certain situations where they require customized service.

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

REGULATION

AirNet is regulated under Part 135 of the Federal Aviation Regulations by the Federal Aviation Administration. Additionally, AirNet obtained a 7060 exemption from the U.S. Department of Transportation, which allows transportation of increased volumes of certain radioactive materials on AirNet's airline. AirNet holds nationwide general commodities authority from the Interstate Commerce Commission to operate as a common carrier on an interstate basis within the contiguous 48 states. AirNet's delivery operations are subject to various state and local regulations, and in many instances, require permits and licenses from state authorities.

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

ITEM 2 - PROPERTIES

AirNet owns its corporate and operational headquarters at 3939 International Gateway in Columbus, Ohio. The building sits on land owned by the Port Authority of Columbus. AirNet has a 25-year land lease with the Port Authority, which expires on December 31, 2009 and contains a 20-year renewal option. The complex has 80,000 square feet, of which AirNet utilizes approximately 70,000 square feet. The remainder is subleased to unrelated third parties. AirNet's headquarters is currently used for operations, aircraft maintenance, vehicle maintenance, general and administrative functions, and training.

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

ITEM 3 - LEGAL PROCEEDINGS

On April 6, 2000, AirNet filed an action in the United States District Court for the District of Maryland seeking to recover on a $0.5 million debt owed to it by Continental Courier Systems, Inc. for overnight courier services performed. On April 27, 2000, Continental answered AirNet's complaint, denying any indebtedness to AirNet and asserting several counterclaims, including violations of federal antitrust laws and state law claims of fraud and tortious competition. Continental is seeking up to $0.8 million on each claim and is seeking treble damages on the antitrust claims. AirNet filed a motion to dismiss all of the counterclaims. The Court ruled on AirNet's motion to dismiss and dismissed several of the asserted counterclaims but not the antitrust claims. AirNet believes that those counterclaims not yet dismissed are without merit and intends to vigorously defend against them. At this time, AirNet does not believe it is feasible to predict the outcome of either AirNet's claims or Continental's counterclaims. The timing of the final resolution is also uncertain and settlement negotiations are being conducted.

There are no other pending legal proceedings involving AirNet other than routine litigation incidental to its business. In the opinion of AirNet's management, these proceedings should not, individually or in the aggregate, have a material adverse effect on AirNet's results of operations or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table identifies the executive officers of AirNet as of March 2, 2001. The executive officers serve at the pleasure of the Board of Directors.


NAME                    AGE                            POSITIONS
----                    ---                            ---------
Gerald G. Mercer        53    Chairman of the Board
Joel E. Biggerstaff     44    Chief Executive Officer, Chief Operating Officer
                                   and President
William R. Sumser       45    Chief Financial Officer, Treasurer, Secretary and
                                    Vice President, Finance
Jeffery B. Harris       41    Senior Vice President, Sales
Guy S. King             48    Vice President, Sales
Craig A. Leach          44    Vice President, Information Systems
Stephen K. Lister       41    Vice President, Airline Operations
Wynn D. Peterson        37    Vice President, Corporate Development
Kendall W. Wright       53    Vice President, Sales


Gerald G. Mercer has served as Chairman of the Board of AirNet since founding the company in 1974. He served as Chief Executive Officer from AirNet's inception until April 2000 and was President from 1974 to 1999. He won Ohio's "Entrepreneur of the Year" Award in 1996 and has been a member of the Young Presidents' Organization since 1986.

Joel E. Biggerstaff has served as AirNet's Chief Executive Officer since April 2000 and as President and Chief Operating Officer since August 1999. Prior to joining AirNet, Mr. Biggerstaff served as President of the Southern Region of Corporate Express Delivery Systems, a national expedited distribution service, from February 1998 through July 1999. From September 1996 through February 1998, Mr. Biggerstaff provided transportation consulting services and prior to September 1996, he held various positions within Ryder System, Inc., including Regional Vice President and General Manager.

William R. Sumser has served AirNet as the Chief Financial Officer since January 1, 2000, as Treasurer since March 1999, and as the Vice President, Finance and Secretary since March 1996. He also served as Controller from 1988 through 1999.

Jeffery B. Harris has served AirNet as Senior Vice President, Sales since May 2000 and as Vice President, Sales in the banking division since October 1997. Prior to joining AirNet in June 1996 as the Relationship Manager for Banking Sales, Mr. Harris served as Vice President and Senior Transit Product Manager for Mellon Bank, N.A. from 1994 to 1996.

Guy S. King has served as Vice President, Sales for AirNet since 1989. Prior to 1989, Mr. King served AirNet in numerous functions dating back to 1976, including dispatcher and pilot, before eventually founding AirNet's express delivery division in 1984. Mr. King has served on the Board of Directors of the Air Courier Conference of America since 1993.

Craig A. Leach has served as Vice President, Information Systems since January 2000. Mr. Leach established AirNet's Information Systems Department in 1985 and was named Director of Information Systems in 1996.

Stephen K. Lister was appointed Vice President, Airline Operations in February 2001. Mr. Lister has served AirNet in a variety of capacities since 1982.

Wynn D. Peterson, CFA, has served as Vice President, Corporate Development since February 2000. He joined AirNet in 1997 as Manager of Corporate Development. Prior to joining AirNet, Mr. Peterson served as a Portfolio Manager for Deseret Mutual from 1993 to 1997.

Kendall W. Wright has served as Vice President, Sales for AirNet since 1988.

                                    PART II
ITEM 5  -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common shares of AirNet Systems, Inc. trade on the New York Stock Exchange under the symbol "ANS". The table below sets forth the high and low sales prices of the common shares reported for the periods indicated.

                                      2000                     1999
           QUARTER ENDED        HIGH        LOW          HIGH          LOW
           -------------        ----        ---          ----          ---
         March 31               $6.94       $4.63        $14.38        $6.63
         June 30                 5.50        3.38         14.00         7.50
         September 30            5.38        4.38         13.88         9.00
         December 31             4.56        3.06          9.56         4.63


AirNet has not paid any dividends on its common shares and does not intend to pay any dividends in the foreseeable future. AirNet anticipates using future earnings to finance operations and future growth and development. Restrictive covenants in AirNet's revolving credit facility impose limitations on the payment of dividends. These covenants prohibit AirNet from paying cash dividends on its common shares in excess of 50% of net income.

On March 2, 2001, there were approximately 2,000 holders of AirNet common shares, based upon the number of holders of record and the number of individual participants in certain security position listings.

ITEM 6  -  SELECTED FINANCIAL DATA

                                                                                                                     Three Months
STATEMENT OF OPERATIONS DATA                                             Years Ended                   Year Ended       Ended
(in thousands, except per share data)                                    December 31,                 September 30,  December 31,
                                                      ----------------------------------------------  -------------  ------------
                                                           2000        1999         1998        1997        1996         1996
NET REVENUES
  Check delivery                                      $ 100,070   $  98,951    $  93,206   $  80,707   $  65,025      $  16,811
  Express delivery                                       34,483      28,714       19,109      15,660      13,864          3,614
  Fixed base and other operations                           650       1,033        1,366       1,395       1,063            366
                                                      ---------   ---------    ---------   ---------   ---------      ---------
TOTAL NET REVENUES                                      135,203     128,698      113,681      97,762      79,952         20,791
                                                      ---------   ---------    ---------   ---------   ---------      ---------

Costs and Expenses
  Air transportation                                    103,489      97,315       82,793      66,031      53,797         14,383
  Fixed base operations                                   1,103       1,089          853       1,101       1,033            309
  Selling, general, and administrative                   16,112      17,237       13,782       8,551      11,875          1,916
                                                      ---------   ---------    ---------   ---------   ---------      ---------
TOTAL COSTS AND EXPENSES                                120,704     115,641       97,428      75,683      66,705         16,608
                                                      ---------   ---------    ---------   ---------   ---------      ---------

Income from operations                                   14,499      13,057       16,253      22,079      13,247          4,183

Acquisition termination charge (Note 1)                      --          --        5,570          --          --             --
Interest expense                                          2,283       2,477        1,336         109       1,072             10
Offering-related, non-recurring expenses
  (Note 2)                                                   --          --           --          --      13,704             --
                                                      ---------   ---------    ---------   ---------   ---------      ---------
Income (loss) before income taxes                        12,216      10,580        9,347      21,970      (1,529)         4,173
                                                      ---------   ---------    ---------   ---------   ---------      ---------
Income tax expense, net (Note 3)                          4,961       4,308        3,711       8,767       4,200          1,688
                                                      ---------   ---------    ---------   ---------   ---------      ---------
Income (loss) before cumulative effect of
  accounting change                                       7,255       6,272        5,636      13,203      (5,729)         2,485
                                                      ---------   ---------    ---------   ---------   ---------      ---------
Cumulative effect of accounting change, net
  of tax (Note 4)                                            --      (2,488)          --          --          --             --
                                                      ---------   ---------    ---------   ---------   ---------      ---------
NET INCOME (LOSS)                                     $   7,255   $   3,784    $   5,636   $  13,203   ($  5,729)     $   2,485
                                                      ---------   ---------    ---------   ---------   ---------      ---------
Income per common share
  Income before cumulative effect of
    accounting change                                 $    0.66   $    0.55   $    0.46    $    1.05
  Cumulative effect of accounting change,
    net of tax                                               --       (0.22)         --           --
  Net income                                          $    0.66   $    0.33   $    0.46    $    1.05

Income per common share - assuming dilution
  Income before cumulative effect of
    accounting change                                 $    0.66   $    0.55   $    0.46    $    1.04
  Cumulative effect of accounting change,
    net of tax                                               --       (0.22)         --           --
  Net income                                          $    0.66   $    0.33   $    0.46    $    1.04

Pro forma information - unaudited (Note 5)
  Net loss before taxes                                                                               ($1,529)
  Pro forma adjustments, other than income taxes                                                        4,429
  Pro forma income taxes                                                                                5,618
  Pro forma net loss                                                                                  ($2,718)

  Pro forma net loss per share
  - basic and assuming dilution                                                                        ($0.34)

Adjusted pro forma information - unaudited
  Pro forma net loss                                                                                  ($2,718)
  Effects of eliminating offering-related,
       non-recurring expense, net of tax (Note 2)                                                      12,681

  Adjusted pro forma net income                                                                        $9,963

  Adjusted pro forma net income per share (Note 6)                                                      $0.80


BALANCE SHEET DATA
(in thousands)

Total assets                                          $ 122,533   $ 127,281    $ 127,129   $ 103,986   $  75,866    $  79,495
Total debt                                               22,719      33,948       35,506       9,730         197          111
Shareholders' equity                                     78,845      73,751       69,674      80,260      66,287       70,719


NOTE 1 Represents costs incurred as a result of the termination of a planned acquisition of Q International Courier, Inc. ("Quick"). The agreement was terminated in June 1998, resulting in a $2.4 million charge related to costs incurred during merger negotiations and a $3.2 million charge related to the settlement of a lawsuit filed by Quick.

NOTE 2 Represents non-cash, non-recurring expenses incurred as a result of AirNet's initial public offering (the "Offering"), effective May 31, 1996.

NOTE 3 Prior to the Offering, AirNet operated as an S corporation under the Internal Revenue Code for tax purposes and, consequently, was not subject to federal and certain state income taxes, except for the portion of income (loss) related to the operations of Express Convenience Center, Inc.

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS AIRNET SYSTEMS, INC.

GENERAL

AirNet's consolidated financial statements have been and will be affected by the following factors:

ACQUISITION

On August 11, 1998, AirNet acquired all of the outstanding common stock of Mercury Business Services, Inc., an express delivery management service located in Boston, Massachusetts, for 117,647 AirNet common shares and approximately $2.0 million cash. The results of operations of Mercury have been included in the financial data since its date of acquisition.

ACQUISITION TERMINATION CHARGE

On June 17, 1998, AirNet announced that it had terminated an agreement to acquire Q International Courier, Inc. ("Quick"). AirNet incurred $2.4 million of costs in conjunction with the planned acquisition, all of which were expensed upon the termination of the agreement. Subsequent to the termination of the agreement, AirNet agreed to settle a lawsuit filed by Quick in connection with the termination of the acquisition. Settlement and litigation costs related to the suit totaled approximately $3.2 million and were fully expensed as of December 31, 1998.

START-UP COSTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, Reporting on the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to July 1, 1998, AirNet capitalized start-up costs associated with its premium products line of business. Effective July 1, 1998, AirNet ceased capitalizing these costs and began amortizing the previously capitalized costs over five years. AirNet adopted the provisions of the SOP in its financial statements as of January 1, 1999.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Total net revenues were $135.2 million for the twelve months ended December 31, 2000, an increase of $6.5 million, or 5.1%, over the twelve months ended December 31, 1999. Net revenues from check delivery increased $1.1 million, or 1.1%. This increase was primarily the result of price increases, effective in January 2000, offset by a 2.6% reduction in shipment volumes.

Net revenues from express delivery increased $5.8 million, or 20.1%, from 1999 to 2000. Price increases to non-contractual customers accounted for approximately $0.9 million of the increase, while an additional $3.5 million can be attributed to the full year addition of a new contract with a new parts fulfillment customer. Charter and hazmat product line revenues doubled to $6.1 million in 2000 from $3.1 million in 1999 primarily due to increased shipments of radioactive pharmaceuticals and related medical products. Of the express delivery increase, $1.6 million can be attributed to increased revenues from the Mercury division, approximately $300,000 of which can be attributed to rate increases with the remainder the result of a 16.2% increase in shipment volume. These increases were offset by volume decreases in the ANX, SDX, wholesale and Standard product lines.

Total costs and expenses were $120.7 million in 2000, an increase of $5.1 million, or 4.4%, over 1999. This resulted in income from operations of $14.5 million in 2000, an increase of 11.0% over 1999 levels. Air transportation expenses increased $6.2 million, or 6.3%, while selling, general and administrative expenses decreased $1.1 million, or 6.5%, over 1999 levels.

The increase in air transportation expenses is partly attributed to increased depreciation expense, which was up $2.3 million over 1999 levels as a result of major engine overhaul additions and aircraft improvements. Maintenance expense was also up $1.2 million due to increased labor and parts costs. AirNet utilizes outside air providers on certain routes. Costs for these charter services increased $1.2 million over 1999 levels. Net fuel expense decreased slightly as the fuel surcharge programs for both check delivery and express delivery customers offset dramatic price increases experienced during the year.

Wage and benefit expense increased $1.2 million, or 7.5%, primarily due to the addition of a company-wide incentive compensation program implemented in 2000. Increased wage rates for flight personnel under an enhanced pilot retention plan were offset by a 29.2% decrease in courier personnel. The decrease in courier personnel is the result of AirNet's strategy to align its ground costs with shipment volumes through the use of vendors and independent contractors. Overall, ground costs were up $1.3 million, or 5.9%, primarily due to the addition of the just-in-time parts customer. Flight training costs increased $0.3 million with the addition of outsourced flight simulator training and the increase in new trainees related to high pilot turnover. These costs were offset by decreased workers' compensation costs compared to 1999 levels.

Selling, general and administrative expenses were down $1.1 million over 1999 levels, which contained approximately $0.9 million in charges for non-recurring outside consulting projects and a $0.4 million bad debt related charge. These reductions were offset slightly by costs associated with the incentive compensation plan for administrative personnel.

Interest costs were $2.3 million in 2000, compared to $2.5 million in 1999. Increased interest rates slightly offset the effects of the $11.2 million in debt reduction.

AirNet recorded tax expense of $5.0 million for 2000 compared to $4.3 million for fiscal 1999.

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

Net revenues from express delivery increased $9.6 million, or 50.3%, from 1998 to 1999. Of this increase, $4.2 million was due to a whole year of Mercury operations versus a partial year in 1998, as Mercury was acquired in August 1998. $5.3 million of the increase in express delivery revenue was due to growth in premium product shipments requiring specialized AirNet line-haul service, SameDay commercial airline service or hazardous material handling. These increases were offset by lower revenue from wholesale customers (freight forwarders) and customers requiring less time-critical standard service as AirNet continued its sales emphasis on premium services.

Total costs and expenses were $115.6 million in 1999, an increase of $18.2 million, or 18.7%, over 1998. This resulted in income from operations of $13.1 million in 1999, compared to $16.3 million in 1998. Air transportation expenses rose $14.5 million, or 17.5%.

In addition to the effects of capitalizing $0.8 million of start-up costs related to the express delivery business in the first half of 1998 and expensing such costs as incurred in 1999, air transportation costs increased to support growth in the express delivery area and the addition of Federal Reserve shipments to the weekend program. Wages and benefits were up $2.5 million and ground courier costs were up $3.0 million due to additional personnel to support the increased weekend operations and express delivery business growth. Aircraft fuel costs were up 11.3%, or $1.1 million, compared to 1998 as jet and piston fuel prices rose significantly during 1999. Outside services were up $0.3 million due to outsourced routes related to pilot shortages. Depreciation expense was up $1.3 million, or 12.8%, primarily due to airplane overhauls, engine additions and inspections in late 1998 and 1999. Other expense increased $5.2 million primarily due to a $1.5 million increase in workers' compensation costs, $2.9 million increase in commercial freight expense related to a full year of Mercury operations and significant increases in bank and Express shipments shipped via the commercial airlines.

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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES

Net cash provided by operating activities totaled $28.6 million for the year ended December 31, 2000, compared to $19.5 million for the year ended December 31, 1999. The significant increase is attributed to improved operations and the 2000 sale of an aircraft held in inventory at the end of 1999.

CURRENT CREDIT ARRANGEMENTS

AirNet maintains a credit agreement with a bank that provides a $50.0 million unsecured revolving credit facility which is scheduled to expire on August 1, 2003. The credit agreement limits the availability of funds to designated percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the credit agreement requires the maintenance of minimum net worth and cash flow levels, imposes limits on payments of dividends to 50% of net income and restricts the amount of additional debt which may be incurred. AirNet's outstanding balance at December 31, 2000 was $22.7 million, which is an $11.2 million decrease from the balance at December 31, 1999.

In September 1999, AirNet entered into two interest rate swap agreements with a bank as a hedge against the interest rate risk associated with AirNet's borrowings. The swap agreements each have a notional amount of $5.0 million and effectively lock in a portion of AirNet's variable rate revolving credit liability at fixed rates of 6.3% and 6.5% plus a margin based on AirNet's funded debt ratio. These swap agreements are in effect for a period of three years ending in September 2002. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense in the statements of operations. AirNet does not use derivative financial instruments for speculative purposes. At December 31, 2000, the aggregate fair value of these interest rate swaps was approximately ($105,000).

INVESTING ACTIVITIES

Capital expenditures totaled $15.8 million for the year ended December 31, 2000 compared to $17.6 million in 1999. Substantially all of the 2000 expenditures were incurred for aircraft inspections, major engine overhauls and related flight equipment. AirNet anticipates it will have approximately $16.0 million in total capital expenditures in 2001 and will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers.

AirNet announced a new stock repurchase program in February 2000 allowing AirNet to purchase up to $3.0 million of its common shares. In 2000, AirNet repurchased 547,400 common shares for approximately $2.4 million. The estimated impact of these purchases in 2000 was an increase to net income per share of $0.03. Management and the Board of Directors believe that AirNet's common shares represent an excellent value and an appropriate investment. Future purchases of these common shares will be made over time in the open market or through privately negotiated transactions.

AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

SEASONALITY AND VARIABILITY IN QUARTERLY RESULTS

AirNet's operations historically have been somewhat seasonal and somewhat dependent on the number of banking holidays falling during the week. Because financial institutions are currently AirNet's principal customers, AirNet's air system is scheduled primarily around the needs of financial institution customers. When financial institutions are closed, there is no need for AirNet to operate a full system. AirNet's fiscal quarter ending December 31 is often the most impacted by bank holidays (including Thanksgiving and Christmas) recognized by its primary customers. When these holidays fall on Monday through Thursday, AirNet's revenue and net income are adversely affected. AirNet's annual results fluctuate as well.

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

SELECTED QUARTERLY DATA

The following is a summary of the unaudited quarterly results of operations for the quarterly periods ended (in thousands, except per share data):

                                                      Quarters Ended,
                                          -----------------------------------------------
                                          March       June      September        December
                                           31          30           30              31
                                          --------    --------   ----------   -----------
              2000
Net revenues                              $ 33,674    $ 34,825   $   33,775   $   32,930
Income from operations                       2,915       3,865        3,847        3,872
Net income                                   1,374       1,966        1,971        1,944

Net income per share - basic and
      assuming dilution                   $    .12    $    .18   $      .18   $      .18

              1999

Net revenues                              $ 30,522    $ 31,766   $   33,538   $   32,872
Income from operations                       3,510       4,298        2,265        2,984
Income before cumulative effect of
     accounting change                       1,714       2,184          993        1,381

Cumulative effect of accounting
     change, net of tax                     (2,488)         --           --           --
                                          --------    --------   ----------   -----------
Net income (loss)                         ($   774)   $  2,184   $      993   $    1,381

Income per share

     Income before cumulative effect of
          accounting change               $    .15    $    .19   $      .09   $      .12
     Cumulative effect of accounting
          change, net of tax                  (.22)         --           --           --
                                          --------    --------   ----------   ----------
     Net income (loss)                        (.07)        .19          .09          .12

Income per share - assuming dilution
     Income before cumulative effect of
          accounting change                    .15         .19          .09          .12
     Cumulative effect of accounting
          change, net of tax                  (.22)         --           --           --
                                          --------    --------   ----------   ----------
     Net income (loss)                    ($   .07)   $    .19   $      .09   $      .12


INFLATION

Historically, inflation has not been a significant factor to AirNet. Although the value of AirNet's service to its primary customers is enhanced by higher interest rates, the volume of business has not changed historically with fluctuating interest rates. AirNet has attempted to minimize the effects of inflation on its operating results through rate increases and cost controls.

FUEL SURCHARGE/REBATE PROGRAM

AirNet maintains a fuel surcharge/rebate program for its check delivery customers. Under this program, as the OPIS-CMH (Ohio Price Information Service -Columbus, Ohio Station) price of jet fuel exceeds $0.75 per gallon, customers are surcharged. In turn, if the OPIS-CMH price falls below $0.60 per gallon, the same customers receive a rebate. Due to the recent increases in fuel prices, AirNet also implemented temporary fuel surcharges to its express delivery customers. The initial surcharge rate was set at 2% on most air and ground charges on February 6, 2000. In September 2000, the rate was increased to 4%. AirNet intends to rescind the surcharge when fuel prices return to lower, more stabilized levels.

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-K, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet's management, are forward-looking statements which involve risks and uncertainties. When used in this document, the words "anticipate," "estimate," "expect," "may," "plan," "project" and similar expressions are intended to be among statements that identify forward-looking statements. These statements involve risks and uncertainties such as the following, in addition to other factors not listed, which could cause actual results to differ materially from any forward-looking statement: potential changes by the FAA, which could increase the regulation of AirNet's business; potential changes by the Federal Reserve, which could change the competitive environment of transporting cancelled checks; adverse weather conditions; the ability to attract and retain qualified pilots; technological advances and increases in the use of electronic funds transfers; as well as other economic, competitive and governmental factors affecting AirNet's markets, prices and other facets of its operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. AirNet undertakes no responsibility to update for changes related to these or any other factors that may hereafter occur. The following factors, in addition to those factors listed above and other possible factors not listed, could affect AirNet's actual results and cause such results to differ materially from those expressed in forward-looking statements:

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

TECHNOLOGY

Some analysts have predicted that the increased use of electronic funds transfers will lead to a "checkless society," which could adversely affect the demand for AirNet's check delivery services to the financial services industry. In addition, some financial services industry analysts have predicted the development of various forms of imaging technology that could reduce or eliminate the need for prompt delivery of cancelled checks. Similarly, technological advances in the nature of "electronic mail" and "telefax" have affected the demand for on-call delivery services by express delivery customers. While none of these technological advances have had a significant adverse impact on AirNet's business to date, there can be no assurances that these or similar technologies, or other regulatory or technological changes in the check clearance and national payment systems, will not have an adverse affect on AirNet's business in the future.

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

AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business. AirNet's primary market risk exposure relates to interest rate risk. At December 31, 2000, AirNet had a $22.7 million outstanding balance on its revolving credit facility. This facility bears interest at AirNet's option of a fixed rate determined by the Eurodollar rate, a negotiated rate or a floating rate. Assuming borrowing levels at December 31, 2000, a one hundred basis point change in interest rates would impact net interest expense by approximately $227,000 per year. In 1999, AirNet entered into two interest rate swap agreements with a bank as a hedge against the interest rate risk associated with borrowings. The swap agreements each have a notional amount of $5.0 million and effectively locked in a portion of AirNet's variable rate revolving credit liability at fixed rates of 6.3% and 6.5% plus a margin based on AirNet's funded debt ratio. Each swap agreement contains a three-year term. At December 31, 2000, the aggregate fair value of these interest rate swaps was approximately ($105,000).

ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

Shareholders and Board of Directors
AirNet Systems, Inc.

We have audited the accompanying consolidated balance sheets of AirNet Systems, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also include the financial statement schedule listed in the Index at Item 14 (a)
2. These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirNet Systems, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Ernst & Young LLP




Columbus, Ohio
February 8, 2001

                              AIRNET SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                       In thousands, except per share data

                                                                        December 31,
                                                                   2000          1999
                                                                 ---------    ---------

ASSETS
Current assets:
Cash and  cash equivalents                                       $   1,118    $   1,667
Accounts receivable:
   Trade, less allowances of $601 and $598 at
        December 31, 2000 and 1999, respectively                    16,279       14,919
   Shareholders and associates                                          99          154
Inventory and spare parts                                            6,618       10,426
Taxes refundable                                                       283        2,382
Deferred taxes                                                         314          738
Deposits and prepaids                                                1,473        1,733
                                                                 ---------    ---------
Total current assets                                                26,184       32,019

Net property and equipment                                          86,600       84,733

Other assets:
  Goodwill, net of accumulated amortization of $1,041 and $715
        at December 31, 2000 and 1999, respectively                  7,705        7,920
  Other intangibles, net of accumulated amortization of $489
        and $2,264 at December 31, 2000 and 1999, respectively         233          375
  Investment in partnership and other                                1,811        2,234
                                                                 ---------    ---------
TOTAL ASSETS                                                     $ 122,533    $ 127,281
                                                                 =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                               $   4,456    $   5,203
  Salaries and related liabilities                                   3,271        2,792
  Accrued expenses                                                   1,873        1,206
  Current portion of notes payable                                      33           29
                                                                 ---------    ---------
Total current liabilities                                            9,633        9,230

Notes payable, less current portion                                 22,686       33,919
Deferred tax liability                                              11,369       10,381

Shareholders' equity:
  Preferred shares, $.01 par value; 10,000 shares
    authorized; and no shares issued and outstanding                    --           --
  Common shares, $.01 par value; 40,000 shares authorized;
    and 12,753  shares issued at December 31, 2000 and 1999            128          128
  Additional paid-in-capital                                        77,702       78,182
  Retained earnings                                                 22,462       15,207
  Treasury shares, 1,840 and 1,343 shares held at cost
     at December 31, 2000 and 1999, respectively                   (21,447)     (19,766)
                                                                 ---------    ---------
Total shareholders' equity                                          78,845       73,751
                                                                 ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 122,533    $ 127,281
                                                                 =========    =========


              See notes to consolidated financial statements

                              AIRNET SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       In thousands, except per share data

                                                                                      Year Ended December 31,
                                                                                   2000        1999         1998
                                                                                ---------   ---------    ---------

NET REVENUES
  Air transportation, net of excise tax of $4,216, $3,592, and $3,106 for the years ended December 31, 2000, 1999, and 1998, respectively:
    Check delivery                                                              $ 100,070   $  98,951    $  93,206
    Express delivery                                                               34,483      28,714       19,109
  Fixed base and other operations                                                     650       1,033        1,366
                                                                                ---------   ---------    ---------
TOTAL NET REVENUES                                                                135,203     128,698      113,681

COSTS AND EXPENSES

  Air transportation

    Wages and benefits                                                             17,621      16,389       13,871
    Aircraft fuel                                                                  11,226      11,307       10,160
    Aircraft maintenance                                                            8,831       7,625        7,407
    Ground couriers and outside services                                           27,961      25,438       21,301
    Depreciation                                                                   13,680      11,391       10,101
    Other                                                                          24,170      25,165       19,953
  Fixed base operations                                                             1,103       1,089          853
  Selling, general and administrative                                              16,112      17,237       13,782
                                                                                ---------   ---------    ---------
TOTAL COSTS AND EXPENSES                                                          120,704     115,641       97,428
                                                                                ---------   ---------    ---------
Income from operations                                                             14,499      13,057       16,253
Acquisition termination charge                                                         --          --        5,570
Interest expense                                                                    2,283       2,477        1,336
                                                                                ---------   ---------    ---------
Income before income taxes                                                         12,216      10,580        9,347
Provision for income taxes                                                          4,961       4,308        3,711
                                                                                ---------   ---------    ---------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                7,255       6,272        5,636

Cumulative effect of accounting change, net of $1,735 tax benefit                      --      (2,488)          --
                                                                                ---------   ---------    ---------

NET INCOME                                                                      $   7,255   $   3,784    $   5,636

Income per common share - basic and assuming dilution
  Income before cumulative effect of accounting change                          $    0.66   $    0.55    $    0.46
  Cumulative effect of accounting change, net of tax                                   --       (0.22)          --
                                                                                ---------   ---------    ---------
  Net income                                                                    $    0.66   $    0.33    $    0.46
                                                                                =========   =========    =========


              See notes to consolidated financial statements

                                AIRNET SYSTEMS, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   In thousands

                                                                            Year Ended December 31,
                                                                         2000        1999        1998
                                                                       --------    --------    --------
OPERATING ACTIVITIES
Net income                                                             $  7,255    $  3,784    $  5,636
Adjustments to reconcile net income to net cash
provided by operating activities:
  Cumulative effect of accounting change                                     --       2,488          --
  Depreciation                                                           13,810      11,525      10,209
  Amortization of intangibles                                               692         789       1,067
  Deferred taxes                                                          1,413         766       4,218
  Provision for losses on accounts receivable                               171         504         150
  Loss on disposition of assets                                              68         102          55
  Cash provided by (used in) operating assets and liabilities:
    Accounts receivable                                                  (1,476)     (2,338)     (1,574)
    Inventory and spare parts                                             3,808      (1,040)     (3,333)
    Prepaid expenses                                                        260       1,015         112
    Start-up costs                                                           --          --      (2,165)
    Accounts payable                                                       (747)       (727)      1,448
    Salaries and related liabilities                                        479       1,508        (324)
    Accrued expenses                                                        668      (2,684)      2,168
    Taxes payable                                                         2,099       3,553      (6,423)
    Other, net                                                              101         257         742
                                                                       --------    --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                28,601      19,502      11,986

INVESTING ACTIVITIES

Acquisition of Mercury Business Services, Inc., net of cash acquired         --          --      (1,827)
Acquisition of Data Air Courier, Inc., net of cash acquired                  --          --         (34)
Purchases of property and equipment                                     (15,825)    (17,639)    (18,706)
Payments for covenants not  to compete                                      (15)       (170)       (540)
Proceeds from sales of property and equipment                                79          96         415
                                                                       --------    --------    --------
NET CASH USED IN INVESTING ACTIVITIES                                   (15,761)    (17,713)    (20,692)

FINANCING ACTIVITIES

Proceeds from 1996 Incentive Stock Plan Programs                            195         293       1,947
Net borrowings (repayments) under the revolving credit facility         (11,200)     (1,500)     25,800
Repayment of long-term debt                                                 (29)        (57)        (24)
Purchase of treasury stock                                               (2,355)         --     (20,000)
                                                                       --------    --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (13,389)     (1,264)      7,723
                                                                       --------    --------    --------

Net increase (decrease) in cash                                            (549)        525        (983)
Cash and cash equivalents at beginning of year                            1,667       1,142       2,125
                                                                       --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $  1,118    $  1,667    $  1,142
                                                                       ========    ========    ========


    See notes to consolidated financial statements

AIRNET SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
In thousands


                                                                      Common Shares   Additional
                                                                      -------------   ----------
                                                                    Number of          Paid-in     Retained   Treasury
                                                                     Shares   Amount   Capital     Earnings    Shares      Total
                                                                     ------   ------   --------    --------   --------    --------
Balance December 31, 1997                                            12,753   $  128   $ 79,778    $  5,787   ($ 5,433)   $ 80,260

  Net income                                                             --       --         --       5,636         --       5,636
  Issuance of treasury shares - exercise of stock options                --       --       (685)         --      2,184       1,499
  Issuance of treasury shares - Associate Stock Purchase Program         --       --        (34)         --        315         281
  Issuance of treasury shares - acquisition of Mercury                   --       --       (604)         --      2,427       1,823
  Issuance of treasury shares - associate stock bonus                    --       --         --          --        175         175
  Purchase treasury shares                                               --       --         --          --    (20,000)    (20,000)
                                                                     ------   ------   --------    --------   --------    --------

Balance December 31, 1998                                            12,753      128     78,455      11,423    (20,332)     69,674

  Net income                                                             --       --         --       3,784         --       3,784
  Issuance of treasury shares - Associate Stock Purchase Program         --       --       (273)         --        566         293
                                                                     ------   ------   --------    --------   --------    --------

Balance December 31, 1999                                            12,753      128   $ 78,182    $ 15,207   ($19,766)   $ 73,751

  Net Income                                                             --       --         --       7,255         --       7,255
  Purchase of treasury shares                                            --       --         --          --     (2,418)     (2,418)
  Issuance treasury shares - Associate Stock Purchase Program            --       --       (348)         --        542         194
  Issuance treasury shares - Director Compensation Plan                  --       --       (132)         --        195          63
                                                                     ------   ------   --------    --------   --------    --------
Balance December 31, 2000                                            12,753   $  128   $ 77,702    $ 22,462   ($21,447)   $ 78,845
                                                                     ======   ======   ========    ========   ========    ========


1.       SIGNIFICANT ACCOUNTING POLICIES

AirNet Systems, Inc. and its subsidiaries (the "company") operate a fully integrated national air transportation network that provides delivery service for time-critical shipments for customers in the U.S. banking industry and other industries requiring the express delivery of packages. The company also offers retail aviation fuel sales and related ground services for customers at its Columbus, Ohio facility.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Certain 1998 and 1999 balances have been reclassified to conform with the 2000 presentation.

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

ACCOUNTS RECEIVABLE

For 2000, approximately 74% and 55% of the company's revenues and related receivables, respectively, were generated from customers within the banking industry. The company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The company establishes an allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends and other information.

INVENTORY AND SPARE PARTS

Inventory and spare parts are valued at the lower of cost (weighted average method) or market. At December 31, 2000 and 1999, the balances included aircraft held for resale valued at $255,000 and $3,891,000, respectively.

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

         Airframes                                     15 years
         Buildings                                     30 years
         Other flight equipment                     2 - 5 years
         Other property and equipment              3 - 10 years

The company prepays certain engine repair and overhaul services under manufacturer service plans. These prepaid balances are classified as fixed assets and amortization begins when major repairs or overhauls occur. Prepaid balances, included as other property and equipment, were $3,448,000 and $2,398,000 at December 31, 2000 and 1999, respectively.

INVESTMENT IN SUBSIDIARY

AirNet wholly owns Float Control, Inc., which holds a 19% interest in the Check Exchange System Co. ("CHEXS"). Float Control accounts for its investment in CHEXS under the equity method of accounting. At December 31, 2000 and 1999, Float Control's recorded investment in CHEXS was $1,684,000 and $2,065,000, respectively.

INCOME TAXES

The company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

GOODWILL

Goodwill is amortized on a straight-line basis over 25 years. The company's policy is to periodically review its goodwill and other long-lived assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which the business operates or if the expected future cash flows (undiscounted and without interest) would become less than the carrying amount of the asset. An impairment loss would be recorded in the period such determination is made based on the fair value of the related businesses.

FINANCIAL INSTRUMENTS

The fair values of the Company's financial instruments approximated their carrying values at December 31, 2000 and 1999.

The company uses interest rate swaps for the purpose of hedging its exposure to fluctuations in interest rates. The swaps meet the requirements designation and correlation for use of the accrual method of accounting. Differentials in the swapped amounts are recorded as adjustments of the underlying periodic cash flows that are being hedged.

INTANGIBLES

Intangibles include non-competition agreements, which are being amortized on the straight-line method over periods ranging from one to five years.

SEGMENT REPORTING

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which established annual and interim reporting and disclosure standards for an enterprise's operating segments. SFAS No. 131 became effective for fiscal years beginning after December 15, 1997. The company has historically not segregated costs between its Bank Delivery and Express Delivery operations. Prior to 2000, AirNet did not report segment information due to accounting system limitations. The company modified its accounting systems and began reporting segment information on a going forward basis beginning with the quarter ended March 31, 2000, as restatement of prior periods is impracticable.

AirNet divides its business into two operating segments: Bank Delivery and Express Delivery. The Bank Delivery segment transports cancelled checks and related information for the U.S. banking industry. The Express Delivery segment provides specialized, high priority delivery service for customers requiring late pick-ups and early deliveries combined with prompt, on-line delivery information.

AirNet's assets are not allocated between segments due to significant overlap in usage of the aircraft fleet, vehicles and facilities. Management evaluates the performance of each segment based on operating income.

Summarized financial information concerning AirNet's reportable segments is shown in the following table for the year ended December 31, 2000 (in thousands). The "Other" category includes AirNet's fixed base operations and income and expense not allocated to the reportable segments.


Net Revenues
     Bank Delivery                                      $100,070
     Express Delivery                                     34,483
     Other                                                   650
                                                        --------
     Total                                               135,203

Income (loss) from operations
     Bank Delivery                                        16,090
     Express Delivery                                     (1,106)
     Other                                                  (485)
                                                        --------
     Total                                               $14,499


EFFECT OF NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, which is required to be adopted by AirNet effective January 1, 2001. The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Based on AirNet's derivative positions at December 31, 2000 (see Note 5), the company estimates that it will report a reduction in other comprehensive income of approximately $105,000 from the cumulative effect of the adoption.

SUPPLEMENTAL  CASH FLOW DATA

Cash paid for interest was $2,269,000, $2,411,000, and $1,236,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Cash paid for taxes was $1,728,000, $559,000, and $6,078,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

2.       WRITE OFF OF START-UP COSTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, Reporting on the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to July 1, 1998, the company capitalized start-up costs associated with its premium products line of business. Effective July 1, 1998, the company ceased capitalizing such costs and began amortizing the previously capitalized costs over five years. The company adopted the provisions of the SOP in its financial statements as of January 1, 1999 which resulted in the write-off of unamortized start-up costs at that time. Had the company accounted for start-up costs under SOP 98-5 in 1998 and 1999, its net income and net income per share would have been the following:

                                               1999                1998
                                            ----------          ----------
Proforma net income                         $6,272,000          $4,632,000
     -per share (assuming dilution)              $0.55               $0.37



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

4.       PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                               2000                1999
                                          ------------        ------------
Flight equipment                          $143,679,000        $130,432,000
Other property and equipment                21,770,000          20,803,000
                                          ------------        ------------
                                           165,449,000         151,235,000
Less accumulated depreciation               78,849,000          66,502,000
                                          ------------        ------------
Net property and equipment                $ 86,600,000        $ 84,733,000
                                          ============        ============


5.       NOTES PAYABLE

The company had borrowings as follows at December 31:


                                                 2000                  1999
                                             -----------          -----------
Term note                                      $ 119,000            $ 148,000
Revolving credit facility                     22,600,000           33,800,000
                                             -----------          -----------
                                              22,719,000           33,948,000
Current portion of notes payable                  33,000               29,000
                                             -----------          -----------
Long-term portion of notes payable           $22,686,000          $33,919,000
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

The Company also maintains standby letters of credit totaling $1,025,000 with a bank related to its insurance policy agreements.

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

In conjunction with the purchase of the company's operations facility in 1997, the company issued a $263,000 term note. The terms of the note require monthly principal and interest payments of $4,000 through 2005 and the note is collateralized by the facility.

6.       1996 INCENTIVE STOCK PLAN

In 1996, the company adopted the AirNet Systems, Inc. 1996 Incentive Stock Plan (the "Plan"). The Plan was last amended in August 1999. The Plan provides for the issuance of incentive and non-qualified stock options, restricted stock and performance shares and a stock purchase plan (collectively, "Awards"). The Plan also provides for the grant of stock options to outside directors. The maximum number of common shares available for issuance under the Plan is 1,650,000 through 2006. The Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms and conditions applicable to the Awards. The exercise price of each option equals the market price of a common share on the date of grant. An option's maximum term is ten years (five years for ISOs granted to 10% shareholders). Option vesting periods range from vesting upon grant to vesting over four years.

A summary of the company's stock option activity and related information follows (in thousands, except price per share data) for the years ended December 31:



                                       2000                  1999                 1998
                                --------------------   ------------------   ------------------
                                           Weighted              Weighted             Weighted
                                           Average               Average              Average
                                Common     Exercise    Common    Exercise   Common    Exercise
                                Shares      Price      Shares    Price      Shares     Price
                                --------------------   ------------------   ------------------
 Outstanding at beginning of
      period                      1,158     $13.54        789      $16.14      651      $14.28
 Granted                            175       5.67        422        9.62      288       19.32
 Exercised                          --          --         --         --      (106)      14.11
 Cancelled                        (191)      12.33        (53)      12.04      (44)      14.12
                                 ------                 -----                 ----
 Outstanding at end of period     1,142      12.45      1,158       13.95      789       16.14
                                 ======                 =====                 ====
 Options exercisable at end of
      period                        712      14.09        662       14.82      532       14.99


The company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:


                                                    2000      1999       1998
                                                   -----      -----     -----
Risk free interest rate                             6.5%       6.5%      6.5%
Volatility factor of expected market price
     of the company's common shares                60.0%      50.0%     54.5%
Weighted average expected life
     of options (years)                             5.88       6.88      7.55


The weighted average fair value of options granted was $3.49, $7.33 and $12.59 in the years ended December 31, 2000, 1999 and 1998, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The company's pro forma information follows for the years ended December 31:


                                           2000         1999            1998
                                        ----------    ----------   ----------
Net income, adjusted for FAS 123        $6,228,000    $2,647,000   $4,668,000
Net income per share, adjusted
for FAS 123:
     Basic and assuming dilution              $.56          $.23         $.38


The following summarizes information about stock options outstanding as of December 31, 2000:


                                  Options Outstanding                                         Options Exercisable
     ------------------------------------------------------------------------------     -------------------------------
                                               Weighted-Average
                                                  Remaining
     Range of Exercise            Number of        Contractual     Weighted-Average     Number of      Weighted-Average
          Prices                  Options        Life (Years)      Exercise Price        Options        Exercise Price
     -----------------         ----------------  -------------     ----------------     ---------      ----------------
         Less than $10.00           516,510         8.5            $   8.30               170,040       $   9.14
            $10.01-$15.00           372,000         5.3               14.12               370,000          14.13
            $15.01-$20.00           201,900         6.8               17.33               119,700          17.22
            $20.01-$25.00            52,000         7.4               22.72                52,000          22.72
                               ----------------                                         ---------
                                  1,142,410         7.1            $  12.45               711,740        $ 14.09
                               ================                                         =========

7.       LEASE OBLIGATIONS

The company leases facility space at various locations throughout the United States. The company incurred lease expense of $1,597,000, $1,560,000 and $1,092,000 for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, future minimum lease payments by year and in the aggregate under non-cancelable operating leases with initial or remaining terms exceeding one year are as follows: 2001 - $229,000; 2002 - $49,000; 2003 -
$13,000.

8.       RELATED PARTY TRANSACTIONS

During 2000, AirNet provided a $200,000 bridge loan to its Chief Executive Officer, Chief Operating Officer and President. The loan was repaid in full during the year.

9.       RETIREMENT PLAN

The company has a 401(k) retirement savings plan. All associates who have completed a minimum of six months of service may contribute up to 15% of their eligible annual earnings to the plan. The company may elect, at its discretion, to make matching and profit-sharing contributions. The company's contribution expense related to the plan totaled $514,000, $529,000 and $457,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

10.      INCOME TAXES

Income taxes are summarized as follows for the years ended December 31:


                         2000         1999          1998
                      ----------   ----------   ----------
 Current:
    Federal           $2,041,000   $1,594,000   $1,299,000
    State and local      801,000       63,000      230,000
                      ----------   ----------   ----------
                       2,842,000    1,657,000    1,529,000

 Deferred:
    Federal            2,037,000    2,195,000    1,855,000
    State and local       82,000      456,000      327,000
                      ----------   ----------   ----------
                       2,119,000    2,651,000    2,182,000
                      ----------   ----------   ----------
                      $4,961,000   $4,308,000   $3,711,000
                      ==========   ==========   ==========


Significant components of the company's deferred tax liabilities and assets are as follows at December 31:


                                                    2000             1999
                                                 ------------     ------------
   Long-term deferred tax asset:
        Alternative minimum tax credits           $ 3,094,000      $ 3,406,000
        Other                                         301,000                -

   Long-term deferred tax liabilities:
        Property and equipment                    (13,085,000)     (11,840,000)
        Intangible assets and other                (1,679,000)      (1,947,000)
                                                 ------------     ------------
   Net long-term deferred tax liabilities        ($11,369,000)    ($10,381,000)
                                                 ============     ============

   Current deferred tax assets:
        Workers' compensation reserves            $   184,000      $   265,000
        Health insurance reserves                           -          168,000
        Allowance for bad debt reserves               237,000          236,000
        Other                                         113,000          265,000
                                                 ------------     ------------
   Total current assets                               534,000          934,000

   Current deferred tax liabilities:
        Prepaid expenses                             (220,000)        (172,000)
        Other                                               -          (24,000)
                                                 ------------     ------------
   Total current liabilities                         (220,000)        (196,000)
                                                 ------------     ------------
   Net current deferred tax assets                $   314,000      $   738,000
                                                 ============     ============


Differences arising between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows for the years ended December 31:


                                                      2000                    1999                    1998
                                               ------------------     --------------------     -------------------
 Tax expense at federal statutory
      rate on pretax income                     $4,153,000  34.0%      $3,597,000    34.0%      $3,178,000   34.0%
 Add (deduct):
      State taxes, net of Federal benefit          610,000   5.0          566,000     5.3          410,000    4.4
      Non-deductible permanent differences         198,000   1.6          145,000     1.4          122,000    1.3
      Other                                              -     -                -       -            1,000      -
                                               ------------------     --------------------     -------------------
 Total taxes                                    $4,961,000  40.6%      $4,308,000    40.7%      $3,711,000   39.7%
                                               ==================     ====================     ===================

11.      NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31:

                                                       2000           1999           1998
                                                    ------------   ------------   ------------
Numerator:
     Income before the cumulative effect of
          accounting change                          $ 7,255,000    $ 6,272,000    $ 5,636,000
     Cumulative effect of accounting
          change, net of tax                                   -     (2,488,000)             -
                                                    ------------   ------------   ------------
   Net Income                                        $ 7,255,000    $ 3,784,000    $ 5,636,000

Denominator:
     Basic - weighted average shares
           outstanding                                11,067,000     11,397,000     12,228,000

     Diluted

          Stock options - associates, officers
                and directors                                  -              -        152,000
                                                    ------------   ------------   ------------
          Adjusted weighted average shares
                outstanding                           11,067,000     11,397,000     12,380,000

Net income per share - basic and diluted:
     Income before the cumulative effect of
          accounting change                                 $.66           $.55           $.46
     Cumulative effect of accounting
          change, net of tax                                   -           (.22)             -
                                                    ------------   ------------   ------------
   Net income                                               $.66           $.33           $.46


For the years ended December 31, 2000, 1999 and 1998, 1,142,000, 1,212,000 and
102,000 stock options, respectively, were excluded from the diluted weighted average shares outstanding calculation, as their exercise prices exceeded the average fair market value of the underlying common shares for the year.

12.      ACQUISITION TERMINATION CHARGE

On June 17, 1998, the company announced that it had terminated an agreement to acquire Q International Courier, Inc. ("Quick"). The company had incurred $2,370,000 of costs in conjunction with the planned acquisition, all of which were expensed upon the termination of the agreement. In 1999, the company agreed to settle a lawsuit filed by Quick in connection with the termination of the planned acquisition. Settlement and litigation costs related to the suit totaled approximately $3,200,000 and were fully expensed as of December 31, 1998.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for in this Item 10 is incorporated herein by reference to AirNet's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 8, 2001, under the caption "ELECTION OF DIRECTORS." In addition, information concerning AirNet's executive officers is included in the portion of Part I of this Annual Report on Form 10-K entitled "Executive officers of the registrant."

ITEM 11 -  EXECUTIVE COMPENSATION

The information called for in this Item 11 is incorporated herein by reference to AirNet's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 8, 2001, under the captions "ELECTION OF DIRECTORS - Compensation of Directors" and "EXECUTIVE COMPENSATION."

ITEM 12  -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for in this Item 12 is incorporated herein by reference to AirNet's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 8, 2001, under the caption "BENEFICIAL OWNERSHIP OF COMMON SHARES."

ITEM 13  -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for in this Item 13 is incorporated herein by reference to AirNet's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 8, 2001, under the caption "TRANSACTIONS WITH Management."

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Documents filed as part of this report

       1.   The following consolidated financial statements are included in Item
            8:

               Report of independent auditors
               Consolidated balance sheets as of December 31, 2000 and 1999 Consolidated statements of income for the years ended December 31, 2000, 1999 and 1998
               Consolidated statements of changes in shareholders' equity for the years ended December 31, 2000, 1999 and 1998
               Consolidated statements of cash flows for the years ended December 31, 2000, 1999 and 1998
               Notes to consolidated financial statements

2.     Schedule II - Valuation and Qualifying Accounts is included below:

          ------------------------------------------------------------------------------------------------------------
                          COL A                    COL B               COL C                COL D         COL E
                                                                     Additions
          -----------------------------------------------------------------------------------------------------------
                                                 Balance at   Charged to   Charged to                    Balance at
                                                  Start of    Costs and      Other        Deductions      End of
                       Description                 Period      Expenses     Accounts         (1)          Period
          ------------------------------------------------------------------------------------------------------------
           Year end December 31, 2000:
           Deducted from asset accounts;
           Allowance for doubtful accounts          $598,076    $170,602    $       0        $167,564       $601,114
          ------------------------------------------------------------------------------------------------------------
           Year end December 31, 1999:
           Deducted from asset accounts;
           Allowance for doubtful accounts           289,784     504,379            0         196,087        598,076
          ------------------------------------------------------------------------------------------------------------
           Year end December 31, 1998:
           Deducted from asset accounts;
           Allowance for doubtful accounts           122,869     150,215       25,000           8,300        289,784
          ------------------------------------------------------------------------------------------------------------

    -----------------------
    (1)  Uncollectible accounts written off, net of recoveries

    Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.  Exhibits

    The following exhibits are included or incorporated by reference in this Annual Report on Form 10-K:


    Exhibit No.                 Description                                      Location
    -----------                 -----------                                      --------
      3.1       Amended Articles of AirNet Systems, Inc.          Incorporated herein by reference to
                                                                  Exhibit 2.1 to AirNet Systems, Inc.'s
                                                                  Registration Statement on Form 8-A (File
                                                                  No. 0-28428) filed on May 3, 1996 (the
                                                                  "Form 8-A")

      3.2       Certificate of Amendment to the Amended           Incorporated herein by reference to
                Articles of AirNet Systems, Inc. as filed with    Exhibit 4(b) to AirNet Systems, Inc.'s
                the Ohio Secretary of State on May 28, 1996       Registration Statement on Form S-8
                                                                  (Registration No. 333-08189) filed on July
                                                                  16, 1996 (the "1996 Form S-8")


      3.3       Amended Articles of AirNet Systems, Inc. (as      Incorporated herein by reference to
                amended through May 28, 1996) (for SEC            Exhibit 4.3 to AirNet Systems, Inc.'s 1996
                reporting compliance purposes only - not filed    Form S-8
                with the Ohio Secretary of State)

      3.4       Code of Regulations of AirNet Systems, Inc.       Incorporated herein by reference to
                                                                  Exhibit 2.2 to AirNet Systems, Inc.'s Form
                                                                  8-A

      3.5       Certificate regarding adoption of amendment to    Incorporated herein by reference to
                Section 1.10 of the Code of Regulations of        Exhibit 3.1 to AirNet Systems, Inc.'s Form
                AirNet Systems, Inc. by the shareholders on May   10-Q for the period ended June 30, 2000
                12, 2000

      3.6       Code of Regulations of AirNet Systems, Inc.       Incorporated herein by reference to
                (reflecting amendments through May 12, 2000)      Exhibit 3.2 to AirNet Systems, Inc.'s Form
                [for SEC reporting compliance purposes only]      10-Q for the period ended June 30, 2000

      4.1       Loan Agreement among AirNet Systems, Inc., the    Incorporated herein by reference to
                Lenders party thereto and NBD Bank, as agent,     Exhibit 4.1 to AirNet Systems, Inc.'s
                dated August 1, 1998 (the "Credit Agreement")     Annual Report on Form 10-K for the year
                                                                  ended December 31, 1998 (File No. 1-13025)

      4.2       First Amendment to Credit Agreement, dated as     Incorporated herein by reference to
                of September 30, 1998, among AirNet Systems,      Exhibit 4.2 to AirNet Systems, Inc.'s
                Inc., the Lenders party thereto and NBD Bank as   Annual Report on Form 10-K for the year
                agent                                             ended December 31, 1999

      4.3       Second Amendment to Credit Agreement, dated as    Incorporated herein by reference to
                of December 31, 1999, among AirNet Systems,       Exhibit 4.3 to AirNet Systems, Inc.'s
                Inc., the Lenders party thereto and Bank One,     Annual Report on Form 10-K for the year
                Michigan, as agent                                ended December 31, 1999

      4.4       Subordination Agreement, dated as of December     Incorporated   herein   by   reference   to
                31, 1999, among Bank One, Michigan, as agent,     Exhibit  4.4  to  AirNet  Systems,   Inc.'s
                the Senior Lenders party thereto, AirNet          Annual  Report  on Form  10-K  for the year
                Management, Inc., and AirNet Systems, Inc.        ended December 31, 1999

      4.5       Subsidiary Guaranty, dated December 31, 1999,     Incorporated herein by reference to
                by AirNet Management, Inc. in favor of the        Exhibit 4.5 to AirNet Systems, Inc.'s
                Lenders party thereto the Credit Agreement        Annual Report on Form 10-K for the year
                                                                  ended December 31, 1999




    Exhibit No.                 Description                                      Location
    -----------                 -----------                                      --------

     10.1*      AirNet Systems, Inc. Amended and Restated 1996    Incorporated herein by reference to
                Incentive Stock Plan (reflects amendments         Exhibit 10.1 to AirNet Systems, Inc.'s
                through August 18, 1999)                          Annual Report on Form 10-K for the year
                                                                  ended December 31, 1999

     10.2       Indemnification Agreement, dated as of May 15,    Incorporated herein by reference to
                1996, among AirNet Systems, Inc. and Messrs.      Exhibit 10.14 to AirNet's Amendment No. 2
                Miller, Renusch, Roy, King, Rutter, Sumser and    to Form S-1 Registration Statement
                Wright                                            (Registration No. 333-3092) filed on May
                                                                  24, 1996 ("Amendment No. 2")

     10.3       Indemnification Agreement, dated as of May 15,    Incorporated herein by reference to
                1996, between Mr. Mercer and AirNet Systems,      Exhibit 10.11 to AirNet Systems, Inc.'s
                Inc.                                              Amendment No. 2

     10.4*      Employment Agreement, effective March 1, 2001,    Filed herewith
                between AirNet Systems, Inc. and Joel E.
                Biggerstaff

     10.5*      Employment Agreement, effective March 1, 2001,    Filed herewith
                between AirNet Systems, Inc. and William R.
                Sumser

     10.6*      Employment Agreement, effective March 1, 2001,    Filed herewith
                between AirNet Systems, Inc. and Jeffrey B.
                Harris

     10.7       AirNet Systems, Inc. Director Deferred            Incorporated herein by reference to
                Compensation Plan effective May 27, 1998          Exhibit 10.7 to AirNet Systems, Inc.'s
                                                                  Annual Report on Form 10-K for the year
                                                                  ended December 31, 1999

     10.8*      AirNet Systems, Inc. Salary for Options           Filed herewith
                Conversion Plan, effective February 6, 2000

      21        Subsidiaries of AirNet Systems, Inc.              Incorporated herein by reference to
                                                                  Exhibit 21 to AirNet Systems, Inc.'s
                                                                  Annual Report on Form 10-K for the year
                                                                  ended December 31, 1999

      23        Consent of Ernst & Young LLP                      Filed herewith

      24        Powers of Attorney                                Filed herewith


* Denotes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 2000.

(c) Exhibits are listed in Item 14(a)(3) above.

(d) Financial statement schedules are included in Item 14(a)(1) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AIRNET SYSTEMS, INC.


Dated: March 20, 2001         By: /s/ Joel E. Biggerstaff
                                 -----------------------------------------------
                                 Joel E. Biggerstaff, Chief Executive Officer,
                                       Chief Operating Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                          TITLE                                   DATE
                 ---------                                          -----                                   ----
 *GERALD G. MERCER                            Chairman of the Board                              March 20, 2001
----------------------------------------
Gerald G. Mercer

/s/ JOEL E. BIGGERSTAFF                       Chief Executive Officer, Chief Operating Officer   March 20, 2001
----------------------------------------      and President (Principal Executive Officer)
Joel E. Biggerstaff

*WILLIAM R. SUMSER                            Chief Financial Officer, Treasurer, Vice           March 20, 2001
----------------------------------------      President, Finance and Secretary
William R. Sumser

*ROGER D. BLACKWELL                           Director                                           March 20, 2001
----------------------------------------
Roger D. Blackwell

*RUSSELL M. GERTMENIAN                        Director                                           March 20, 2001
----------------------------------------
Russell M. Gertmenian

*DAVID P. LAUER                               Director                                           March 20, 2001
----------------------------------------
David P. Lauer

*JAMES E. RIDDLE                              Director                                           March 20, 2001
----------------------------------------
James E. Riddle


*By  /s/ JOEL E. BIGGERSTAFF
     ----------------------------------------
     Joel E. Biggerstaff, Attorney-in-Fact


                               INDEX TO EXHIBITS

EXHIBIT NO.               DESCRIPTION                                        LOCATION
-----------               -----------                                        --------
3.1           Amended Articles of AirNet Systems, Inc.          Incorporated herein by reference to
                                                                Exhibit 2.1 to AirNet Systems, Inc.'s
                                                                Registration Statement on Form 8-A (File
                                                                No. 0-28428) filed on May 3, 1996 (the
                                                                "Form 8-A")

3.2           Certificate of Amendment to the Amended           Incorporated herein by reference to
              Articles of AirNet Systems, Inc. as filed with    Exhibit 4(b) to AirNet Systems, Inc.'s
              the Ohio Secretary of State on May 28, 1996       Registration Statement on Form S-8
                                                                (Registration No. 333-08189) filed on July
                                                                16, 1996 (the "1996 Form S-8")

3.3           Amended Articles of AirNet Systems, Inc. (as      Incorporated herein by reference to
              amended through May 28, 1996) (for SEC            Exhibit 4.3 to AirNet Systems, Inc.'s 1996
              reporting compliance purposes only - not filed    Form S-8
              with the Ohio Secretary of State)

3.4           Code of Regulations of AirNet Systems, Inc.       Incorporated herein by reference to
                                                                Exhibit 2.2 to AirNet Systems, Inc.'s Form
                                                                8-A

3.5           Certificate regarding adoption of amendment to    Incorporated herein by reference to
              Section 1.10 of the Code of Regulations of        Exhibit 3.1 to AirNet Systems, Inc.'s Form
              AirNet Systems, Inc. by the shareholders on May   10-Q for the period ended June 30, 2000
              12, 2000

3.6           Code of Regulations of AirNet Systems, Inc.       Incorporated herein by reference to
              (reflecting amendments through May 12, 2000)      Exhibit 3.2 to AirNet Systems, Inc.'s Form
              [for SEC reporting compliance purposes only]      10-Q for the period ended June 30, 2000

4.1           Loan Agreement among AirNet Systems, Inc., the    Incorporated herein by reference to
              Lenders party thereto and NBD Bank, as agent,     Exhibit 4.1 to AirNet Systems, Inc.'s
              dated August 1, 1998 (the "Credit Agreement")     Annual Report on Form 10-K for the year
                                                                ended December 31, 1998 (File No. 1-13025)

4.2           First Amendment to Credit Agreement, dated as     Incorporated herein by reference to
              of September 30, 1998, among AirNet Systems,      Exhibit 4.2 to AirNet Systems, Inc.'s
              Inc., the Lenders party thereto and NBD Bank as   Annual Report on Form 10-K for the year
              agent                                             ended December 31, 1999

4.3           Second Amendment to Credit Agreement, dated as    Incorporated herein by reference to
              of December 31, 1999, among AirNet Systems,       Exhibit 4.3 to AirNet Systems, Inc.'s
              Inc., the Lenders party thereto and Bank One,     Annual Report on Form 10-K for the year
              Michigan, as agent                                ended December 31, 1999

4.4           Subordination Agreement, dated as of December     Incorporated herein by reference to
              31, 1999, among Bank One, Michigan, as agent,     Exhibit 4.4 to AirNet Systems, Inc.'s
              the Senior Lenders party thereto, AirNet          Annual Report on Form 10-K for the year
              Management, Inc., and AirNet Systems, Inc.        ended December 31, 1999

4.5           Subsidiary Guaranty, dated December 31, 1999,     Incorporated herein by reference to
              by AirNet Management, Inc. in favor of the        Exhibit 4.5 to AirNet Systems, Inc.'s
              Lenders party thereto the Credit Agreement        Annual Report on Form 10-K for the year
                                                                ended December 31, 1999




EXHIBIT NO.               DESCRIPTION                                        LOCATION
-----------               -----------                                        --------
10.1*         AirNet Systems, Inc. Amended and Restated 1996    Incorporated herein by reference to
              Incentive Stock Plan (reflects amendments         Exhibit 10.1 to AirNet Systems, Inc.'s
              through August 18, 1999)                          Annual Report on Form 10-K for the year
                                                                ended December 31, 1999

10.2          Indemnification Agreement, dated as of May 15,    Incorporated herein by reference to
              1996, among AirNet Systems, Inc. and Messrs.      Exhibit 10.14 to AirNet's Amendment No. 2
              Miller, Renusch, Roy, King, Rutter, Sumser and    to Form S-1 Registration Statement
              Wright                                            (Registration No. 333-3092) filed on May
                                                                24, 1996 ("Amendment No. 2")

10.3          Indemnification Agreement, dated as of May 15,    Incorporated herein by reference to
              1996, between Mr. Mercer and AirNet Systems,      Exhibit 10.11 to AirNet Systems, Inc.'s
              Inc.                                              Amendment No. 2

10.4*         Employment Agreement, effective March 1, 2001,    Filed herewith
              between AirNet Systems, Inc. and Joel E.
              Biggerstaff

10.5*         Employment Agreement, effective March 1, 2001,    Filed herewith
              between AirNet Systems, Inc. and William R.
              Sumser

10.6*         Employment Agreement, effective March 1, 2001,    Filed herewith
              between AirNet Systems, Inc. and Jeffrey B.
              Harris

10.7          AirNet Systems, Inc. Director Deferred            Incorporated herein by reference to
              Compensation Plan effective May 27, 1998          Exhibit 10.7 to AirNet Systems, Inc.'s
                                                                Annual Report on Form 10-K for the year
                                                                ended December 31, 1999

10.8*         AirNet Systems, Inc. Salary for Options           Filed herewith
              Conversion Plan, effective February 6, 2000

21            Subsidiaries of AirNet Systems, Inc               Incorporated herein by reference to
                                                                Exhibit 21 to AirNet Systems, Inc.'s
                                                                Annual Report on Form 10-K for the year
                                                                ended December 31, 1999

23            Consent of Ernst & Young LLP                      Filed herewith

24            Powers of Attorney                                Filed herewith


* Denotes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.