Form 10-Q
period 2001-03-31
AIRNET SYSTEMS INC
filed 2001-05-14
CIK 1011696

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number  1-13025

                              AIRNET SYSTEMS, INC.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                              31-1458309
   -------------------------------------      ----------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No___

Common Shares, $.01 Par Value,
     Outstanding as of  May 14, 2001 - 10,928,902

                              AIRNET SYSTEMS, INC.

                   FORM 10-Q FOR QUARTER ENDED MARCH 31, 2001


PART I:  FINANCIAL INFORMATION

     Item 1    Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of March 31, 2001 and
               December 31, 2000...............................................................3

               Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000...................................................4

               Condensed Consolidated Statements of Cash Flows for the three months ended
               March 31, 2001 and 2000.........................................................5

               Notes to Condensed Consolidated Financial Statement.............................6

     Item 2    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................................9

     Item 3    Quantitative and Qualitative Disclosures About Market Risk.....................11

PART II:      OTHER INFORMATION

     Items 1 through 6........................................................................12

     Signatures  .............................................................................13

                              AIRNET SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data                                     MARCH 31,   DECEMBER 31,
                                                                      2001         2000
                                                                    ---------   ------------
                                                                   (Unaudited)
ASSETS
Current assets:
     Cash and  cash equivalents                                     $   2,094    $   1,118
     Accounts receivable:
        Trade, less allowances                                         18,861       16,279
        Shareholders, affiliates, and associates                           76           99
     Inventory and spare parts                                          7,391        6,618
     Taxes refundable                                                    --            283
     Deferred taxes                                                       314          314
     Deposits and prepaids                                              1,247        1,473
                                                                    ---------    ---------
Total current assets                                                   29,983       26,184

Net property and equipment                                             87,810       86,600

Other assets:
     Goodwill, net of accumulated amortization                          7,620        7,705
     Other intangibles, net of accumulated amortization                   186          233
     Investment in partnerships and other                               1,814        1,811
                                                                    ---------    ---------
Total assets                                                        $ 127,413    $ 122,533
                                                                    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                               $   3,631    $   4,456
     Salaries and related liabilities                                   3,356        3,271
     Accrued expenses                                                   2,748        1,873
     Taxes payable                                                        600         --
     Current portion of notes payable                                      33           33
                                                                    ---------    ---------
Total current liabilities                                              10,368        9,633

Other liabilities                                                         260         --
Notes payable, less current portion                                    25,478       22,686
Deferred tax liability                                                 11,264       11,369

Shareholders' equity:
     Preferred shares, $.01 par value; 10,000,000 shares
       authorized; and no shares issued and outstanding                  --           --
     Common shares, $.01 par value; 40,000,000 shares authorized;
       and 12,753,000  shares issued at March 31, 2001
       and December 31, 2000                                              128          128
     Additional paid-in-capital                                        77,613       77,702
     Retained earnings                                                 23,782       22,462
     Accumulated other comprehensive income                              (154)        --
     Treasury shares, 1,832,000 and 1,840,000 shares held at cost
        at March 31, 2001 and December 31, 2000, respectively         (21,326)     (21,447)
                                                                    ---------    ---------
Total shareholders' equity                                             80,043       78,845

                                                                    ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 127,413    $ 122,533
                                                                    =========    =========

      See notes to condensed consolidated financial statements

                              AIRNET SYSTEMS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

In thousands, except per share data
                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                              2001      2000
                                                            -------   --------
NET REVENUES
    Air transportation, net of excise tax
      Bank services                                         $25,783   $25,080
      Express services                                        8,176     8,427
    Aviation services and other                                 363       167
                                                            -------   -------
TOTAL NET REVENUES                                           34,322    33,674

COSTS AND EXPENSES
    Air transportation
      Wages and benefits                                      4,877     4,598
      Aircraft fuel                                           3,011     2,919
      Aircraft maintenance                                    2,730     2,506
      Ground couriers and outside services                    6,741     6,947
      Depreciation                                            3,495     3,408
      Other operating                                         5,784     6,127
    Aviation services and other                                 290       284
    Selling, general and administrative                       4,688     3,970
                                                            -------   -------
TOTAL COSTS AND EXPENSES                                     31,616    30,759
                                                            -------   -------
Income from operations                                        2,706     2,915
Interest expense                                                474       626
                                                            -------   -------
Income before income taxes                                    2,232     2,289
Provision for income taxes                                      912       915
                                                            -------   -------

NET INCOME                                                  $ 1,320   $ 1,374
                                                            =======   =======

Net income per common share - basic and assuming dilution   $  0.12   $  0.12
                                                            =======   =======

            See notes to condensed consolidated financial statements

                              AIRNET SYSTEMS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited


                                                                    THREE MONTHS ENDED
In thousands                                                             MARCH 31,
                                                                      2001      2000
                                                                    -------    -------
OPERATING ACTIVITIES:
Net income                                                          $ 1,320    $ 1,374
Adjustments to reconcile net income to net cash
provided by operating activities:
     Depreciation                                                     3,527      3,445
     Amortization of intangibles                                        132        131
     Deferred taxes                                                    --           43
     Provision for losses on accounts receivable                         84         47
     Loss on disposition of assets                                       14       --
     Cash provided by (used in) operating assets and liabilities:
         Accounts receivable                                         (2,642)    (1,905)
         Inventory and spare parts                                     (773)      (253)
         Prepaid expenses                                               226        156
         Accounts payable                                              (825)      (548)
         Accrued expenses                                               875        391
         Taxes payable                                                  883      1,002
         Salaries and related liabilities                                85        138
         Other, net                                                      (2)        79
                                                                    -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             2,904      4,100

INVESTING ACTIVITIES:
Purchases of property and equipment                                  (4,837)    (3,502)
Proceeds from sales of property and equipment                            85          4
                                                                    -------    -------
NET CASH USED IN INVESTING ACTIVITIES                                (4,752)    (3,498)

FINANCING ACTIVITIES:
Proceeds from 1996 Incentive Stock Plan programs                         32         66
Net borrowings under the revolving credit facility                    2,800        500
Repayment of long-term debt                                              (8)        (2)
Purchase of treasury shares                                            --         (142)
                                                                    -------    -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             2,824        422
                                                                    -------    -------

Net increase in cash                                                    976      1,024
Cash and cash equivalents at beginning of period                      1,118      1,667

                                                                    -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 2,094    $ 2,691
                                                                    =======    =======

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

The accompanying unaudited condensed consolidated financial statements include the accounts of AirNet Systems, Inc. and its subsidiaries. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the year ended December 31, 2000 consolidated financial statements of AirNet Systems, Inc. included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025) which contains additional disclosures including a summary of AirNet's accounting policies.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of interim periods. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in those financial statements and accompanying notes thereto. Actual results could differ from those estimates.

Certain 2000 balances have been reclassified to conform with the 2001 presentation.

2.       SEGMENT REPORTING

During the quarter, AirNet changed the names of its two major operating segments. The Bank Delivery segment was changed to Bank services and the Express Delivery segment was changed to Express services. The Bank service segment transports canceled checks and related information for the U.S. banking industry. The Express service segment provides specialized, high priority delivery service for customers requiring late pick-ups and early deliveries combined with prompt, on-line delivery information.

Additionally, fixed base operations, formerly reported as "Other" in the Company's segment reporting is now included in the newly named segment, Aviation services. Aviation services will also include certain charter services and aircraft brokerage services.

AirNet has no inter-segment sales. AirNet's assets are not allocated between segments due to significant overlap in usage of the aircraft fleet, vehicles and facilities. Management evaluates the performance of each segment based on operating income.

Summarized financial information concerning AirNet's reportable segments is shown in the following table for the three months ended March 31, 2001 and 2000. The Aviation services and other category includes AirNet's Aviation Services division and income and expense not allocated to the reportable segments.

Effective January 1, 2001, AirNet changed its method for allocating costs between segments. Management believes the new method more accurately reflects the actual cost structure that would be employed if each segment operated independently. Segment data for the three months ended March 31, 2000 has been restated to conform to the new cost allocation method.


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                2001                 2000
                                          ------------------  -------------------
NET REVENUE

Bank services                                       $25,783              $25,080
Express services                                      8,176                8,427
Aviation services and other                             363                  167
                                          ------------------  -------------------
Total                                                34,322               33,674

INCOME FROM OPERATIONS

Bank services                                       $ 4,052               $3,283
Express services                                     (1,110)                (210)
Aviation services and other                            (236)                (158)
                                          ------------------  -------------------
Total                                                 2,706                2,915


3.  DERIVATIVE AND HEDGING ACTIVITIES

In September 1999, AirNet entered into two interest rate swap agreements with a bank as a hedge against the interest rate risk associated with borrowing at a variable rate. The objective of the hedge is to eliminate the variability of cash flows in the interest rate payments for $10.0 million of the variable rate debt. The swap agreements each have a notional amount of $5.0 million and effectively locked in a portion of AirNet's variable rate revolving credit liability at fixed rates of 6.3% and 6.5% plus a margin based on AirNet's funded debt ratio. These swap agreements are in effect for a period of three years ending in September 2002 and are accounted for as cash flow hedges, as defined. AirNet does not use derivative financial instruments for speculative purposes.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and its amendments, Statements 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company's adoption of Statement No. 133 on January 1, 2001 resulted in a cumulative effect of an accounting change charge of $62,155, net of tax, to accumulated other comprehensive income. At March 31, 2001, the aggregate fair value of the interest rate swaps was approximately ($260,000) and is recorded in other liabilities on the condensed, consolidated balance sheet.

4.   NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share data):


                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                          2001           2000
                                                         -------        -------
Numerator:
  Net income                                             $ 1,320        $ 1,374

Denominator:
  Basic - weighted average shares outstanding             10,922         11,410

  Diluted
    Stock options - associates, officers, and directors       11              2
                                                         -------        -------
    Adjusted weighted average shares outstanding          10,933         11,412

Income per common share - basic and assuming dilution:

   Net income                                            $   .12        $   .12


For the three months ended March 31, 2001, 1,140,000 common shares subject to outstanding stock options were excluded from the diluted weighted average shares outstanding calculation, as the exercise price of the stock options exceeded the average fair market value of the underlying common shares for the period.

5.  INVESTMENT IN SUBSIDIARY

AirNet Systems, Inc. wholly owns Float Control, Inc., which holds a 19% interest in the Check Exchange System Co. (CHEXS). Float Control accounts for its investment in CHEXS under the equity method of accounting. CHEXS maintains a contract with a customer who accounts for approximately 80% of CHEXS' revenues. However, CHEXS has received notice that such customer does not intend to renew the contract beyond August 2001. Although CHEXS is actively seeking to both renew the contract and generate additional revenues through new customers and through its services, there can be no assurances that CHEXS will maintain its current revenue and income streams beyond the August 2001 contract expiration. At March 31, 2001, Float Control's recorded investment in CHEXS totaled $1,612,000.

                              AIRNET SYSTEMS, INC.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT

Except for the historical information contained in this Form 10-Q, the matters discussed, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet's management, are forward-looking statements which involve risks and uncertainties. When used in this document, the words "anticipate", "estimate", "expect", "may", "plan", "project" and similar expressions are intended to be among statements that identify forward-looking statements. Such statements involve risks and uncertainties including, but not limited to, the following which could cause actual results to differ materially from any forward-looking statement: potential regulatory changes by the Federal Aviation Administration ("FAA"), which could increase the regulation of AirNet's business, or the Federal Reserve, which could change the competitive environment of transporting canceled checks; adverse weather conditions; the ability to attract and retain qualified pilots; technological advances and increases in the use of electronic funds transfers; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet's markets, prices and other facets of its operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. AirNet undertakes no responsibility to update for changes related to these or any other factors that may hereafter occur. Please refer to Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 for additional detail relating to risk factors that could affect AirNet's results and cause those results to differ materially from those expressed in forward-looking statements.

RESULTS OF OPERATIONS

During the quarter, AirNet changed the names of its two major operating segments. The Bank Delivery segment was changed to Bank services and the Express Delivery segment was changed to Express services. Additionally, fixed base operations, formerly reported as "Other" in the Company's segment reporting is now included in the newly named segment, Aviation services. Aviation services will also include certain charter services and aircraft brokerage services.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Total net revenues were $34.3 million for the three months ended March 31, 2001, an increase of $0.6 million, or 1.8%, over the same period of 2000.

Net revenues from Bank services increased $0.7 million, or 2.8%. The increase in Bank service net revenues is primarily the result of price increases totaling $0.6 million and new business totaling $0.5 million. These increases were offset by one less flying day compared to the same quarter in the prior year.

Express service net revenues decreased $0.2 million, or 3.0%. Revenues were affected by the slowing U.S. economy, including significant volume reduction from a key parts fulfillment customer during first quarter 2001. Medical shipments continued to achieve solid growth during first quarter 2001 and shipments for Mercury Business Services increased 8.9% during first quarter 2001 due to expansion into the Chicago market, which offset weakness in other markets that occurred during the first quarter 2001.

Aviation services revenue increased $0.2 million over the first quarter of 2000 primarily due to a brokerage commission received through the sale of an aircraft.

Total costs and expenses were $31.6 million for the three months ended March 31, 2001, an increase of $0.8 million, or 2.8%, over the same period in 2000, resulting in income from operations of $2.7 million for the three months ended March 31, 2001, compared to $2.9 million for the same period of 2000.

Air transportation expenses were up $0.1 million, or 0.5%, for the three month period ended March 31, 2001. Wages and benefits were up $0.3 million, primarily related to an enhanced incentive compensation program. Maintenance expense increased $0.2 million primarily due to an increase in aircraft operating hours, which in turn was primarily due to new bank routes. These increases were offset by reduced ground courier costs, worker's compensation expense, and commercial freight costs related to shipments transported via commercial airlines.

Selling, general and administrative expense increased $0.7 million, or 18.1%, over the same quarter in the prior year. Of this amount, $0.3 million can be attributed to an insurance refund received in the first quarter of 2000. In addition, AirNet has increased its regional support and sales staff to support new Express services sales initiatives.

The operating margin for Bank services increased from 13.1% for the quarter ended March 31, 2000, to 15.7% for the quarter ended March 31, 2001. The $0.8 million increase is primarily attributable to both rate increases, which were effective January 1, 2001, and reduced ground costs. The reduction in ground costs is the result of an ongoing effort to streamline ground operations, aligning them more closely with volumes under a more variable cost structure.

Operating margins for Express services decreased from a negative 2.5% for the quarter ended March 31, 2000, to a negative 13.6% for the same 2001 quarter. The $0.9 million decrease is primarily attributable to the $0.2 million decrease in revenues and increased costs associated with the addition of region and sales personnel added to target sales efforts in the express market.

Interest expense decreased $0.2 million to $0.5 million for the quarter ended March 31, 2001 primarily due to a reduced borrowing base on the credit facility and the fact that interest rates on the variable portion of the credit facility were less during the first 2001 quarter. As of March 31, 2001, AirNet's borrowings totaled $25.5 million which is a $10.9 million reduction from the balance at March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $2.9 million for the three months ended March 31, 2001, compared to net cash provided by operating activities of $4.1 million for the same period in 2000.

CURRENT CREDIT ARRANGEMENTS. AirNet maintains a credit agreement with a bank that provides a $50.0 million unsecured revolving credit facility which is scheduled to expire on August 1, 2003. The credit agreement limits the availability of funds to designated percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the credit agreement requires the maintenance of minimum net worth and cash flow levels, imposes limits on payments of dividends to 50% of net income and restricts the amount of additional debt which may be incurred. AirNet's outstanding balance at March 31, 2001 was $25.5 million, which is a $2.8 million increase over the balance at December 31, 2000. The decrease is primarily due to the acquisition of an aircraft during the quarter.

INVESTING ACTIVITIES. Capital expenditures totaled $4.8 million for the three months ended March 31, 2001 compared to $3.5 million for the same period in 2000. Of the 2001 expenditures, $2.0 million was for the purchase of an aircraft. Substantially all of the remaining 2001 expenditures were incurred for aircraft inspections, major engine overhauls and related flight equipment. AirNet anticipates it will have between $16.0 million and $17.0 million in total capital expenditures in 2001. AirNet anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers.

AirNet announced a stock repurchase program in February 2000 allowing AirNet to purchase up to $3.0 million of its common shares. There was no repurchase activity in the first quarter ending March 31, 2001. As such, approximately $0.6 million of the Company's common shares remain available for repurchase in the future. Management and the Board of Directors believe that AirNet's common shares represent an excellent value and an appropriate investment. Future purchases of common shares will be made over time in the open market or through privately negotiated transactions.
                                       10

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INFLATION AND INTEREST RATES

AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business. AirNet's primary market risk exposure relates to interest rate risk. AirNet's revolving credit facility bears interest, at AirNet's option, at a fixed rate determined by the Eurodollar rate, a negotiated rate or a floating rate. Based on borrowings of $25.5 million at March 31, 2001, a one hundred basis point change in interest rates would impact net interest expense by approximately $255,000 per year.

In September 1999, AirNet entered into two interest rate swap agreements with a bank as a hedge against the interest rate risk associated with borrowing at a variable rate. The objective of the hedge is to eliminate the variability of cash flows in the interest rate payments for $10.0 million of the variable rate debt. The swap agreements each have a notional amount of $5.0 million and effectively locked in a portion of AirNet's variable rate revolving credit liability at fixed rates of 6.3% and 6.5% plus a margin based on AirNet's funded debt ratio. These swap agreements are in effect for a period of three years ending in September 2002 and are accounted for as cash flow hedges as defined. AirNet does not use derivative financial instruments for speculative purposes. At March 31, 2001, the aggregate fair value of these interest rate swaps was approximately ($260,000).

DERIVATIVE AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and its amendments, Statements 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company's adoption of Statement No. 133 on January 1, 2001 resulted in a cumulative effect of an accounting change charge of $62,155, net of tax, to other comprehensive income. At March 31, 2001, the aggregate fair value of the interest rate swaps was approximately ($260,000) and is recorded in other liabilities on the condensed, consolidated balance sheet.

                              AIRNET SYSTEMS, INC.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

              On April 6, 2000, AirNet filed an action in the United States District Court of the District of Maryland seeking to recover on a $0.5 million debt owed to it by Continental Courier Systems, Inc. for overnight courier services performed. On April 27, 2000, Continental answered AirNet's complaint, denying any indebtedness to AirNet and asserting several counterclaims, including violations of federal antitrust laws and state law claims of fraud and tortious competition. On May 3, 2001, the parties reached an agreement to settle the matter on terms favorable to AirNet. The parties have agreed to petition the Court to dismiss the action with prejudice, and anticipate that the matter will be dismissed by the Court within a week to ten days following the petition.

              There are no other pending legal proceedings involving AirNet other than routine litigation incidental to its business. In the opinion of AirNet's management, these proceedings should not, individually or in the aggregate, have a material adverse effect on AirNet' results of operations or financial condition.

Item 2.       Changes in Securities and Use of Proceeds. Not Applicable

Item 3.       Defaults Upon Senior Securities.  Not Applicable

Item 4.       Submission of Matters to a Vote of Security Holders.
              Not Applicable

Item 5.       Other Information. Not Applicable

Item 6.       Exhibits and Reports on Form 8-K.

                    (a)    Exhibits:  None

                    (b)    Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended March 31, 2001.

                              AIRNET SYSTEMS, INC.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Dated:  May 14, 2001                   By:   /s/ William R. Sumser
                                            -----------------------------------
                                             William R. Sumser,
                                             Chief Financial Officer
                                             (Duly Authorized Officer)
                                             (Principal Financial Officer)