Form 10-Q
period 2001-06-30
AIRNET SYSTEMS INC
filed 2001-08-14
CIK 1011696

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark one)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

(X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 1-13025

                              AIRNET SYSTEMS, INC.
                  ---------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                     31-1458309
  ---------------------------                 -----------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X    No
                                               -----     -----
Common Shares, $.01 Par Value,
     Outstanding as of  August 6, 2001 - 10,103,378

                              AIRNET SYSTEMS, INC.

                    FORM 10-Q FOR QUARTER ENDED JUNE 30, 2001



PART I:  FINANCIAL INFORMATION

     Item 1    Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets as of June 30, 2001 and
               December  31,  2000  . . . . . . . . . . . . . . . . . . . . . . .  3

               Condensed Consolidated Statements of Operations for the
               three months and six months ended June 30, 2001 and 2000 . . . . .  4

               Condensed Consolidated Statements of Cash Flows for the six months ended June  30,  2001 and 2000 . . . . . . . . . . . . . . . . . .  5

               Notes to Condensed Consolidated Financial Statements . . . . . . .  6

     Item 2    Management's Discussion and Analysis of Financial Condition
               and Results of  Operations . . . . . . . . . . . . . . . . . . . . 10

     Item 3    Quantitative and Qualitative Disclosures About Market Risk  . . .. 14

PART II:      OTHER INFORMATION

     Items 1  through 6 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

     Signatures  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                              AIRNET SYSTEMS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


In thousands, except share data                                 JUNE 30,          DECEMBER 31,
                                                                  2001                2000
                                                              -----------         ------------
ASSETS                                                        (UNAUDITED)
Current assets:
    Cash and cash equivalents                                  $  1,834             $  1,118
    Accounts receivable:
       Trade, less allowances                                    16,558               16,279
       Shareholders, affiliates, and associates                      75                   99
    Inventory and spare parts                                     7,455                6,618
    Taxes receivable                                                  1                  283
    Deferred taxes                                                  314                  314
    Deposits and prepaids                                         1,418                1,473
                                                              -----------         ------------
Total current assets                                             27,655               26,184

Net property and equipment                                       88,302               86,600

Other assets:
    Goodwill, net of accumulated amortization                     7,251                7,705
    Other intangibles, net of accumulated amortization              140                  233
    Other                                                           583                1,811
                                                              -----------         ------------
TOTAL ASSETS                                                   $123,931             $122,533
                                                              ===========         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                           $  6,178             $  4,456
    Salaries and related liabilities                              4,592                3,271
    Accrued expenses                                              1,946                1,873
    Current portion of notes payable                                 33                   33
                                                              -----------         ------------
Total current liabilities                                        12,749                9,633

Other liabilities                                                   264                    -
Notes payable, less current portion                              19,970               22,686
Deferred tax liability                                           11,263               11,369

Shareholders' equity:
    Preferred shares, $.01 par value; 10,000,000 shares
        authorized; and no shares issued and outstanding              -                    -
    Common shares, $.01 par value; 40,000,000 shares authorized;
        and 12,753,000  shares issued at June 30, 2001
        and December 31, 2000                                       128                  128
    Additional paid-in-capital                                   77,613               77,702
    Retained earnings                                            23,427               22,462
    Accumulated other comprehensive income                         (157)                   -
    Treasury shares, 1,824,000 and 1,840,000 shares held
        at cost at June 30, 2001 and December 31, 2000,
        respectively                                            (21,326)             (21,447)
                                                              -----------         ------------
Total shareholders' equity                                       79,685               78,845
                                                              -----------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $123,931             $122,533
                                                              ===========         ============


See notes to condensed consolidated financial statements

                              AIRNET SYSTEMS, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

In thousands, except per share data

                                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                      JUNE 30,                         JUNE 30,
                                                                2001             2000            2001             2000
                                                           ---------------  ---------------  --------------   --------------
NET REVENUES
    Air transportation, net of excise tax
       Bank services                                            $26,972          $25,825         $52,755          $50,905
       Express services                                           8,032            8,876          16,205           17,301
       Aviation services and other operations                       354              215             720              384
                                                           ---------------  ---------------  --------------   --------------
TOTAL NET REVENUES                                               35,358           34,916          69,680           68,590

COSTS AND EXPENSES
    Air transportation
      Wages and benefits                                          4,649            4,925           9,699            9,659
      Aircraft fuel                                               3,171            2,956           6,235            5,951
      Aircraft maintenance                                        3,145            2,027           5,874            4,533
      Contracted air costs                                        4,090            4,270           8,018            8,107
      Ground courier                                              5,456            6,267          11,465           12,860
      Depreciation                                                3,715            3,508           7,243            6,951
      Other                                                       2,815            2,592           5,449            5,273
    Selling, general and administrative                           5,580            4,506          10,254            8,476
                                                           ---------------  ---------------  --------------   --------------
TOTAL COSTS AND EXPENSES                                         32,621           31,051          64,237           61,810
                                                           ---------------  ---------------  --------------   --------------
Income from operations                                            2,737            3,865           5,443            6,780
Impairment on investment                                          1,744                -           1,744                -
Interest expense                                                    392              590             866            1,216
                                                           ---------------  ---------------  --------------   --------------
Income before income taxes                                          601            3,275           2,833            5,564
Provision for income taxes                                          955            1,309           1,867            2,224
                                                           ---------------  ---------------  --------------   --------------
NET INCOME (LOSS)                                                 ($354)          $1,966            $966           $3,340
                                                           ===============  ===============  ==============   ==============
Net income (loss) per common share
    - basic and assuming dilution                                ($0.03)           $0.18           $0.09            $0.30
                                                           ===============  ===============  ==============   ==============

    See notes to condensed consolidated financial statements

                              AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited


                                                                                 SIX MONTHS ENDED
In Thousands                                                                          JUNE 30,
                                                                              2001               2000
                                                                        ---------------     --------------
OPERATING ACTIVITIES:
Net income                                                                 $   966               $3,340
Non-cash charge for investment impairment                                    1,744                    -
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
     Depreciation                                                            7,243                6,951
     Amortization of intangibles                                               265                  263
     Deferred taxes                                                              -                  516
     Provision for losses on accounts receivable                               209                   88
     Loss on disposition of assets                                              27                   80
     Cash provided by (used in) operating assets and liabilities:
         Accounts receivable                                                  (463)              (1,613)
         Inventory and spare parts                                            (837)               3,368
         Prepaid expenses                                                       55                  125
         Accounts payable                                                    1,723                 (214)
         Accrued expenses                                                       72                  640
         Taxes payable                                                         282                  831
         Salaries and related liabilities                                    1,320                1,438
         Other, net                                                           (235)                 250
                                                                        ---------------     --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   12,371               16,063

INVESTING ACTIVITIES:
Purchases of property and equipment                                         (9,180)              (6,049)
Payments for covenants not  to compete                                           -                  (15)
Proceeds from sales of property and equipment                                  209                   12
                                                                        ---------------     --------------
NET CASH USED IN INVESTING ACTIVITIES                                       (8,971)              (6,052)

FINANCING ACTIVITIES:
Proceeds from 1996 Incentive Stock Plan programs                                32                  119
Net repayments under the revolving credit facility                          (2,700)              (7,700)
Repayment of long-term debt                                                    (16)                 (14)
Purchase of treasury shares                                                      -               (2,419)
                                                                        ---------------     --------------
NET CASH USED IN FINANCING ACTIVITIES                                       (2,684)             (10,014)
                                                                        ---------------     --------------
Net increase (decrease) in cash                                                716                   (3)
Cash and cash equivalents at beginning of period                             1,118                1,667
                                                                        ---------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $1,834               $1,664
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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of interim periods. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

2. SEGMENT REPORTING

AirNet divides its business into three operating segments: Bank services, Express services, and Aviation services. The Bank services segment transports canceled checks and related information for the U.S. banking industry. The Express services segment provides specialized, high priority delivery service for customers requiring late pick-ups and early deliveries combined with prompt, on-line delivery information. The Aviation services segment includes fixed base operations, certain charter services and aircraft brokerage services.

AirNet has no inter-segment sales. AirNet's assets are not allocated among segments due to significant overlap in usage of the aircraft fleet, vehicles and facilities. Management evaluates the performance of each segment based on operating income.

Summarized financial information concerning AirNet's reportable segments is shown in the following table for the three and six months ended June 30, 2001. The Aviation services and other category includes AirNet's Aviation services division and income and expense not allocated to the reportable segments.

Effective January 1, 2001, AirNet changed its method for allocating costs between segments. Management believes the new method more accurately reflects the actual cost structure that would be employed if each segment operated independently. Segment data for the three and six months ended June 30, 2000 has been restated to conform to the new cost allocation method.


                                                      Three Months Ended            Six Months Ended
(in thousands)                                             June 30,                     June 30,
                                                      2001          2000           2001          2000
                                                   ------------  ------------  -------------  ------------
Net Revenues
    Bank services                                    $ 26,972       $25,825       $ 52,755       $50,905
    Express services                                    8,032         8,876         16,205        17,301
    Aviation services and other                           354           215            720           384
                                                   ------------  ------------  -------------  ------------
    Total                                              35,358        34,916         69,680        68,590

Income (loss) from operations
    Bank services                                       5,191         3,964          9,243         7,247
    Express services                                   (1,225)           48         (2,336)         (162)
    Aviation services and other                        (1,229)         (147)        (1,464)         (305)
                                                   ------------  ------------  -------------  ------------
    Total                                              $2,737       $ 3,865        $ 5,443        $6,780



3. DERIVATIVE AND HEDGING ACTIVITIES

In September 1999, AirNet entered into two interest rate swap agreements with a bank as a hedge against the interest rate risk associated with borrowing at a variable rate. The objective of the hedge is to eliminate the variability of cash flows in the interest rate payments for $10.0 million of the variable rate debt. The swap agreements each have a notional amount of $5.0 million and effectively locked in a portion of AirNet's variable rate revolving credit liability at fixed rates of 6.3% and 6.5% plus a margin based on AirNet's funded debt ratio. These swap agreements are in effect for a period of three years ending in September 2002 and are accounted for as cash flow hedges. AirNet does not use derivative financial instruments for speculative purposes.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and its amendments, Statements 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company's adoption of Statement No. 133 on January 1, 2001 resulted in a cumulative effect of an accounting change charge of $62,155, net of tax, to accumulated other comprehensive income. At June 30, 2001, the aggregate fair value of the interest rate swaps was approximately ($264,000) and is recorded in other liabilities on the condensed, consolidated balance sheet.

4.   NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income
(loss) per common share (in thousands, except per share data):

                                                                      Three Months Ended           Six Months Ended
                                                                           June 30,                    June 30,
                                                                     2001           2000          2001          2000
                                                                  ------------  -------------  ------------  ------------
Numerator:
  Net income (loss)                                                   $(354)         $1,966          $966        $3,340

Denominator:
  Basic - weighted average shares outstanding                        10,929          11,068        10,925        11,239

  Diluted
    Stock options - associates, officers, and directors                  43               -            29             -
                                                                  ------------  -------------  ------------  ------------
Adjusted weighted average shares outstanding                         10,972          11,068        10,954        11,239

Net income (loss) per common share -
   basic and assuming dilution:                                      $(0.03)          $0.18         $0.09         $0.30



For the three months and six months ended June 30, 2001, 872,000 and 875,000 common shares subject to outstanding stock options were excluded from the diluted weighted average shares outstanding calculation, as their exercise prices exceeded the average fair market value of the underlying common shares for the period.

5. IMPAIRMENT ON INVESTMENT IN SUBSIDIARY

AirNet Systems, Inc. wholly owns Float Control, Inc., which holds a 19% interest in The Check Exchange System Co. (CHEXS). Float Control accounts for its investment in CHEXS under the equity method of accounting. CHEXS received notice during the first quarter of 2001 that one of its significant customers, who also accounted for a significant portion of CHEXS's revenue, would not renew its contract with CHEXS beyond August 2001. CHEXS continued to negotiate the contract during the second quarter. However, such negotiations were terminated. As a result, Float Control recognized a $1,744,000 impairment on its investment in CHEXS, which includes approximately $300,000 of goodwill. As of June 30, 2001, Float Control's remaining recorded investment in CHEXS totaled $150,000 and is included in Other Assets - Other on the balance sheet, which represents expected final distributions from the partnership.

6. SUBSEQUENT EVENT

Subsequent to June 30, 2001, AirNet announced that it purchased 818,330 common shares from its then Chairman at a total cost of $5.0 million. The privately negotiated transaction closed on July 27, 2001. AirNet intends to hold the common shares in treasury.

7. SAB 74 DISCLOSURE

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, effective for business combinations initiated after June 30, 2001, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $350,000 ($0.03 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                              AIRNET SYSTEMS, INC.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT

Except for the historical information contained in this Form 10-Q, the matters discussed, including information regarding future economic performance and plans and objectives of AirNet's management, are forward-looking statements which involve risks and uncertainties. When used in this document, the words "anticipate", "estimate", "expect", "may", "plan", "project" and similar expressions are intended to be among statements that identify forward-looking statements. Such statements involve risks and uncertainties including the following which could cause actual results to differ materially from any forward-looking statement: potential regulatory changes by the Federal Aviation Administration ("FAA"), which could increase the regulation of AirNet's business, or the Federal Reserve, which could change the competitive environment of transporting canceled checks; adverse weather conditions; the impact of a potentially weakening U.S. economy on time-critical shipment volumes; the acceptance of the Company's time-critical transportation service offerings by targeted markets in the express segment; the ability to attract and retain qualified pilots and support personnel; technological advances and increases in the use of electronic funds transfers; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet's markets, price and other facets of its operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. AirNet undertakes no responsibility to update for changes related to these or any other factors that may hereafter occur. Please refer to Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000, for additional detail relating to risk factors that could affect AirNet's results and cause those results to differ materially from those expressed in forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net revenues were $35.4 million for the three months ended June 30, 2001, an increase of $0.4 million, or 1.3%, over the same period of 2000.

Revenues from Bank services increased $1.1 million, or 4.4%, to $27.0 million. The increase in Bank services revenue is primarily the result of rate increases (approximately $0.6 million) effective January 1, 2001 and new volume added in the first half of 2001.

Express services revenue decreased $0.8 million, or 9.5%, to $8.0 million. A significant customer reduced its volume of Express shipments with AirNet, accounting for substantially all of the decrease in revenue. Although the medical product line within Express services achieved strong growth during the second quarter 2001 in response to additional customers and increased shipments, this growth was offset by the continued elimination of certain unprofitable accounts.

Aviation services revenues increased $0.1 million, or 64.7%, to $0.4 million for the second quarter, primarily as a result of new initiatives in the on-demand charter product line.

Total costs and expenses were $32.6 million for the three months ended June 30, 2001, an increase of $1.6 million, or 5.1%, over the same period in 2000. Ground courier costs decreased $0.8 million and contracted air costs decreased $0.2 million as a result of reduced Express services volume and AirNet's initiatives to reduce such costs and align them under a more variable cost structure. Aircraft maintenance costs increased $1.1 million, or 55.1%, over second quarter 2000 levels due to several reasons, including timing issues related to routine maintenance, increased utilization of jet aircraft and ongoing activities to maintain superior safety standards for the aircraft fleet. During the second quarter 2001, AirNet established a $1.0 million accrual for the retirement package of its Founder and then Chairman.

The operating margin for Bank services improved to 19.2% for the quarter ended June 30, 2001 from 15.4% for the second quarter ended June 30, 2000. The $1.2 million increase is party attributable to rate increases, which were effective January 1, 2001, and reduced ground courier costs, offset partly by increased air costs, as discussed above.

The operating margin for Express services decreased from 0.5% for the second quarter of 2000 to negative 15.3% for the same period in 2001. The $1.2 million decrease is primarily attributable to the $0.8 million decrease in Express service revenues and increased costs (approximately $0.6 million) associated with the addition of regional and sales personnel added to target sales efforts in the Express market.

Interest expense decreased $0.2 million, or 33.6%, to $0.4 million for the second quarter 2001 compared to the same period of 2000. The decrease is the result of reduced borrowings on the revolving credit facility. Balances outstanding on the revolving credit facility decreased from $26.1 million at June 30, 2000 to $19.9 million at June 30, 2001.

AirNet recognized a $1.7 million impairment charge on its investment in The Check Exchange System Company ("CHEXS"). AirNet Systems, Inc. wholly owns Float Control, Inc., which holds a 19% interest in CHEXS. CHEXS received notice during the first quarter of 2001 that one of its significant customers, who also accounted for a significant portion of CHEXS's revenues, would not renew its contract with CHEXS beyond August 2001. CHEXS continued to negotiate the contract during the second quarter. However, the negotiations were later terminated. As a result, Float Control recognized the impairment on its investment in CHEXS, which includes approximately $300,000 of goodwill. No tax benefit is expected to be recognized.

The tax provision totaled $1.0 million for the second quarter ended June 30, 2001, or 40.7% of pre-tax income prior to inclusion of the $1.7 million impairment on investment, which is expected to have no tax benefit. The provision for the three months ended June 30, 2000 totaled $1.3 million, or 40.0% of pre-tax income.

Net loss for the second quarter ended June 30, 2001 totaled $0.4 million. After excluding the effects of the two non-recurring charges of $1.0 million related to the retirement package and $1.7 million related to the impairment on investment, net income totaled $2.0 million. This compared to net income of $2.0 million for the quarter ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenues were $69.7 million for the six months ended June 30, 2001, an increase of $1.1 million, or 1.6%, over the same period of 2000.

Revenues from Bank services increased $1.9 million, or 3.6% to $52.8 million. The increase in Bank services revenues is primarily the result of rate increases (approximately $1.2 million) effective January 1, 2001 and new volume added in the first half of 2001. These increases were offset by one less flying day in the 2001 period.

Express services revenues decreased $1.1 million, or 6.3%, to $16.2 million. A significant customer reduced its volume of Express shipments with AirNet, accounting for substantially all of the decrease in revenues. Although the medical product line within Express services achieved strong growth during the first half of 2001 in response to additional customers and increased shipments, this growth was offset by the continued elimination of certain unprofitable accounts. Revenues from Mercury Business Services have increased approximately $0.2 million, or 5.8%, for the first six months in 2001 compared to 2000 due to an increase in shipment volume.

Aviation services revenues increased $0.3 million, or 87.5%, to $0.7 million for the first six months ended June 30, 2001, primarily as a result of new initiatives in the on-demand charter product line and a brokerage commission received in the first quarter of 2001 related to an aircraft sale.

Total costs and expenses were $64.2 million for the six months ended June 30, 2001, an increase of $2.4 million, or 3.9%, over the same period in 2000. Ground courier costs decreased $1.4 million and contracted air costs decreased $0.1 million as a result of reduced Express services volume and AirNet's initiatives to reduce such costs and align them under a more variable cost structure. Aircraft maintenance costs increased $1.3 million, or 29.6%, over 2000 levels due to several reasons, including timing issues related to routine maintenance, increased utilization of jet aircraft and ongoing activities to maintain superior safety standards for the aircraft fleet. Selling, general and administrative expenses have increased $1.8 million. During the second quarter 2001, AirNet established a $1.0 million accrual for the retirement package of its Founder and then Chairman. In addition, the first quarter of 2000 included a $0.3 million refund on an insurance settlement. During 2001, AirNet has increased its regional support and sales staff to support new Express and Aviation services sales initiatives.

The operating margin for Bank services improved to 17.5% for the six months ended June 30, 2001 from 14.2% for the same period in 2000. The $2.0 million increase is party attributable to rate increases, which were effective January 1, 2001, and reduced ground courier costs, offset partly by increased air costs, as discussed above.

The operating margin for Express services decreased from negative .9% for the six months ended June 30, 2000 to negative 14.4% for the same period ended in 2001. The $2.2 million decrease is primarily attributable to the $1.1 million decrease in Express service revenues and increased costs (approximately $1.1 million) associated with the addition of regional and sales personnel added to target sales efforts in the Express market.

Interest expense decreased $0.4 million, or 28.8%, to $0.9 million for the first half of 2001 compared to the same period of 2000. The decrease is the result of reduced borrowings on the revolving credit facility.

As described in Note 5 to the second quarter financial statements, AirNet recognized a $1.7 million impairment charge on its investment in The Check Exchange System Company ("CHESX") during the second quarter of 2001.

The tax provision totaled $1.9 million for the six months ended June 30, 2001, or 40.7% of pre-tax income prior to inclusion of the $1.7 million impairment on investment, which is expected to have no tax benefit. The provision for the six months ended June 30, 2000 totaled $2.2 million, or 40.0% of pre-tax income.

Net income for the six months ended June 30, 2001 totaled $1.0 million. After excluding the effects of the two non-recurring charges of $1.0 million related to the retirement package and $1.7 million related to the impairment on investment, net income totaled $3.3 million. This compared to net income of $3.3 million for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $12.4 million for the six months ended June 30, 2001, compared to $16.1 million for the same period in 2000. The decrease is primarily the result of the sale of an aircraft from inventory in 2000.

CURRENT CREDIT ARRANGEMENTS. AirNet maintains a credit agreement with a bank that provides a $50.0 million unsecured revolving credit facility. The credit agreement limits the availability of funds to designated percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the credit agreement requires the maintenance of minimum net worth and cash flow levels and restricts the amount of additional debt which may be incurred. AirNet's outstanding balance at June 30, 2001 was $19.9 million, which is a $2.7 million decrease from the balance at December 31, 2000.

INVESTING ACTIVITIES. Capital expenditures totaled $9.2 million for six months ended June 30, 2001 compared to $6.0 million for the same period in 2000. Of the 2001 expenditures, $2.0 million was for the purchase of an aircraft. Substantially all of the remaining 2001 expenditures were incurred for aircraft inspections, major engine overhauls and related flight equipment. AirNet anticipates it will have between $16.0 and $17.0 million in total capital expenditures in 2001. AirNet anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers.

During the second quarter of 2001, AirNet announced it had entered into an agreement to purchase five Cessna Caravan Super Cargomaster aircraft through the year 2003. These aircraft will replace twin engine piston aircraft currently being utilized in the fleet. The acquisition of the aircraft is expected to be financed through cash flows and the revolving credit facility described above.

AirNet announced a stock repurchase program in February 2000 allowing AirNet to purchase up to $3.0 million of its common shares. AirNet purchased $2.4 million in common shares under the program through December 31, 2000. There was no repurchase activity in the first half of the year ending June 30, 2001. As such, purchases of approximately $0.6 million of the Company's common shares may be still be made over time in the open market or through privately negotiated transactions.

Subsequent to June 30, 2001, AirNet announced that it purchased 818,330 commons shares from its then Chairman at a total cost of $5.0 million. The privately negotiated transaction closed on July 27, 2001. AirNet intends to hold the common shares in treasury.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INFLATION AND INTEREST RATES

AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business. AirNet's primary market risk exposure relates to interest rate risk. AirNet's revolving credit facility bears interest at AirNet's option, at a fixed rate determined by the Eurodollar rate, a negotiated rate or a floating rate. Based on borrowings of $19.9 million at June 30, 2001, a one hundred basis point change in interest rates would impact net interest expense by approximately $199,000 per year.

Refer to Item 3 in the Notes to Condensed Consolidated Financial Statements for detail concerning AirNet's two interest rate swap agreements. At June 30, 2001, the aggregate fair value of these interest rate swaps was approximately $(264,000).

DERIVATIVE AND HEDGING ACTIVITIES

Refer to Item 3 in the Notes to Condensed Consolidated Financial Statements for detail concerning the Company's adoption of the Financial Accounting Standards Board Statement No. 133 and the aggregate fair value of the related derivative.

                              AIRNET SYSTEMS, INC.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          On April 6, 2000, AirNet filed an action in the United States District Court of the District of Maryland seeking to recover on a $0.5 million debt owed to it by Continental Courier Systems, Inc. for overnight courier services performed. On April 27, 2000, Continental answered AirNet's complaint, denying any indebtedness to AirNet and asserting several counterclaims, including violations of federal antitrust laws and state law claims of fraud and tortious competition. On May 3, 2001, the parties reached an agreement to settle the matter. The actions have been dismisses with prejudice and Continental will pay AirNet $250,000 in accordance with the settlement agreement.

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


Item 2.   Changes in Securities and Use of Proceeds. Not Applicable

Item 3.   Defaults Upon Senior Securities.  Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

          (a) The Annual Meeting of Shareholders (the "Annual Meeting") of AirNet Systems, Inc. was held on May 8, 2001. The number of common shares of AirNet Systems, Inc. outstanding and entitled to vote at the Annual Meeting was 10,921,708. The number of common shares represented in person or by proxy at the Annual Meeting was 10,148,748.

          (b) Directors elected at the Annual Meeting:


           Gerald G. Mercer
           For:                            9,832,167
           Withheld:                       316,581                  Broker non-vote:                -0-

           Joel E. Biggerstaff
           For:                            10,105,413
           Withheld:                       43,335                   Broker non-vote:                -0-

           Roger D. Blackwell
           For:                            10,112,418
           Withheld:                       36,330                   Broker non-vote:                -0-

           Russell M. Gertmenian
           For:                            10,010,477
           Withheld:                       138,271                  Broker non-vote:                -0-






           David P. Lauer
           For:                            10,110,202
           Withheld:                       38,546                   Broker non-vote:                -0-

           James E. Riddle
           For:                            10,111,318
           Withheld:                       37,430                   Broker non-vote:                -0-

          (c) See Item 4(b) for voting results for directors.
          (d) Not applicable.

Item 5. Other Information.

          On July 27, AirNet announced that its Chairman and Founder, Gerald G. Mercer, was retiring as Chairman of the Board of Directors and as a member of the Board of Directors for AirNet Systems, Inc. effective August 3, 2001. Joel E. Biggerstaff was named as Chairman of the Board, effective August 3, 2001.

Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

            Exhibit No.                             Description
            -----------       ------------------------------------------------------------------
               10.9           Agreement between AirNet Systems, Inc.
                              and Gerald G. Mercer, dated July 17, 2001
               10.10          Jerry Mercer Transition Agreement dated
                              May 26, 2001

          (b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the three months ended June 30, 2001.

                              AIRNET SYSTEMS, INC.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Dated:  August 10, 2001                By:   /s/ William R. Sumser
                                           -----------------------------
                                             William R. Sumser,
                                             Chief Financial Officer
                                             (Duly Authorized Officer)
                                             (Principal Financial Officer)

                              AIRNET SYSTEMS, INC.

                                INDEX TO EXHIBITS



  Exhibit                           Description
    No.
  -------                           -----------
   10.9                Agreement between AirNet Systems, Inc. and
                       Gerald G. Mercer, dated July 17, 2001.  Filed herewith.

   10.10               Jerry Mercer Transition Agreement, dated
                       May 26, 2001. Filed herewith.