Form 10-Q
period 2001-09-30
AIRNET SYSTEMS INC
filed 2001-11-13
CIK 1011696

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number  1-13025

AIRNET SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Ohio	31-1458309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3939 International Gateway, Columbus, Ohio	43219
(Address of principal executive offices)	(Zip Code)

(614) 237-9777
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Common Shares, $.01 Par Value,

        Outstanding as of  November 9, 2001 – 10,124,723

AIRNET SYSTEMS, INC.

 FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2001

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except share data	September 30,	December 31,
	2001	2000
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,488	$1,118
Accounts receivable:
Trade, less allowances	19,068	16,279
Shareholders, affiliates, and associates	45	99
Inventory and spare parts	7,449	6,618
Taxes receivable	-	283
Deferred taxes	314	314
Deposits and prepaids	1,683	1,473
Total current assets	32,047	26,184

Net property and equipment	89,258	86,600

Other assets:
Goodwill, net of accumulated amortization	7,166	7,705
Other intangibles, net of accumulated amortization	93	233
Other	589	1,811
Total assets	$129,153	$122,533

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,834	$4,456
Salaries and related liabilities	4,794	3,271
Accrued expenses	2,479	1,873
Taxes payable	1,421	-
Current portion of notes payable	33	33
Total current liabilities	13,561	9,633

Other liabilities	366	-
Notes payable, less current portion	27,210	22,686
Deferred tax liability	11,220	11,369

Shareholders' equity:
Preferred shares, $.01 par value; 10,000,000 sharesauthorized; and no shares issued and outstanding	-	-
Common shares, $.01 par value; 40,000,000 shares authorized;and 12,753,000 shares issued at September 30, 2001and December 31, 2000	128	128
Additional paid-in-capital	77,440	77,702
Retained earnings	25,529	22,462
Accumulated other comprehensive loss	(217)	-
Treasury shares, 2,634,000 and 1,840,000 shares held at cost at September 30, 2001 and December 31, 2000, respectively	(26,084)	(21,447)
Total shareholders' equity	76,796	78,845

Total liabilities and shareholders' equity	$129,153	$122,533

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS- Unaudited

In thousands, except per share data

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000
NET REVENUES
Air transportation, net of excise tax
Bank services	$26,646	$24,809	$79,402	$75,714
Express services	8,137	8,794	24,342	26,095
Aviation services and other operations	544	172	1,264	556
Total net revenues	35,327	33,775	105,008	102,365

COSTS AND EXPENSES
Air transportation
Wages and benefits	4,831	4,238	14,490	13,897
Aircraft fuel	3,314	2,874	9,549	8,825
Aircraft maintenance	2,600	2,372	8,475	6,905
Contracted air costs	4,003	4,248	12,022	12,355
Ground courier	5,537	6,513	17,002	19,374
Depreciation	3,557	3,398	10,799	10,349
Other	2,845	2,565	8,294	7,838
Selling, general and administrative	4,660	3,720	14,954	12,195
Total costs and expenses	31,347	29,928	95,585	91,738
Income from operations	3,980	3,847	9,423	10,627
Impairment on investment	-	-	1,744	-
Interest expense	438	563	1,304	1,779
Income before income taxes	3,542	3,284	6,375	8,848
Provision for income taxes	1,441	1,313	3,308	3,536

Net income	$2,101	$1,971	$3,067	$5,312

Net income per common share
- basic and assuming dilution	$0.20	$0.18	$0.29	$0.48

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS- Unaudited

	Nine Months Ended
In thousands	September 30,
	2001	2000
Operating activities:
Net income	$3,067	$5,312
Non-cash charge for investment impairment	1,744	-
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,799	10,349
Amortization of intangibles	397	394
Deferred taxes	-	394
Provision for losses on accounts receivable	374	127
Loss on disposition of assets	40	83
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(3,109)	(2,225)
Inventory and spare parts	(831)	883
Prepaid expenses	(210)	(49)
Accounts payable	378	(27)
Accrued expenses	606	1,262
Taxes payable	1,704	1,768
Salaries and related liabilities	1,523	514
Other, net	(239)	311
Net cash provided by operating activities	16,243	19,096

Investing activities:
Purchases of property and equipment	(13,772)	(9,288)
Payments for covenants not to compete	-	(15)
Proceeds from sales of property and equipment	274	382
Net cash used in investing activities	(13,498)	(8,921)

Financing activities:
Proceeds from 1996 Incentive Stock Plan programs	83	162
Net borrowings (repayments) under the revolving credit facility	4,549	(6,500)
Repayment of long-term debt	(24)	(22)
Purchase of treasury shares, net of issuances	(4,983)	(2,418)
Net cash used in financing activities	(375)	(8,778)

Net increase in cash	2,370	1,397
Cash and cash equivalents at beginning of period	1,118	1,667

Cash and cash equivalents at end of period	$3,488	$3,064

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

AirNet Systems, Inc. and its subsidiaries (“AirNet” or the “Company”) operate a fully integrated national air transportation network which provides delivery service for time-critical shipments for customers in the U.S. banking industry and other industries requiring the express delivery of packages.  AirNet also offers passenger charter services and retail aviation fuel sales and related ground services for customers at its Columbus, Ohio facility.

The accompanying unaudited condensed consolidated financial statements include the accounts of AirNet Systems, Inc. and its subsidiaries.  These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the year ended December 31, 2000 consolidated financial statements of AirNet Systems, Inc. included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025) which contain additional disclosures including a summary of AirNet’s accounting policies.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of interim periods.  Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

2.    Segment Reporting

AirNet divides its business into three operating segments: Bank services, Express services, and Aviation services. The Bank services segment transports canceled checks and related information for the U.S. banking industry. The Express services segment provides specialized, high priority delivery service for customers requiring late pick-ups and early deliveries combined with prompt, on-line delivery information.  The Aviation services segment includes fixed base operations, passenger and cargo charter services, and aircraft brokerage services.

AirNet has no inter-segment sales.  AirNet’s assets are not allocated among segments due to significant overlap in usage of the aircraft fleet, vehicles and facilities.  Management evaluates the performance of each segment based on operating income.

Summarized financial information concerning AirNet’s reportable segments is shown in the following table for the three and nine months ended September 30, 2001.  The Aviation services and other category includes AirNet’s Aviation services division and income and expense not allocated to the other reportable segments.

Effective January 1, 2001, AirNet changed its method for allocating costs among segments.  Management believes the new method more accurately reflects the actual cost structure that would be employed if each segment operated independently.  Segment data for the three and nine months ended September 30, 2000 have been restated to conform to the new cost allocation method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Revenue

Bank services	$26,646	$24,809	$79,402	$75,714
Express services	8,137	8,794	24,342	26,095
Aviation services and other	544	172	1,264	556
Total	35,327	33,775	105,008	102,365

Income from operations

Bank services	$5,339	$3,607	$14,582	$10,854
Express services	(1,405)	370	(3,741)	209
Aviation services and other	46	(130)	(1,418)	(436)
Total	3,980	3,847	9,423	10,627

3.    Derivative and Hedging Activities

In September 1999, AirNet entered into two interest rate swap agreements with a bank as a hedge against the interest rate risk associated with borrowing at a variable rate.  The objective of the hedge is to eliminate the variability of cash flows in the interest rate payments for $10.0 million of the variable rate debt.  The swap agreements each have a notional amount of $5.0 million and effectively locked in a portion of AirNet’s variable rate revolving credit liability at fixed rates of 6.3% and 6.5% plus a margin based on AirNet’s funded debt ratio.  These swap agreements are in effect for a period of three years ending in September 2002 and are accounted for as cash flow hedges.  AirNet does not use derivative financial instruments for speculative purposes.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments, Statements 137 and 138, in June 1999 and June 2000, respectively.  The Statement requires the Company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  The Company’s adoption of Statement No. 133 on January 1, 2001 resulted in a cumulative effect of an accounting change charge of $62,155, net of tax, to accumulated other comprehensive income.  Additional charges related to the interest rate swaps since adoption have increased the loss on comprehensive income to $217,000.  At September 30, 2001, the aggregate fair value of the interest rate swaps was approximately ($366,000) and is recorded in other liabilities on the condensed, consolidated balance sheet.

4.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Numerator:
Net income	$2,101	$1,971	$3,067	$5,312

Denominator:
Basic – weighted average shares outstanding	10,341	10,893	10,728	11,123

Diluted
Stock options – associates, officers, and directors	98	-	48	-
Adjusted weighted average shares outstanding	10,439	10,893	10,776	11,123

Net income per common share – basic and assuming dilution:	$0.20	$0.18	$0.29	$0.48

For the three months and nine months ended September 30, 2001, 717,560 and 781,730  common shares subject to outstanding stock options were excluded from the diluted weighted average shares outstanding calculation, as the exercise prices exceeded the average fair market value of the underlying common shares for the period.

5.    Impairment on Investment in Subsidiary

AirNet Systems, Inc. wholly owns Float Control, Inc., which holds a 19% interest in The Check Exchange System Co. (CHEXS).  Float Control accounts for its investment in CHEXS under the equity method of accounting.  CHEXS received notice during the first quarter of 2001 that one of its significant customers, who also accounted for a significant portion of CHEXS’s revenue, would not renew its contract with CHEXS beyond August 2001. CHEXS continued to negotiate the contract during the second quarter.  However, such negotiations were terminated.  As a result, Float Control recognized a $1,744,000 impairment on its investment in CHEXS in the second quarter, which includes approximately $300,000 of goodwill.  As of September 30, 2001, Float Control’s remaining recorded investment in CHEXS totaled $150,000 and is included in Other Assets – Other on the balance sheet, which represents expected final distributions from the partnership.

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

AIRNET SYSTEMS, INC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

Except for the historical information contained in this Form 10-Q, the matters discussed, including information regarding future economic performance and plans and objectives of AirNet’s management, are forward-looking statements which involve risks and uncertainties. When used in this document, the words “anticipate”, “estimate”, “expect”, “may”, “plan”, “project” and similar expressions are intended to be among statements that identify forward-looking statements.  Such statements involve risks and uncertainties including the following which could cause actual results to differ materially from any such forward-looking statement:  potential regulatory changes by the Federal Aviation Administration (“FAA”), which could increase the regulation of AirNet’s business, or the Federal Reserve, which could change the competitive environment of transporting canceled checks; potential changes in federally and locally mandated security requirements; potential limitations on the availability of adequate insurance coverage at reasonable rates in light of September 11, 2001 and subsequent events; the impact of a potentially weakening U.S. economy on time-critical shipment volumes; the acceptance of the Company’s time-critical transportation service offerings by target markets in the Express services segment; adverse weather conditions; technological advances and increases in the use of electronic funds transfers; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  AirNet undertakes no responsibility to update for changes related to these or any other factors that may hereafter occur.  Refer to Item 7 of the Annual Report on Form 10-K  for the fiscal year ended December 31, 2000, for additional detail relating to risk factors expressed in forward-looking statements.

Results of Operations

Three months ended September 30, 2001 compared to three months ended September 30, 2000

Net revenues were $35.3 million for the three months ended September 30, 2001, an increase of $1.6 million, or 4.6%, over the same period of 2000.

Revenues from Bank services increased $1.8 million, or 7.4%, as a result of rate increases averaging 2.5% and incorporated in January 2001, and additional volume transported during the days immediately following the September 11th tragedies.

Express services revenues decreased $0.7 million, or 7.5% primarily as a result of reduced volume from a key customer, which is expected to continue.  To a lesser extent, the current economic environment and the inability to transport packages on the commercial airlines for several days following the September 11th tragedies, also impacted Express services revenues.  These decreases were offset by a 37.7% increase in revenues from the medical product line.

Aviation services revenues increased $0.4 million, or 216.6%, to $0.5 million for the third quarter, primarily as a result of new initiatives in the passenger and on-demand cargo charter product line.

Total costs and expenses were $31.3 million for the three months ended September 30, 2001, an increase of $1.4 million, or 4.7%, over the same period in 2000, resulting in income from operations of $4.0 million for the third quarter of 2001, compared to $3.8 million over the same period last year, a 3.5% increase.

Air transportation expenses were up $0.5 million, or 1.8%, for the quarter ended September 30, 2001 compared to the same period in 2000.  Courier costs were down almost $1.0 million due to less Express services volume from a significant customer and AirNet’s initiatives to reduce such costs and align them under a more variable cost structure.  Fuel costs increased $0.4 million due to higher aviation fuel prices and additional flying hours during the quarter.  Maintenance costs grew by $0.2 million due to increased labor and parts costs. Forty additional pilots compared to a year ago, plus increased incentive compensation expense increased expense in wages and benefits by $0.6 million. The increase in pilots eliminated a shortage that existed last year and enabled the Company to expand the number of dedicated crews available for on-demand charters.  Contracted air costs decreased primarily due to a reduced volume from a key customer and the inability to utilize services for several days following the September 11th tragedies.

The operating margin for Bank services improved to 20.0% for the quarter ended September 30, 2001 from 14.5% for the third quarter ended September 30, 2000.  The $1.7 million increase is partly attributable to rate increases, which were effective January 1, 2001, and reduced ground courier costs, offset partly by increased fuel and maintenance costs and pilot costs, as discussed above.

The operating margin for Express services decreased from 4.2% for the third quarter of 2000 to negative 17.3% for the same period in 2001.  The $1.8 million decrease is primarily attributable to the $0.7 million decrease in Express service revenues and increased costs associated with the addition of regional and sales personnel added to target sales efforts in the Express services market.

Selling, general and administrative expense increased $0.9 million, or 25.3%, over the same period in the prior year primarily due to additional personnel in the sales and regional management areas.  Travel related to the implementation of a regional structure in the current year also contributed to the increase.

Interest expense was $0.4 million for the three months ended September 30, 2001, which is a $0.1 million decrease from the three months ended September 30, 2000.  The notes payable balance has increased by $4.5 million since December 31, 2000 as a result of the repurchase of $5.0 million of the former Chairman’s common shares and the purchase of an aircraft in August 2001.  Interest rates on variable debt decreased approximately 1.6% on average for the third quarter 2001 compared to the third quarter 2000, resulting in the overall decrease to interest expense.

The tax provision totaled $1.4 million for the third quarter ended September 30, 2001, or 40.7% of pre-tax income.  The provision for the three months ended September 30, 2000 totaled $1.3 million, or 40.0% of pre-tax income.

Net income for the third quarter ended September 30, 2001 totaled $2.1 million.  This compared to net income of $2.0 million for the quarter ended September 30, 2000.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Revenues increased $2.6 million, or 2.6%, to $105.0 million for the nine months ended September 30, 2001 compared to $102.4 million for the same period in 2000.

Bank services revenues increased $3.7 million, or 4.9%, to $79.4 million.  This increase is primarily the result of rate increases averaging 2.5% and effective January 1, 2001, and additional volume transported during the days immediately following the September 11th tragedies.

Express services revenues decreased $1.8 million, or 6.7%, due to substantially reduced volume from a key customer over a year ago.  These decreases were partially offset by growth in our medical product line, particularly in the area of dedicated charters.  Revenues from Mercury Business Services have increased approximately $40,000, or 0.6%, for the first nine months in 2001 compared to 2000 due to an increase in shipment volume.

Aviation services revenues increased $0.7 million compared to the prior year primarily due to the implementation of new passenger and on-demand cargo charter operations, and the commission earned on the sale of an aircraft in the first quarter.

Total costs and expenses were $95.6 million for the nine months ended September 30, 2001, an increase of $3.8 million, or 4.2%, over the same period in 2000 resulting in income from operations of $9.4 million for the nine months ended September 30, 2001 compared to $10.6 million for the same period of 2000.

Air transportation expenses were up $1.1 million, or 1.4%.  The majority of the increase can be attributed to a $1.6 million increase in maintenance costs.  This increase is primarily due to timing issues related to routine maintenance, increased utilization of jet aircraft and ongoing activities to maintain superior safety standards for the aircraft fleet.  These increases in maintenance costs were offset by a $2.4 million decrease in ground courier expenses primarily due to better management of operations, decreased ground shipment volume from a key customer, and AirNet’s initiatives to reduce such costs and align them under a more variable cost structure.  Contracted air costs were also down $0.3 million primarily due to reduced volume from a key customer and the inability to utilize services for several days following the September 11th tragedies.  Fuel costs increased by $0.7 million due to higher aviation fuel prices, but were partially offset by income from the fuel surcharge program.  Wages and benefits expense increased $0.6 million due to the addition of 40 new pilots.  The increase in pilots eliminated a shortage that existed last year and enabled the Company to expand the number of dedicated crews available for on-demand charters.  Other operational costs increased primarily as a result of travel due to the new regional structure and addition of sales staff.

The operating margin for Bank services improved to 18.4% for the nine months ended September 30, 2001 from 14.3% for the same period in 2000.  The $3.7 million increase is partly attributable to rate increases, which were effective January 1, 2001, and reduced ground courier costs, offset in part by increased fuel and maintenance costs and pilot costs, as discussed above.

The operating margin for Express services decreased from  0.8% for the nine months ended September 30, 2000 to negative 15.4% for the same period ended in 2001.  The $4.0 million decrease is primarily attributable to the $1.8 million decrease in Express service revenues and increased costs associated with the addition of regional and sales personnel added to target sales efforts in the Express market.

Selling, general and administrative expenses increased $1.8 million, or 22.6%, for the nine month period.  The addition of executives to the Express and Aviation services groups, as well as regional management, increased payroll and related expenses.  Computer rental and expense increased $0.2 million due to the placement of computers, printers, and scales at the banks to improve data collection for shipment routing purposes. During the second quarter 2001, AirNet established a $1.0 million accrual for the retirement package of its Founder and then Chairman.

As described in Note 5 of the Notes to Condensed Cosolidated Financial Statements, AirNet recognized a $1.7 million impairment charge on its investment in The Check Exchange System Co. (“CHEXS”) during the second quarter of 2001.

Interest expense totaled $1.3 million for the nine months ended September 30, 2001, which is a $0.5 million, or 2.8% decrease from expense for the nine months ended September 30, 2000.  The notes payable balance has increased by $4.5 million since December 31, 2000, due to the repurchase of $5 million of the former Chairman’s common shares as well as the purchase of a new aircraft in August 2001. Interest rates on variable debt decreased approximately 0.8% on average for the nine months ended 2001 compared to the nine months ended 2000, resulting in the overall decrease to interest expense.

The tax provision totaled $3.3 million for the nine months ended September 30, 2001, or 40.7% of pre-tax income prior to inclusion of the $1.7 million impairment on investment, which is expected to have no tax benefit.  The provision for the nine months ended September 30, 2000 totaled $3.5 million, or 40.0% of pre-tax income.

Net income for the nine months ended September 30, 2001 totaled $3.1 million. After excluding the effects of the two non-recurring charges of $1.0 million related to the retirement package and $1.7 million related to the impairment on investment, net income totaled $5.8 million.  This was an increase of $0.5 million, or 9.9%, from net income of $5.3 million for the nine months ended September 30, 2000.

Liquidity and Capital Resources

Cash flow from operating activities.  Net cash provided by operating activities was $16.2 million for the nine months ended September 30, 2001, compared to $19.1 million for the same period in 2000.

Current credit arrangements.  AirNet maintains a credit agreement with a bank that provides a $50.0 million unsecured revolving credit facility. The credit agreement limits the availability of funds to designated percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment.  In addition, the credit agreement requires the maintenance of minimum net worth and cash flow levels, imposes limits on payments of dividends to 50% of net income and restricts the amount of additional debt which may be incurred.  AirNet’s outstanding balance at September 30, 2001 was $27.2 million, which is a $4.5 million increase from the balance at December 31, 2000.

Investing activities.  Capital expenditures totaled $13.8 million for the nine months ended September 30, 2001 compared to $9.3 million for the same period in 2000.  Of the 2001 expenditures, $3.5 million was for the purchase of three aircraft.  Substantially all of the remaining 2001 expenditures were incurred for aircraft inspections, major engine overhauls and related flight equipment.  AirNet anticipates it will have between $22.0 and $24.0 million in total capital expenditures in 2001.  The Company added one Learjet in October 2001 and anticipates adding two more Cessna Caravans by the end of the year.  AirNet anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers.

During the second quarter of 2001,  AirNet announced it had entered into an agreement to purchase five Cessna Caravan Super Cargomaster aircraft through the year 2003.  These aircraft will replace twin engine piston aircraft currently being utilized in the fleet.  The acquisition of the aircraft is expected to be financed through cash flows and debt.

AirNet announced a stock repurchase program in February 2000 allowing AirNet to purchase up to $3.0 million of its common shares. Management and the Board of Directors believe that AirNet’s common shares represent an excellent value and an appropriate investment.  There was no additional repurchase activity in the third quarter ending September 30, 2001.  As such, purchases of approximately $0.6 million of the Company’s common shares may be still be made over time in the open market or through privately negotiated transactions.

In addition, in the third quarter of 2001, AirNet purchased 818,330 common shares from its former Chairman at a total cost of $5.0 million.  The privately negotiated transaction closed on July 27, 2001.  AirNet intends to hold the common shares in treasury.

AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

Seasonality and Variability in Quarterly Results

AirNet’s operations historically have been somewhat seasonal and somewhat dependent on the number of banking holidays falling during the week.  Because financial institutions are currently AirNet’s principal customers, AirNet’s air system is scheduled primarily around the needs of financial institution customers.  When financial institutions are closed, there is no need for AirNet to operate a full system.  AirNet’s fiscal quarter ending December 31, is often the most impacted by bank holidays (including Thanksgiving and Christmas) recognized by its primary customers.  When these holidays fall on Monday through Thursday, AirNet’s revenue and net income are adversely affected. AirNet’s annual results fluctuate as well.

Operating results are also affected by the weather.  AirNet generally experiences higher maintenance costs during its fiscal quarter ending March 31.  Winter weather often requires additional costs for de-icing, hangar rental and other aircraft services.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Inflation and Interest Rates

AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business.  AirNet’s primary market risk exposure relates to interest rate risk.  AirNet’s revolving credit facility bears interest at AirNet’s option, at a fixed rate determined by the Eurodollar rate, a negotiated rate or a floating rate.  Based on borrowings of $27.2 million at September 30, 2001, a one hundred basis point change in interest rates would impact net interest expense by approximately $172,000 per year.

Refer to Item 3 in the Notes to Condensed Consolidated Financial Statements for detail concerning AirNet’s two interest rate swap agreements.  At September 30, 2001, the aggregate fair value of these interest rate swaps was approximately $(366,000).

Derivative and Hedging Activities

Refer to Item 3 in the Notes to Condensed Consolidated Financial Statements for detail concerning the Company’s adoption of the Financial Accounting Standards Board Statement No. 133 and the aggregate fair value of the related derivative.

AIRNET SYSTEMS, INC.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings involving AirNet other than routine litigation incidental to its business.  In the opinion of AirNet’s management, these proceedings should not, individually or in the aggregate, have a material adverse effect on AirNet’ results of operations or financial condition

Item 2.	Changes in Securities and Use of Proceeds. Not Applicable

Item 3.	Defaults Upon Senior Securities. Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5.	Other Information. Not Applicable

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits: Exhibit 10 AirNet Systems, Inc. Amended and Restated 1996 Incentive Stock Plan

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the three months ended September 30, 2001.

AIRNET SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2001	By:	/s/ William R. Sumser
William R. Sumser,
Chief Financial Officer
(Duly Authorized Officer)
(Principal Financial Officer)