Form 10-K
period 2001-12-31
AIRNET SYSTEMS INC
filed 2002-03-27
CIK 1011696

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Based on a closing sales price of $10.00 per share on March 4, 2002, the aggregate market value of the voting stock held by non-affiliates of AirNet Systems, Inc., was approximately $77,243,000. As of that date, 10,131,638 common shares of AirNet Systems, Inc., were issued and outstanding.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 9, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1—BUSINESS

Overview of AirNet's business

        AirNet Systems, Inc., a specialty air carrier for time-sensitive deliveries, operates between 100 U.S. cities and delivers over 20,000 time-critical shipments each working day. AirNet's Bank service, which generates approximately 75% of AirNet's revenues, is the leading transporter of cancelled checks and related information for the U.S. banking industry, meeting more than 2,200 daily deadlines. AirNet's Express service, which generates approximately 24% of AirNet's revenues, provides specialized, high priority delivery service for customers requiring late pick-ups and early deliveries combined with prompt, on-line delivery information. In 2001, AirNet's newly created Aviation Services product line began offering a broader array of on-demand charter flights. This product line currently accounts for 1% of AirNet's revenues, and also offers retail aviation fuel sales and related ground services to customers in Columbus, Ohio. In 2002, we expanded our system to include weekend routes, primarily in the eastern half of the U.S. to provide additional service and improved on-time performance for our customers.

        AirNet currently operates a fleet of 123 aircraft (37 Learjets, 4 Cessna Caravans and 82 light twin engine aircraft), that fly approximately 110,000 miles per operating night, primarily Monday through Thursday. On-demand charter services are offered 24 hours per day, seven days per week. AirNet also provides ground pick-up and delivery services throughout the nation seven days per week, using a combination of company personnel and a network of approximately 250 vendors and independent contractors. AirNet's integrated air and ground network provides support for our base customers, primarily concentrated in the banking, medical and critical parts industries. AirNet also uses commercial airlines to provide same day delivery service for some of our Bank services and Express services customers. Later pick-ups and earlier deliveries than those offered by other national carriers are the differentiating characteristics of AirNet's time-critical delivery network. In order to maintain this performance, AirNet uses a number of proprietary customer service and management information systems to track, sort, dispatch and control the flow of checks and small packages throughout AirNet's delivery system. Delivery times and selected shipment information are available on-line and through the Internet.

        AirNet intends to capitalize on time-critical markets, such as medical, radioactive pharmaceutical, on-demand charters and just-in-time inventories, in which our airline offers customers competitive advantages in their industries. We believe our flexible and reliable air network and demonstrated expertise in providing time-critical deliveries to the banking industry for over 27 years position us to provide these expanded services to the Express market.

        AirNet Systems, Inc. was incorporated under the laws of the State of Ohio on February 15, 1996. AirNet's principal executive offices are located at 3939 International Gateway, Columbus, Ohio 43219, and our telephone number is (614) 237-9777. AirNet's web site address is www.airnet.com.

Business strategy

        We remain committed to our core business of serving the nation's leading banks though the transportation of cancelled checks and related items. However, we also recognize the need to diversify our revenue base by focusing on the strengths of our unique and flexible airline. Twenty-seven years of experience in serving the banking industry has been vital in developing AirNet's service competencies, such as on-time performance, aircraft maintenance and customer focus and have allowed us to pursue Express and Aviation Service opportunities.

Target markets with unique transportation needs

        AirNet intends to continue to leverage the use of our aircraft by attracting high-volume Express customers who benefit from the airline's multiple late night departures and early morning arrivals. We will also continue to work collaboratively with other companies engaged in transportation and distribution, affording them complementary and unique service offerings to enhance their competitive position in the marketplace with their customers.

        Our unique airline enables us to fulfill unique customer needs and also offer additional innovative, time-sensitive premium services. We are able to realize further competitive advantage with shipments requiring special handling services as a result of our U.S. Department of Transportation 7060 exemption to handle hazardous materials. Only three air transportation companies in the United States have been awarded this exemption. Other specialized transportation services were identified in 2001 as complementary business and are being pursued in 2002. These services require unique levels of special care through chain of custody, communications, and operating controls that exemplify AirNet's marquee for service.

Airline capacity management

        Capacity management of the airline is an important factor in sustaining profitable growth of the company. Volume load factors by aircraft, departure city-pairs and lane segments are key contributors to continued improvement. Additionally, the mix of aircraft and overall fleet utilization is an integral element of our operations allowing us to match customer needs and therefore optimize profitability.

        In 2001, AirNet shipped more than 32.6 million pounds of cancelled checks and related items for banks throughout the United States. Scales and scanners were installed in several of our Bank customer's facilities in 2001 in order to capture weight on an endpoint basis. This data will allow us to make system route changes that should improve capacity issues on specific lane segments by creating more point to point routes and reducing excess capacity, where appropriate, in the hub-and-spoke air system.

On-demand charter services

        Aviation Services was established in 2001 to increase utilization of our assets, including the expansion of our aircraft maintenance expertise and aircraft utilization beyond historical nighttime flights. During this past year, passenger charter services were introduced for businesses and individuals. Three Learjets have been placed into service and additional equipment is being considered in 2002 to provide rapid response to customers requiring secure, on-time transportation as well as needs for those requiring travel on short notice. Initial response to these services has been favorable and a focused marketing program will be implemented in 2002.

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

        AirNet's central dispatch system ties together all components of the air operation. Departure and arrival times are continuously updated, and weather conditions throughout the nation are constantly monitored. AirNet dispatchers remain in constant contact with pilots, out-based hub managers, fuelers, maintenance technicians and ground delivery personnel to ensure that no gaps exist in the delivery process. AirNet also uses commercial airlines, primarily to transport shipments during the daytime and weekend hours when our aircraft are operating under a limited flight schedule. Operations personnel utilize FlightTrax, a computerized flight tracking system that allows them to track the status of every AirNet and commercial flight in the country and schedule ground pick-up and delivery personnel appropriately.

Aircraft fleet

        AirNet owns and operates a fleet of 123 aircraft. AirNet's fleet was comprised of the following aircraft on December 31, 2001:

Aircraft Type	Number	Maximum Payload (1) (lbs.)	Maximum Range (2) (n. miles)	Maximum Speed (3) (knots)
Learjets, Model 35/35A	33	4,200	2,000	440
Learjets, Model 25	4	3,500	1,000	440
Cessna Caravans	4	4,000	825	170
Piper Navajo Chieftain	18	1,500	800	175
Piper Aerostar	7	1,000	900	190
Beech Baron	41	1,000	700	180
Cessna 310	16	900	600	170

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

        During the second quarter of 2001, AirNet announced an agreement to purchase five Cessna Caravan Super Cargomaster aircraft through the year 2003. Three aircraft were purchased under this agreement by December 31, 2001. A fourth was purchased outside of this agreement, bringing our Cessna Caravan fleet total to four by the end of the year. These aircraft will replace twin engine piston aircraft currently being used in the fleet. The addition of Cessna Caravan aircraft will increase our lift capabilities in critical lane segments. These aircraft have over four times the payload of the aircraft that will be replaced and travel at a similar speed. As a result, they will help to leverage AirNet's unique route structure, profitably expand airline capabilities, and continue maintaining demanding time schedules.

        To further enhance performance capabilities and implement more weekend flights, AirNet began leasing six Cessna Caravans in February 2002. The lease terms range from 3.0 years to 4.5 years and contain various cancellation privileges. AirNet will be responsible for general repair and maintenance of the aircraft during the terms of the leases. AirNet is optimistic about the benefits to be gained from this new mode of expanding our competitive fleet.

        AirNet's fleet is positioned around a highly efficient and flexible national route structure designed to facilitate late pick-up and early delivery times, minimize delays and simplify flight scheduling.

AirNet's hub-and-spoke system, with a primary hub in Columbus, Ohio and several mini-hubs across the nation (Atlanta, Chicago, Charlotte, Dallas, Denver, Des Moines and New York), allows AirNet to match the varying load capacities of our aircraft with the shipment weight and volume of each destination city and to consolidate shipments at our hubs. The hubs are located primarily in less congested regional airports. These locations, in conjunction with AirNet's off-peak departure and arrival times, provide easy take-off and landings, convenient loading and unloading, and fast refueling and maintenance.

        AirNet also acquires and operates pre-owned aircraft, typically between 20 and 25 years old. These aircraft are reasonably priced and are relatively modern, as they have undergone no significant design changes in the last 25 years. Further, when appropriately maintained, these aircraft show little or no evidence of erosion in performance.

        Aircraft maintenance is also headquartered in Columbus. This facility operates 24 hours a day, 365 days a year. AirNet employs 81 aircraft and avionics technicians in eight separate locations across the country (Columbus, Dallas, Denver, Hartford, Minneapolis, New Orleans, Orlando, and Philadelphia), performing all levels of maintenance from 100-hour inspections on our light twin engine aircraft to 7,200-hour/12-year inspections on our fleet of Learjets. AirNet has an in-house engine shop where some of the piston engines are overhauled on-site, thereby reducing aircraft downtime and controlling costs. Avionics troubleshooting and repair, performed internally by AirNet since 1989, also provide for maximum efficiency and minimum aircraft downtime for the fleet.

Ground support operations

        Shipments are typically picked up by AirNet couriers and delivered to the originating airport where shipments are loaded into aircraft by AirNet ground crews. Upon arrival at the main hub in Columbus, Ohio, packages are off-loaded, fine sorted by destination and reloaded onto the aircraft. During the thirty to forty minute sort period, the aircraft is refueled by AirNet ground support personnel. Fueling operations include trained fuelers and ground support equipment, including six fuel trucks and approximately 86,500 gallons of fuel storage capacity. Out-based fueling of aircraft is typically performed by contracted fixed base operators at the local airports.

Ground delivery operations

        AirNet manages its ground services through a combined use of employed team member couriers and approximately 250 outside independent contractor and vendor couriers. Team members are typically utilized on the scheduled routes that occur each operational day. Independent contractors and vendors are typically used for ad hoc pick-up and delivery services, allowing us to better match our ground costs with our volume streams.

        AirNet operates a fleet of approximately 150 ground transportation vehicles. Historically, AirNet has owned all of our ground vehicles. However, in 2001, AirNet entered into a leasing agreement with a third party provider and intends to replace current owned vehicles with leased vehicles, as replacement becomes necessary. As of December 31, 2001, AirNet leased 55 vehicles. Vehicles range in size from passenger cars to full sized vans. AirNet also rents lightweight trucks for certain weekend ground routes. Dispatching functions related to ground delivery services occur at both the Columbus, Ohio hub and on a regional basis in some of the major cities served.

Delivery service options

        AirNet provides five types of transportation service: Cancelled check delivery (for Bank customers only), ANX (transported via the AirNet airline and includes transportation of hazardous materials and dangerous goods), SDX (transported via third party carriers), Ground only and On-demand charter.

        A typical shipment is picked up from the sending Bank or an Express customer by a courier. Cancelled check shipments are pre-sorted by bank personnel and bundled as to final destination using AirNet-supplied, color-coded bags. ANX Express shipments are packaged in either AirNet-provided packaging or the customers' packaging with an AirNet airbill. Each shipment is then transported to the local airport where it enters AirNet's air transportation system and is scanned via bar code technology, which reads information pertaining to the shipper, receiver, airbill number and applicable deadline. This data is then downloaded into AirNet's ComCheck or AirNet Connect computer system, where it is available to AirNet's customer service representatives ("CSRs").

        Upon arrival at AirNet's Columbus hub or one of our mini-hubs, the shipment is off-loaded, sorted by destination and reloaded onto company aircraft. At the destination city, the shipment is off-loaded for the final time and delivered by courier to the receiver. When delivered, the shipment information is once again scanned and downloaded into AirNet's computer system. Delivery information for all shipments is then available on-line to the customers and all CSRs. AirNet's customer service department is available to handle any inquiries, discrepancies or supply requests, as well as provide proof of delivery documentation, all of which are value-added features of AirNet's service.

        AirNet's air and scheduled ground system is designed around three sets of banking deadlines and customized Express deadlines. Basic deadlines, which have a 9:30 p.m. – 10:00 p.m. hub time in Columbus, provide delivery service between 12:01 a.m. and 2:00 a.m. to approximately the northeastern third of the nation. Premium deadlines, which have an 11:00 p.m. – 11:30 p.m. hub time in Columbus and Charlotte, provide delivery service at approximately 3:00 a.m. to the eastern half of the nation. Finally, City deadlines, which have a 4:00 a.m. – 5:30 a.m. hub time in Columbus, provide delivery service at approximately 8:00 a.m. to all cities served by the network.

        AirNet's SDX service provides cancelled check delivery services to Bank customers meeting daytime banking deadlines, and to other Express customers requiring next-flight-out timing. These shipments are typically picked up by AirNet couriers and transported via commercial airlines or other integrators to destination cities where couriers accept the packages and deliver them to the destinations.

        Ground only services are provided to a limited number of Express customers with specialized handling requirements that match AirNet's unique delivery capabilities in select markets.

        On-demand cargo charter services are provided to customers requiring the full use of an aircraft for dedicated deliveries. Charters may be scheduled in advance or on an as-needed basis. During 2001, AirNet also began offering passenger charter services to businesses and individuals requiring customized and secure travel arrangements.

Customers

        The highly specialized needs of AirNet's customer base, combined with AirNet's performance level over the years, have resulted in a high level of customer retention in the check delivery area. This customer retention level, in turn, creates a level of stability in AirNet's revenue base that allows for product development and continued dedication of resources toward providing the highest possible level of service to customers. Although AirNet maintains a base of Express delivery customers who ship nightly and have a high level of retention, we are also expanding services to a broader array of customers who tend to ship less frequently. No single customer accounted for more than 10% of AirNet's 2001 revenues.

        AirNet provides its delivery services under 3 product lines: Bank services, Express services and Aviation Services.

        Bank services primarily consist of cancelled check delivery. AirNet also transports items, such as proof of delivery reports and interoffice mail for many of the same Bank customers. AirNet has historically priced its Bank services based on the tier of service, and by the pound, on a customer by customer basis. The U.S. banking industry, including commercial banks, savings banks and Federal Reserve banks, represents AirNet's largest category of customers and in 2001, accounted for approximately 75% of our revenues in 2001, 74% in 2000 and 77% in 1999. This customer list represents over 100 of the nation's largest bank holding companies. AirNet's time-critical cancelled check delivery service allows our banking customers to offer competitive products and pricing.

        Within Express services, AirNet has several product offerings, including Medical, Air Courier Services, Retail, Specialty Services and Mercury Business Services. Express revenues accounted for 24% of AirNet's revenues in 2001, 26% in 2000 and 22% in 1999.

        Medical services are offered to customers requiring specialized handling, the transportation of which is often highly regulated by varying governmental authorities. Targeted markets within Medical include producers and recipients of radioactive pharmaceuticals, diagnostic specimens, blood, human tissue and organs. AirNet also provides passenger charter services to organ transplant teams requiring time-critical travel to donor/recipient medical centers.

        Air Courier Services provides transportation solutions to forwarders, integrators and courier companies. AirNet provides late-night services beyond most integrators' and forwarders' deadlines.

        Retail services are provided to end consumers whose shipment needs match AirNet's air and ground network. Target markets include just-in-time manufacturers and critical parts suppliers.

        Specialty Services was introduced in 2001 and adds a higher level of security to shipments on the AirNet airline. Targeted markets include governmental agencies requiring specified levels of security clearance and individuals or businesses wishing to transport shipments with on-board couriers.

        Mercury Business Services provides nationwide overnight delivery from the Boston and Chicago metro areas. Shipments are picked up by a Mercury courier, processed and then forwarded to a third party carrier to transport and deliver. Target markets include law firms and small professional services firms in dense business districts.

        Aviation Services provides on-demand cargo and passenger charter services to individuals and businesses. Aviation Services also operates a fixed base operation from our Columbus, Ohio facility, primarily selling fuel to customers.

Human resources

        AirNet compensates for performance, with excellent performance recognized and rewarded through a company-wide incentive-based compensation program. Programs are designed to improve individual, departmental and corporate performance.

        All AirNet personnel are part of the company-wide drug-testing program. Management believes this program, which goes beyond the requirements of AirNet's regulators, helps to ensure the highest possible performance levels. Management training and professional development seminars are periodically held for, and attended by, all levels of company personnel.

        The chart below summarizes AirNet's workforce at December 31, 2001, 2000 and 1999. AirNet's associates are not represented by any union or covered by any collective bargaining agreement. AirNet has experienced no work stoppages and believes that our relationship with associates is good.

	As of December 31,
Department
	2001	2000	1999
Management/Administration	287	328	335
Flight	208	177	160
Maintenance	81	68	77
Courier/Ramp/Sort	483	538	713

Total	1,059	1,111	1,285

Competition

        The air and ground courier industry is highly competitive. AirNet's primary competitor in the transportation of cancelled checks is the Federal Reserve's Check Relay Network. The actions of the Federal Reserve are regulated by the Monetary Control Act, which requires the Federal Reserve to price its services at actual cost plus a set percentage private sector adjustment factor. AirNet believes that the purpose of the Monetary Control Act is to curtail the possibility of predatory pricing by the Federal Reserve when it competes with the private sector. No assurance beyond the remedies of law can be given that the Federal Reserve will comply with the Monetary Control Act.

        In the private sector, there are a large number of smaller, regional carriers that transport cancelled checks, none with a significant interstate market share. The two largest private sector air couriers, Federal Express Corporation ("FedEx") and United Parcel Service ("UPS"), both carry cancelled checks where the deadlines being pursued fit into their existing system, but this has not represented a significant market share of this industry market to date. AirNet provides customized service for our customer base, often with later pick-ups and earlier deliveries than the large, national couriers provide. Both FedEx and UPS utilize AirNet's transportation network for certain situations where they require customized service.

        AirNet competes with commercial airlines and numerous other carriers in its Express delivery business. AirNet estimates its market share in this industry at less than 1%. AirNet believes that this market represents a significant expansion opportunity for ultra time-critical shipments requiring later pick-ups or earlier deliveries than are typically provided by major integrators and freight forwarders. AirNet believes that we are in an excellent position to leverage the use of our unique air network system, our proprietary information technology and our historically high on-time performance level to compete in this market.

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

        AirNet believes that we have all permits, approvals and licenses required to conduct our operations and that we are in compliance with applicable regulatory requirements relating to our operations. AirNet's failure to comply with the applicable regulations could result in substantial fines or possible revocation of one or more of AirNet's operating permits.

Environmental matters

        AirNet believes that compliance with applicable laws and regulations governing environmental matters has not had, and is not expected to have, a material effect on AirNet's capital expenditures, operations or competitive position. Although we believe that we are in compliance with all applicable noise level regulations and are working proactively with various local governments to minimize noise issues, future noise pollution regulations could require the replacement of several of our aircraft.

ITEM 2—PROPERTIES

        AirNet owns its corporate and operational headquarters at 3939 International Gateway in Columbus, Ohio. The building sits on land owned by the Port Authority of Columbus. AirNet has a 25-year land lease with the Port Authority, which expires on December 31, 2009 and contains a 20-year renewal option. The complex has 80,000 square feet. During 2001, approximately 10,000 square feet were subleased to unrelated third parties. AirNet's headquarters is currently used for operations, aircraft maintenance, vehicle maintenance, general and administrative functions and training.

        AirNet leases additional space at 4700 East Fifth Avenue, also located on Port Authority of Columbus land. The space is used for administrative support personnel. AirNet operates at approximately 40 additional locations throughout the country. These locations, which are leased from unrelated third parties, generally include office space and/or a section of the lessor's hangar or ramp.

        For additional information concerning AirNet's leases, see Note 6 to AirNet's Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

ITEM 3—LEGAL PROCEEDINGS

        There are no pending legal proceedings involving AirNet other than routine litigation incidental to our business. In the opinion of AirNet's management, these proceedings should not, individually or in the aggregate, have a material adverse effect on AirNet's results of operations or financial condition.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2001.

Executive officers of the registrant

        The following table identifies the executive officers of AirNet as of March 4, 2002. The executive officers serve at the pleasure of the Board of Directors and in the case of Messrs. Biggerstaff, Sumser and Harris, pursuant to employment agreements.

Name	Age	Positions
Joel E. Biggerstaff	45	Chairman of the Board, Chief Executive Officer and President
William R. Sumser	46	Chief Financial Officer, Treasurer, Secretary and Vice President, Finance
Jeffery B. Harris	42	Senior Vice President, Sales
Guy S. King	49	Vice President, Sales
Craig A. Leach	45	Vice President, Information Systems
Stephen K. Lister	42	Vice President, Airline Operations
Wynn D. Peterson	38	Vice President, Corporate Development
Kendall W. Wright	54	Vice President, Operations

        Joel E. Biggerstaff has served as AirNet's Chairman of the Board since August 2001, Chief Executive Officer since April 2000 and as President since August 1999. Mr. Biggerstaff also served as

Chief Operating Officer from August 1999 to March 2001. Prior to joining AirNet, Mr. Biggerstaff served as President of the Southern Region of Corporate Express Delivery Systems, a national expedited distribution service, from February 1998 through July 1999. From September 1996 through February 1998, Mr. Biggerstaff provided transportation consulting services and prior to September 1996, he held various positions within Ryder System, Inc., including Regional Vice President and General Manager.

        William R. Sumser has served AirNet as the Chief Financial Officer since January 1, 2000, as Treasurer since March 1999, and as the Vice President, Finance and Secretary since March 1996. He also served as Controller from 1988 through 1999.

        Jeffery B. Harris has served AirNet as Senior Vice President, Sales since May 2000. Mr. Harris served as Vice President, Sales in the banking division from October 1997 to May 2000. Prior to joining AirNet in June 1996 as the Relationship Manager for Banking Sales, Mr. Harris served as Vice President and Senior Transit Product Manager for Mellon Bank, N.A. from 1994 to 1996.

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

        Kendall W. Wright has served as Vice President, Operations since 2001. He served as Vice President, Sales from 1988 through 2000.

PART II

ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The common shares of AirNet Systems, Inc. trade on the New York Stock Exchange under the symbol "ANS". The table below sets forth the high and low sales prices of the common shares reported for the periods indicated.

	2001		2000
Quarter ended
	High	Low	High	Low
March 31	$4.60	$3.69	$6.94	$4.63
June 30	6.85	4.35	5.50	3.38
September 30	8.00	5.00	5.38	4.38
December 31	8.24	5.60	4.56	3.06

        AirNet has not paid any dividends on our common shares and does not intend to pay any dividends in the foreseeable future. AirNet anticipates using future earnings to finance operations and future growth and development. Restrictive covenants in AirNet's revolving credit facility impose limitations on the payment of dividends.

        On March 4, 2002, there were approximately 2,000 holders of AirNet common shares, based upon the number of holders of record and the number of individual participants in certain security position listings.

ITEM 6—SELECTED FINANCIAL DATA

	Years Ended December 31,
Statement of Operations Data (in thousands, except per share data)
	2001	2000	1999	1998	1997
Net Revenues
Bank services	$104,778	$100,070	$98,950	$93,206	$80,707
Express services	33,870	34,465	28,773	18,607	15,660
Aviation services	1,850	754	975	1,943	1,537

Total net revenues	140,498	135,289	128,698	113,756	97,904

Costs and Expenses
Operating expenses	107,713	104,587	97,866	83,648	67,133
Selling, general, and administrative (Note 1)	19,376	16,203	17,775	13,855	8,692

Total costs and expenses	127,089	120,790	115,641	97,503	75,825

Income from operations	13,409	14,499	13,057	16,253	22,079
Acquisition termination charge (Note 2)	—	—	—	5,570	—
Impairment on investment (Note 3)	1,744	—	—	—	—
Interest expense	1,668	2,283	2,477	1,336	109

Income before income taxes	9,997	12,216	10,580	9,347	21,970

Income tax expense, net	4,803	4,961	4,308	3,711	8,767

Income before cumulative effect of accounting change	5,194	7,255	6,272	5,636	13,203

Cumulative effect of accounting change, net of tax (Note 4)	—	—	(2,488)	—	—

Net income	$5,194	$7,255	$3,784	$5,636	$13,203

Income per common share
Income before cumulative effect of accounting change	$0.49	$0.66	$0.55	$0.46	$1.05
Cumulative effect of accounting change, net of tax	—	—	(0.22)	—	—
Net income	$0.49	$0.66	$0.33	$0.46	$1.05
Income per common share — assuming dilution
Income before cumulative effect of accounting change	$0.49	$0.66	$0.55	$0.46	$1.04
Cumulative effect of accounting change, net of tax	—	—	(0.22)	—	—
Net income	$0.49	$0.66	$0.33	$0.46	$1.04
Balance Sheet Data (in thousands)
Total assets	$133,079	$122,533	$127,281	$127,129	$103,986
Total debt	28,235	22,719	33,948	35,506	9,730
Shareholders' equity	78,946	78,845	73,751	69,674	80,260
Note 1	Includes $1.0 million non-recurring charge related to the retirement agreement of Gerald G. Mercer (see Note 7 to the Consolidated Financial Statements included in Item 8.)
Note 2
Represents costs incurred as a result of the termination of a planned acquisition of Q International Courier, Inc. ("Quick"). The agreement was terminated in June 1998, resulting in a $2.4 million charge related to costs incurred during merger negotiations and a $3.2 million charge related to the settlement of a lawsuit filed by Quick.
Note 3
Represents 2001 non-recurring charge related to the impairment of AirNet's investment in the Check Exchange System Company partnership (see Note 1 to the Consolidated Financial Statements included in Item 8.)
Note 4	See Note 2 to AirNet's Consolidated Financial Statements included in Item 8 related to the 1999 write-off of start-up costs.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

        AirNet's Consolidated Financial Statements have been and will be affected by the following factors:

Revenue Recognition

        Revenue on Express and Bank transportation services is recognized when the packages are delivered to their destination. Revenue related to charter services within Aviation Services is recognized in the period in which services are rendered. Revenue on fixed based operations within Aviation Services is recognized when the maintenance services are complete or fuel is delivered.

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

Major Aircraft Maintenance

        Costs of major aircraft inspections, overhauls and engine work are capitalized as incurred and depreciated based on hours flown. The original costs of airframes are depreciated based on the straight-line method over the estimated useful life of the aircraft. Aircraft maintenance costs not meeting AirNet's capitalization requirements are expensed as incurred. The engines of approximately 20 of AirNet's 33 Learjet 35 aircraft are covered under Manufacturer Service Plans (MSPs), in which AirNet prepays certain repair and overhaul costs. These prepayments, which totaled $3.4 million and $2.4 million at December 31, 2001 and 2000, respectively, are classified in fixed assets on the balance sheet. Amortization on these prepaid balances does not begin until services have been performed, at which time the prepaid balances are reclassed into depreciable asset categories and depreciated based on hours flown. AirNet intends to cover all of its Lear 35 jet engines under MSP plans over the next several years as major overhauls on the non-covered engines become due.

Results of Operations

Year ended December 31, 2001 compared to year ended December 31, 2000

        Total net revenues were $140.5 million for the twelve months ended December 31, 2001, an increase of $5.2 million, or 3.8%, over the twelve months ended December 31, 2000.

        Net revenues from Bank services increased $4.7 million, or 4.7%. This increase was primarily the result of price increases, effective in January 2001, additional volume transported in the days immediately following the September 11, 2001 tragedy, and a 6.8% increase in weekend weight shipped, offset by one less flying day.

        Net revenues from Express services decreased $0.6 million, or 1.7%, from 2000 to 2001. Revenues from charter and ANX hazmat increased $3.0 million in 2001 over 2000 levels, primarily due to increased shipments of radioactive pharmaceuticals and related medical products. Mercury Business Services increased revenues slightly over the prior year, primarily due to a 4.3% increase in shipment volume. These increases were offset by revenue decreases over 2000 levels from a parts fulfillment customer totaling approximately $3.0 million, primarily in the SDX services area.

        Aviation services revenues increased $1.1 million, or 145.3%, to $1.9 million for the year ended December 31, 2001. This increase was primarily a result of new initiatives in the passenger and on-demand cargo charter product offering.

        Total costs and expenses were $127.1 million in 2001, an increase of $6.3 million, or 5.2%, over 2000. This resulted in income from operations of $13.4 million in 2001, a decrease of 7.5% over 2000 levels.

        Wage and benefit expense increased $1.2 million, or 6.7%, primarily due to the addition of 30 new pilots and 16 new maintenance technicians over prior year levels, as well as an increase in the payout for the company-wide incentive compensation program. These increases were offset by an 11.7% decrease in courier personnel. The decrease in courier personnel is the result of AirNet's strategy to better align its ground costs with shipment volumes through the use of vendors and independent contractors. Overall, ground costs were down $2.5 million, or 9.7%. Ground courier costs were also down due to the change in the Express revenue mix as explained above.

        Maintenance expense increased $2.1 million over 2000 levels primarily due to additional hours flown in support of the air system and added charter services. The addition of pilots eliminated a shortage encountered in 2000 and allowed AirNet to fully staff its nightly routes and staff on-demand charter aircraft. AirNet spent $0.9 million less transporting packages on commercial airlines in 2001 primarily due to a change in the Express revenue mix, explained above, and less commercial volume during the September 11, 2001 tragedies. Net fuel expense increased $1.1 million primarily due to increased prices and hours flown.

        Selling, general and administrative expenses were up $3.2 million over 2000 levels, which contained approximately $1.5 million in increased payroll due to the establishment of our new regional structure and the addition of sales representatives. Costs were also incurred to implement scale/scanner technologies in many of our bank customer locations. In addition, the Board of Directors approved a retirement agreement with Gerald G. Mercer, Founder and former Chairman of AirNet. Under terms of the agreement, Mr. Mercer retired as Chairman and a Director effective August 3, 2001. A non-recurring $1.0 million charge was recorded in the second quarter 2001 to cover wages and benefits associated with this agreement.

        In 2001, AirNet recognized a non-recurring $1.7 million impairment charge on its investment in The Check Exchange System Company ("CHEXS") through Float Control, Inc. AirNet Systems, Inc. wholly owns Float Control, Inc., which holds a 19% interest in CHEXS. Float Control accounts for its investment in CHEXS under the equity method of accounting. During 2001, CHEXS received notice that one of its customers, who accounted for a significant portion of CHEXS' revenue, would not renew its contract with CHEXS beyond August 2001. As a result, the $1.7 million impairment charge on investment was recorded in the second quarter. This charge included approximately $0.3 million of goodwill.

        Interest costs were $1.7 million in 2001, compared to $2.3 million in 2000. Decreased interest rates offset the effects of the $5.5 million increase in long-term debt primarily due to purchase of aircraft and the purchase of $5.0 million of common shares from Mr. Mercer pursuant to his retirement agreement.

        AirNet recorded tax expense of $4.8 million for 2001 compared to $5.0 million for fiscal 2000. AirNet's effective tax rate for 2001 was 48% including the effects of the impairment in the investment in the CHEXS partnership, which is not expected to have a tax benefit. Excluding the CHEXS charge, AirNet's 2001 effective tax rate was 40.7%, which is the same as 2000.

        Net income for the year ended December 31, 2001 totaled $5.2 million. Income for the year ended December 31, 2001 totaled $7.5 million before non-recurring charges associated with the CHEXS investment write-down and Gerald Mercer's retirement agreement. This compared to income of $7.3 million for the year ended December 31, 2000.

Year ended December 31, 2000 compared to year ended December 31, 1999

        Total net revenues were $135.2 million for the twelve months ended December 31, 2000, an increase of $6.5 million, or 5.1%, over the twelve months ended December 31, 1999.

        Net revenues from Bank services increased $1.1 million, or 1.1%. This increase was primarily the result of price increases, effective in January 2000, offset by a 2.6% reduction in shipment volumes.

        Net revenues from Express services increased $5.8 million, or 20.1%, from 1999 to 2000. Price increases to non-contractual customers accounted for approximately $0.9 million of the increase, while an additional $3.5 million can be attributed to the full year addition of a new contract with a new parts fulfillment customer. Revenue from charters and ANX hazmat services doubled to $6.1 million in 2000 from $3.1 million in 1999 primarily due to increased shipments of radioactive pharmaceuticals and related medical products. Of the Express services increase, $1.6 million can be attributed to increased revenues from Mercury Business Services, approximately $0.3 million of which can be attributed to rate increases with the remainder the result of a 16.2% increase in shipment volume. These increases were offset by volume decreases in the ANX and SDX services.

        Aviation Services revenues totaled $0.8 million for the year ended December 31, 2000. This was a $0.2 million, or 22.6% decrease from 1999 revenues. The decrease was primarily due to decreased fuel sales due to higher fuel prices in 2000.

        Total costs and expenses were $120.7 million in 2000, an increase of $5.1 million, or 4.4%, over 1999. This resulted in income from operations of $14.5 million in 2000, an increase of 11.0% over 1999 levels.

        The increase in operational expenses is partly attributed to increased depreciation expense, which was up $2.3 million over 1999 levels as a result of major engine overhaul additions and aircraft improvements. Maintenance expense was also up $1.2 million due to increased labor and parts costs. AirNet utilizes outside air providers on certain routes. Costs for these charter services increased $1.2 million over 1999 levels. Net fuel expense decreased slightly as the fuel surcharge programs for both Bank services and Express services customers offset dramatic price increases experienced during the year.

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

        Selling, general and administrative expenses were down $1.6 million over 1999 levels, which contained approximately $0.9 million in charges for non-recurring outside consulting projects and a $0.4 million bad debt related charge. These reductions were offset slightly by costs associated with the incentive compensation plan for administrative personnel.

        Interest costs were $2.3 million in 2000, compared to $2.5 million in 1999. Increased interest rates slightly offset the effects of the $11.2 million in debt reduction.

        AirNet recorded tax expense of $5.0 million for 2000 compared to $4.3 million for fiscal 1999.

        Net income for the year ended December 31, 2000 totaled $7.3 million. This was an increase of $3.5 million, or 91.7%, from net income of $3.8 million for the year ended December 31, 1999.

Liquidity and Capital Resources

Cash flow from operating activities

        Net cash provided by operating activities totaled $25.7 million for the year ended December 31, 2001, compared to $28.6 million for the year ended December 31, 2000.

Current credit arrangements

        AirNet maintains a credit agreement with a bank that provides a $50.0 million unsecured revolving credit facility which is scheduled to expire on August 1, 2003. The credit agreement limits the availability of funds to designated percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment. In addition, the credit agreement requires the maintenance of minimum net worth and cash flow levels, imposes limits on payments of dividends to 50% of net income and restricts the amount of additional debt which may be incurred. AirNet's outstanding balance at December 31, 2001 was $28.2 million, which is a $5.5 million increase from the balance at December 31, 2000.

Investing activities

        Capital expenditures totaled $27.4 million for the year ended December 31, 2001 compared to $15.8 million in 2000. Approximately $12.9 million was spent on eight new aircraft in 2001. Substantially all of the remaining 2001 expenditures were incurred for aircraft inspections, major engine overhauls, and related flight equipment. AirNet purchased four Learjets and three Cessna Caravans in the fourth quarter 2001. AirNet anticipates it will spend between $20.0 million and $24.0 million in total capital expenditures in 2002 and will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers.

        In February 2002, AirNet began leasing six Cessna Caravans. The lease terms range from 3.0 years to 4.5 years and contain various cancellation privileges. AirNet will be responsible for general repair and maintenance of the aircraft during the terms of the leases.

        Under the terms of Mr. Mercer's retirement agreement, AirNet purchased 818,330 common shares from Mr. Mercer at a total cost of $5.0 million. This privately negotiated transaction closed on July 27, 2001. AirNet intends to hold these common shares in treasury. In addition, at Mr. Mercer's option, Mr. Mercer may sell up to $250,000 of AirNet stock each quarter of 2002 to AirNet based on then current market prices. Mr. Mercer retained his right to sell his remaining AirNet common shares to private investors at any time in accordance with applicable laws. However, AirNet has the right of first refusal on purchases of such shares under conditions specified in the agreement.

        In February 2000, AirNet announced a stock repurchase program allowing AirNet to purchase up to $3.0 million of its common shares. During 2000, AirNet purchased $2.4 million in common shares. There was no repurchase activity in the year ended December 31, 2001 under this program. As such, purchases of approximately $0.6 million of the company's common shares may still be made over time in the open market or through privately negotiated transactions. Such future purchases would be considered based on current market conditions and the stock price.

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

Selected Quarterly Data (unaudited)

        The following is a summary of the unaudited quarterly results of operations for the quarterly periods ended (in thousands, except per share data):

	Quarters Ended,
	March 31	June 30	September 30	December 31
2001
Net revenues	$34,322	$35,358	$35,327	$35,490
Income from operations	2,706	2,737	3,980	3,986
Net income (loss) — Note 1	1,320	(354)	2,101	2,127
Net income per share — basic and assuming dilution — Note 1	$.12	$(.03)	$.20	$.21
2000
Net revenues	$33,674	$34,916	$33,775	$32,926
Income from operations	2,915	3,865	3,847	3,872
Net income	1,374	1,966	1,971	1,944
Net income per share — basic and assuming dilution	$.12	$.18	$.18	$.18

        Note 1 — Includes effects of second quarter non-recurring charges totaling $2.3 million, net of tax, related to $1.7 million impairment in CHEXS investment and $1.0 million charge related to Gerald G. Mercer's retirement agreement (see Notes 1 and 7 to the Consolidated Financial Statements in Item 8, respectively.) A $0.4 million tax benefit was recognized on the Mercer agreement and no tax benefit was recognized on the investment impairment. Excluding the effects of the two charges, income for the second quarter totaled $2.0 million (or $0.18 per diluted share).

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

Fuel surcharge/rebate program

        AirNet maintains a fuel surcharge/rebate program for its Bank customers. Under this program, as the OPIS-CMH (Ohio Price Information Service—Columbus, Ohio Station) price of jet fuel exceeds $0.75 per gallon, customers are surcharged. In turn, if the OPIS-CMH price falls below $0.60 per gallon, the same customers receive a rebate. For Express customers, AirNet implemented a 2%

temporary fuel surcharge in February 2000. AirNet increased that surcharge rate to 4% in September 2000, as fuel prices continued to rise. The 4% surcharge remained in effect in 2001 due to the continued high fuel prices. In 2002, AirNet intends to implement a surcharge program for most Express service customers similar to that of Bank customers.

Forward-looking statements

        Certain matters discussed in this Form 10-K, including information regarding future economic performance and plans and objectives of AirNet's management, are forward-looking statements which involve risks and uncertainties. When used in this document, the words "anticipate," "estimate," "expect," "may," "plan," "project" and similar expressions are intended to be among statements that identify forward-looking statements. Such statements involve risks and uncertainties including the following which could cause actual results to differ materially from any forward-looking statement: potential changes by the Federal Aviation Administration ("FAA"), which could increase the regulation of AirNet's business, or the Federal Reserve, which could change the competitive environment of transporting cancelled checks; potential changes in federally and locally mandated security requirements; potential limitations on the availability of adequate insurance coverage at reasonable rates in light of the September 11, 2001 tragedies and subsequent events; the impact of a potentially weakening U.S. economy on time-critical shipment volumes; the acceptance of the company's time-critical transportation service offerings by target markets; adverse weather conditions; technological advances and increases in the use of electronic funds transfers; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet's markets, prices and other facets of its operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. AirNet undertakes no responsibility to update for changes related to these or any other factors that may hereafter occur. The following factors, in addition to those factors listed above and other possible factors not listed, could affect AirNet's actual results and cause such results to differ materially from those expressed in forward-looking statements.

Competition

        The market for express air and ground delivery service is highly competitive. AirNet's Bank services division competes primarily against the Federal Reserve Bank's Check Relay Network, which has significantly greater financial and other resources than AirNet. The Federal Reserve is regulated by the Monetary Control Act of 1980, which in general requires that the Federal Reserve price its services on an actual cost basis plus a set percentage private sector market adjustment factor. Failure by the Federal Reserve to comply with the Monetary Control Act could have an adverse competitive impact on AirNet. In addition, there can be no assurance that the Monetary Control Act will not be amended, modified or repealed, or that new legislation affecting AirNet's business will not be enacted. Although major participants in the next-day and second-day air delivery market (such as UPS and FedEx) have also entered the business of SameDay and early morning delivery, they have not had a material adverse effect on AirNet's business to date. However, there can be no assurance that these competitors will not have a material adverse effect in the future.

Technology

        Some analysts have predicted that the increased use of electronic funds transfers will lead to a "checkless society," which could adversely affect the demand for AirNet's Bank services to the financial services industry. In addition, some financial services industry analysts have predicted the development of various forms of imaging technology that could reduce or eliminate the need for prompt delivery of cancelled checks (See "Check Truncation Act" below). Similarly, technological advances in the nature of "electronic mail" and "telefax" have affected the demand for on-call delivery services by Express services customers. While none of these technological advances have had a significant adverse impact on AirNet's business to date, there can be no assurances that these or similar technologies, or other regulatory or technological changes in the check clearance and national payment systems, will not have an adverse affect on AirNet's business in the future.

Check Truncation Act

        The Check Truncation Act (CTA) represents an initiative by the Federal Reserve that would essentially allow for the electronification of the cancelled check and replace the need for expedited transportation services of cancelled checks by most of AirNet's banking customers. The CTA has not yet been formalized in a bill and presented to the U. S. Congress. However, it is currently being supported by the Federal Reserve.

        AirNet believes that several issues surrounding the CTA will need to be addressed and resolved prior to passage of such an act by Congress. Some of these issues include the current lack of specifications for the quality of check images to be created and used in the clearing process; the failure to establish standardization for information systems platforms; and the failure to address the potentially negative effects the CTA could have on consumer's rights.

        Although the timing for the formal introduction of the CTA, or a similar initiative, is currently unknown, the passage of such an act could have a significant adverse affect on AirNet's revenues derived from check delivery services. Further, it is unclear when such an electronic clearing system might be implemented by banking customers and how such implementation would affect their expedited check transportation needs.

Permits and Licensing; Regulation

        AirNet's delivery operations are subject to various federal, state and local regulations that in many instances require permits and licenses. Failure by AirNet to maintain required permits or licenses, or to comply with the applicable regulations, could result in substantial fines or possible revocation of our authority to conduct certain of our operations.

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

Transportation Security Requirements

        Considerable focus has been placed on package security requirements and processes at domestic and international airports since the September 11, 2001 tragedies and related incidents. Most commercial airlines, fixed based operators (where AirNet transacts a significant portion of its aircraft loading and unloading operations) and airport authorities are in the process of reviewing all aspects of their security requirements. While many proposed changes are voluntary, many are being mandated by the U.S. Department of Transportation and the FAA. Changes to current security requirements or processes could adversely impact AirNet's ability to efficiently conduct its air and ground operations to meet its current delivery parameters, and/or could significantly increase AirNet's costs to transact such operations if costly new security measures are required.

        Security aspects being reviewed by commercial airlines that could affect AirNet's operations include additional package screening requirements at the time of tender (i.e. potentially requiring additional tender time) and potential changes to vendor screening processes that AirNet may need to perform on packages from its customers. Many commercial airlines are also adding security surcharges to shipments. To date, such changes have not had a significant impact on AirNet's costs.

        Changes at fixed base operators and by local airport authorities could potentially limit our ramp access to our aircraft, thereby increasing tender time from customers to AirNet. Changes in chain of custody requirements could also potentially cause AirNet to incur additional costs to staff additional hours at certain locations.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business. AirNet's primary market risk exposure relates to interest rate risk. At December 31, 2001, AirNet had a $28.2 million outstanding balance on our revolving credit facility. This facility bears interest at AirNet's option of a fixed rate determined by the Eurodollar rate, a negotiated rate or a floating rate. Assuming borrowing levels at December 31, 2001, a one hundred basis point change in interest rates would impact net interest expense by approximately $182,000 per year.

        In 1999, AirNet entered into two interest rate swap agreements with a bank as a hedge against the interest rate risk associated with borrowings. The swap agreements each have a notional amount of $5.0 million and effectively locked in a portion of AirNet's variable rate revolving credit liability at fixed rates of 6.3% and 6.5% plus a margin based on AirNet's funded debt ratio. Each swap agreement has a three-year term. At December 31, 2001, the aggregate fair value of these interest rate swaps was approximately ($326,000).

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

Shareholders and Board of Directors
AirNet Systems, Inc.

We have audited the accompanying consolidated balance sheets of AirNet Systems, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also include the financial statement schedule listed in the Index at Item 14 (a) 2. These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirNet Systems, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Columbus, Ohio
February 8, 2002

AIRNET SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except per share data
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$377	$1,118
Accounts receivable:
Trade, less allowances of $661 and $601 at December 31, 2001 and 2000, respectively	16,769	16,279
Other	34	99
Inventory and spare parts	6,704	6,618
Taxes receivable	4	283
Deferred taxes	729	314
Deposits and prepaids	1,703	1,473

Total current assets	26,320	26,184
Net property and equipment	98,872	86,600
Other assets:
Goodwill, net of accumulated amortization of $1,383 and $1,041 at December 31, 2001 and 2000, respectively	7,080	7,705
Other intangibles, net of accumulated amortization of $93 and $489 at December 31, 2001 and 2000, respectively	56	233
Other	751	1,811

Total assets	$133,079	$122,533

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,521	$4,456
Salaries and related liabilities	4,849	3,271
Accrued expenses	2,137	1,873
Current portion of notes payable	33	33

Total current liabilities	11,540	9,633
Other liabilities	326	—
Notes payable, less current portion	28,202	22,686
Deferred tax liability	14,065	11,369
Shareholders' equity:
Preferred shares, $.01 par value; 10,000 shares authorized; and no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,753 shares issued at December 31, 2001 and 2000	128	128
Additional paid-in-capital	77,440	77,702
Retained earnings	27,656	22,462
Accumulated other comprehensive loss	(194)	—
Treasury shares, 2,629 and 1,840 shares held at cost at December 31, 2001 and 2000, respectively	(26,084)	(21,447)

Total shareholders' equity	78,946	78,845

Total liabilities and shareholders' equity	$133,079	$122,533

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In thousands, except per share data
	2001	2000	1999
NET REVENUES
Air transportation, net of excise tax of $3,636, $4,216, and $3,592 for the years ended December 31, 2001, 2000, and 1999, respectively:
Bank services	$104,778	$100,070	$98,950
Express services	33,870	34,465	28,773
Aviation services and other operations	1,850	754	975

Total net revenues	140,498	135,289	128,698
COSTS AND EXPENSES
Wages and benefits	19,379	18,166	16,424
Aircraft fuel	12,594	11,502	11,307
Aircraft maintenance	10,961	8,825	7,625
Contracted air costs	15,868	16,635	15,004
Ground courier	22,960	25,434	23,803
Depreciation	14,760	13,810	11,525
Other	11,191	10,215	12,178
Selling, general and administrative	19,376	16,203	17,775

Total costs and expenses	127,089	120,790	115,641

Income from operations	13,409	14,499	13,057
Impairment on investment	1,744	—	—
Interest expense	1,668	2,283	2,477

Income before income taxes	9,997	12,216	10,580
Provision for income taxes	4,803	4,961	4,308

Income before cumulative effect of accounting change	5,194	7,255	6,272
Cumulative effect of accounting change, net of $1,735 tax benefit	—	—	(2,488)

Net income	$5,194	$7,255	$3,784

Income per common share — basic and assuming dilution
Income before cumulative effect of accounting change	$0.49	$0.66	$0.55
Cumulative effect of accounting change, net of tax	—	—	(0.22)

Net income	$0.49	$0.66	$0.33

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands
	2001	2000	1999
OPERATING ACTIVITIES
Net income	$5,194	$7,255	$3,784
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charge for investment impairment	1,744	—	—
Cumulative effect of accounting change	—	—	2,488
Depreciation	14,760	13,810	11,525
Amortization of intangibles	520	692	789
Deferred taxes	2,413	1,413	766
Provision for losses on accounts receivable	457	171	504
Loss on disposition of assets	53	68	102
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(881)	(1,476)	(2,338)
Inventory and spare parts	(87)	3,808	(1,040)
Prepaid expenses	(230)	260	1,015
Accounts payable	66	(747)	(727)
Accrued expenses	264	668	(2,684)
Taxes payable	279	2,099	3,553
Salaries and related liabilities	1,579	479	1,508
Other, net	(404)	101	257

Net cash provided by operating activities	25,727	28,601	19,502
INVESTING ACTIVITIES
Purchases of property and equipment	(27,395)	(15,825)	(17,639)
Payments for covenants not to compete	—	(15)	(170)
Proceeds from sales of property and equipment	310	79	96

Net cash used in investing activities	(27,085)	(15,761)	(17,713)
FINANCING ACTIVITIES
Proceeds from 1996 Incentive Stock Plan programs	84	195	293
Net borrowings (repayments) under the revolving credit facility	5,549	(11,200)	(1,500)
Repayment of long-term debt	(33)	(29)	(57)
Purchase of treasury shares, net of issuances	(4,983)	(2,355)	—

Net cash provided by (used in) financing activities	617	(13,389)	(1,264)

Net increase (decrease) in cash	(741)	(549)	525
Cash and cash equivalents at beginning of period	1,118	1,667	1,142

Cash and cash equivalents at end of period	$377	$1,118	$1,667

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLERS' EQUITY

	Common Shares
in thousands	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total
Balance December 31, 1998	12,753	$128	$78,455	$11,423	—	$(20,332)	$69,674
Net income	—	—	—	3,784	—	—	3,784
Issuance of treasury shares — Associate Stock Purchase Program	—	—	(273)	—	—	566	293

Balance December 31, 1999	12,753	128	78,182	15,207	0	(19,766)	73,751
Net income	—	—	—	7,255	—	—	7,255
Purchase of treasury shares	—	—	—	—	—	(2,418)	(2,418)
Issuance of treasury shares — Director Deferred Compensation Plan	—	—	(132)	—	—	195	63
Issuance of treasury shares — Associate Stock Purchase Program	—	—	(348)	—	—	542	194

Balance December 31, 2000	12,753	128	77,702	22,462	0	(21,447)	78,845
Net income	—	—	—	5,194	—	—	5,194
Loss on derivative instruments, net of $90 tax benefit	—	—	—	—	$(132)	—	(132)
Cumulative effect of accounting change, net of $42 tax benefit	—	—	—	—	(62)	—	(62)

Comprehensive income							5,000
Purchase of treasury shares	—	—	—	—	—	(5,000)	(5,000)
Issuance of treasury shares — Associate Stock Purchase Program	—	—	(238)	—	—	329	91
Stock option exercises	—	—	(24)	—	—	34	10

Balance December 31, 2001	12,753	$128	$77,440	$27,656	$(194)	$(26,084)	$78,946

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

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of AirNet Systems, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        Preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

        Certain 1999 and 2000 balances have been reclassified to conform with the 2001 presentation.

Revenue Recognition

        Revenue on Express and Bank Delivery transportation services is recognized when the packages are delivered to their destination. Revenue related to charter services within Aviation Services is recognized in the period in which services are rendered. Revenue on fixed based operations within Aviation Services is recognized when the maintenance services are complete or fuel is delivered.

Cash and Cash Equivalents

        Cash and cash equivalents consist of highly liquid investments which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market value.

Accounts Receivable

        For 2001, approximately 75% and 62% of the company's revenues and related receivables, respectively, were generated from customers within the banking industry. The company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The company establishes an allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends and other information.

Inventory and Spare Parts

        Inventory and spare parts are valued at the lower of cost (weighted average method) or market.

Property and Equipment

        Property and equipment are stated at cost. Costs of major aircraft inspections, overhauls and engine work are capitalized as incurred and depreciated based on hours flown. The original costs of airframes, other flight equipment and other property and equipment (primarily furniture and equipment, leasehold improvements, computer related hardware and software and vehicles) are depreciated based on the straight-line method over the estimated useful lives of the assets summarized as below. Aircraft maintenance costs not meeting AirNet's capitalization requirements are expensed as incurred.

Airframes	15 years
Buildings	30 years
Other flight equipment	2 - 5 years
Other property and equipment	3 - 10 years

        The engines of approximately twenty of AirNet's 33 Learjet 35 aircraft are covered under Manufacturer Service Plans (MSPs), in which AirNet prepays certain repair and overhaul costs. These prepayments, which totaled $3,448,000 and $2,398,000 at December 31, 2001 and 2000, respectively, are classified in fixed assets on the balance sheet. Amortization on these prepaid balances does not begin until services have been performed, at which time the prepaid balances are reclassed into depreciable asset categories and depreciated based on hours flown.

Investment in Subsidiary

        AirNet Systems, Inc. wholly owns Float Control, Inc., which holds a 19% interest in The Check Exchange System Co. ("CHEXS"). Float Control accounts for its investment in CHEXS under the equity method of accounting. During 2001, CHEXS received notice that one of its customers, who accounted for a significant portion of CHEXS's revenue, would not renew its contract with CHEXS beyond August 2001. As a result, Float Control recognized a $1,744,000 impairment on its investment in CHEXS in the second quarter, which includes approximately $300,000 of goodwill. As of December 31, 2001, Float Control's remaining recorded investment in CHEXS totaled $194,000 and is included in Other Assets—Other on the balance sheet, and represents expected final distributions from the partnership. Float Control's recorded investment in CHEXS at December 31, 2000 was $1,684,000.

Income Taxes

        The company accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the liability method, deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

        In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, Business Combinations, effective for business combinations initiated after June 30, 2001, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with Statement No. 142. Other intangible assets will continue to be amortized over their useful lives.

        The company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $200,000 ($0.02 per share) per year.

During the first half of 2002, the company will perform the first of the required impairment tests of goodwill as of January 1, 2002. The company has not yet determined what the effect of these tests will be on the earnings and financial position of the company.

Intangibles

        Intangibles include non-competition agreements, which are being amortized on the straight-line method over periods ranging from one to five years.

Financial Instruments

        The fair value of AirNet's financial instruments approximated their carrying value at December 31, 2001 and 2000.

Derivatives

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

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments, Statements 137 and 138, in June 1999 and June 2000, respectively. The Statement requires the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company's adoption of Statement No. 133 on January 1, 2001 resulted in a cumulative effect of an accounting change charge of $62,155, net of tax, to accumulated other comprehensive income. Additional charges related to the interest rate swaps since adoption have increased the accumulated comprehensive loss to $194,000, net of tax. At December 31, 2001, the aggregate fair value of the interest rate swaps was approximately ($326,000) and is recorded in other liabilities on the consolidated balance sheet.

Segment Reporting

        In 2000, AirNet adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information, which established annual and interim reporting and disclosure standards for an enterprise's operating segments. AirNet reported on two segments, Bank Delivery and Express Delivery to the operating income level. Due to AirNet's unique airline and ground operation structures, assets were not allocated to segments.

        In the fourth quarter of 2001, AirNet restructured its sales and operational management groups. The new structure combines the Bank Delivery and Express Delivery sales and operational management teams under one executive management structure. Further, the airline and ground operation divisions continue to provide services to all product offerings in a centralized fashion. As a result, AirNet has aligned its sales and operational product offerings under one reporting segment effective in the fourth quarter of 2001. The 1999 and 2000 segment disclosures have been reclassified to conform with the 2001 presentation.

Supplemental Cash Flow Data

        Cash paid for interest was $1,544,000, $2,269,000, and $2,411,000 for the years ended December 31, 2001, 2000, and 1999, respectively. Cash paid for taxes, net of refunds, was $2,097,000, $1,728,000, and $559,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

2.    Write Off of Start-up Costs

        In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-5, Reporting on the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to July 1, 1998, the company capitalized start-up costs associated with its premium products line of business. Effective July 1, 1998, the company ceased capitalizing such costs and began amortizing the previously capitalized costs over five years. The company adopted the provisions of the SOP in its financial statements as of January 1, 1999 which resulted in the write-off of unamortized start-up costs at that time. Had the company accounted for start-up costs under SOP 98-5 in 1999, its net income would have been $6,272,000, or $0.55 per diluted share.

3.    Property and Equipment

        Property and equipment consisted of the following at December 31:

	2001	2000
Flight equipment	$164,838,000	$143,679,000
Other property and equipment	22,482,000	21,770,000

	187,320,000	165,449,000
Less accumulated depreciation	88,448,000	78,849,000

Net property and equipment	$98,872,000	$86,600,000

4.    Notes Payable

        The company had borrowings as follows at December 31:

	2001	2000
Term note	$86,000	$119,000
Revolving credit facility	28,149,000	22,600,000

	28,235,000	22,719,000
Current portion of notes payable	33,000	33,000

Long-term portion of notes payable	$28,202,000	$22,686,000

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

5.    1996 Incentive Stock Plan

        In 1996, the company adopted the AirNet Systems, Inc. 1996 Incentive Stock Plan (the "Plan"). The Plan was last amended in September 2001. The Plan provides for the issuance of incentive and non-qualified stock options, restricted stock and performance shares and a stock purchase plan (collectively, "Awards"). The Plan also provides for the grant of stock options to non-employee directors. The maximum number of common shares available for issuance under the Plan is 1,650,000 through 2006. The Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms and conditions applicable to the Awards, other than stock options automatically granted to directors in accordance with the terms of the Plan.. The exercise price of each option equals the market price of a common share on the date of grant. An option's maximum term is ten years (five years for ISOs granted to 10% shareholders). Option vesting periods range from vesting upon grant to vesting over four years.

        A summary of the company's stock option activity and related information follows (in thousands, except price per share data) for the years ended December 31:

	2001		2000		1999
	Common Shares	Weighted Average Exercise Price	Common Shares	Weighted Average Exercise Price	Common Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,142	$12.45	1,158	$13.54	789	$16.14
Granted	208	4.12	175	5.67	422	9.62
Exercised	(2)	4.51	—	—	—	—
Cancelled	(319)	14.83	(191)	12.33	(53)	12.04

Outstanding at end of period	1,029	10.05	1,142	12.45	1,158	13.95

Options exercisable at end of period	688	$11.65	712	$14.09	662	$14.82

        The company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        Pro forma information regarding net income and earnings per share is required by Statement 123, Accounting for Stock-Based Compensation, and has been determined as if the company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2001	2000	1999
Risk free interest rate	5.0%	6.5%	6.5%
Volatility factor of expected market price of the company's common shares	46.1%	60.0%	50.0%
Weighted average expected life of options (years)	5.44	5.88	6.88

        The weighted average fair value of options granted was $2.70, $3.49 and $7.33 in the years ended December 31, 2001, 2000 and 1999, respectively.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The company's pro forma information follows for the years ended December 31:

	2001	2000	1999
Net income, adjusted for FAS 123	$4,522,000	$6,228,000	$2,647,000
Net income per share, adjusted for FAS 123:
Basic and assuming dilution	$.43	$.56	$.23

        The following summarizes information about stock options outstanding as of December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Less than $10.00	651,400	8.0	$7.07	327,940	$7.89
$10.01-$15.00	265,350	4.7	14.18	265,350	14.18
$15.01-$20.00	110,000	5.6	17.46	92,900	17.45
$20.01-$25.00	2,000	6.4	22.00	2,000	22.00

	1,028,750	6.9	$10.05	688,190	$11.65

6.    Lease Obligations

        The company leases facility space and courier vehicles at various locations throughout the United States. Additionally, in 2001, the company leased one Learjet. The company incurred lease expense of $1,961,000, $1,597,000 and $1,560,000 for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, future minimum lease payments by year and in the aggregate under non-cancelable operating leases with initial or remaining terms exceeding one year are as follows: 2002—$831,000; 2003—$580,000; 2004—$350,000; 2005—$106,000; 2006—$9,000.

7.    Related Party Transactions

        During 2001, the Board of Directors approved a retirement agreement with Gerald G. Mercer, Founder and former Chairman, of AirNet Systems, Inc. Under terms of the agreement, Mr. Mercer retired as Chairman and a Director effective August 3, 2001. AirNet recorded $975,000 in expense to SG&A in 2001 to cover salary continuance requirements and benefits associated with this agreement that continue until 2003. At December 31, 2001, $757,000 was recorded in Salaries and Related Liabilities related to future payments under the agreement. Additionally as part of the retirement agreement, AirNet purchased 818,330 common shares at $6.11 per share from the former Chairman at a total cost of $5.0 million. The privately negotiated transaction closed on July 27, 2001. AirNet intends to hold the common shares in treasury. In addition, at Mr. Mercer's option, Mr. Mercer may sell up to $250,000 of AirNet stock each quarter of 2002 to AirNet based on then current market prices. Mr. Mercer retained his right to sell his remaining AirNet common shares to private investors at any time in accordance with applicable laws. However, AirNet has the right of first refusal on purchases of such shares under conditions specified in the agreement.

8.    Retirement Plan

        The company has a 401(k) retirement savings plan. All associates who have completed a minimum of six months of service may contribute up to 15% of their eligible annual earnings to the plan. The company may elect, at its discretion, to make matching and profit-sharing contributions. The company's contribution expense related to the plan totaled $550,000, $514,000 and $529,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

9.    Income Taxes

        Income taxes are summarized as follows for the years ended December 31:

	2001	2000	1999
Current:
Federal	$2,223,000	$2,041,000	$1,594,000
State and local	470,000	801,000	63,000

	2,693,000	2,842,000	1,657,000
Deferred:
Federal	1,930,000	2,037,000	2,195,000
State and local	180,000	82,000	456,000

	2,110,000	2,119,000	2,651,000

	$4,803,000	$4,961,000	$4,308,000

        Significant components of the company's deferred tax liabilities and assets are as follows at December 31:

	2001	2000
Long-term deferred tax asset:
Alternative minimum tax credits	$2,008,000	$3,094,000
Other	251,000	301,000
Long-term deferred tax liabilities:
Property and equipment	(14,506,000)	(13,085,000)
Intangible assets and other	(1,818,000)	(1,679,000)

Net long-term deferred tax liabilities	$(14,065,000)	$(11,369,000)

Current deferred tax assets:
Workers' compensation reserves	$314,000	$184,000
Allowance for bad debt reserves	261,000	237,000
Other	315,000	113,000

Total current assets	890,000	534,000
Current deferred tax liabilities:
Prepaid expenses	(135,000)	(220,000)
Other	(26,000)	—

Total current liabilities	(161,000)	(220,000)

Net current deferred tax assets	$729,000	$314,000

        Differences arising between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows for the years ended December 31:

	2001		2000		1999
Tax expense at federal statutory rate on pretax income	$3,399,000	34.0%	$4,153,000	34.0%	$3,597,000	34.0%
Add:
State taxes, net of federal benefit	528,000	5.3	610,000	5.0	566,000	5.3
Non-deductible permanent differences	876,000	8.7	198,000	1.6	145,000	1.4

Total taxes	$4,803,000	48.0%	$4,961,000	40.6%	$4,308,000	40.7%

10.  Net Income Per Share

        The following table sets forth the computation of basic and diluted net income per share for the years ended December 31:

	2001	2000	1999
Numerator:
Income before cumulative effect of accounting change	$5,194,000	$7,255,000	$6,272,000
Cumulative effect of accounting change, net of tax	—	—	(2,488,000)

Net income	$5,194,000	$7,255,000	$3,784,000
Denominator:
Basic — weighted average shares outstanding	10,576,000	11,067,000	11,397,000
Diluted
Stock options — associates, officer and directors	60,000	—	—

Adjusted weighted average share outstanding	10,636,000	11,067,000	11,397,000
Net income per share — basic and diluted:
Income before cumulative effect of accounting change	$.49	$.66	$.55
Cumulative effect of accounting change, net of tax	—	—	(.22)

Net income	$.49	$.66	$.33

        For the years ended December 31, 2001, 2000 and 1999, 787,000, 1,142,000 and 1,212,000 stock options, respectively, were excluded from the diluted weighted average shares outstanding calculation, as their exercise prices exceeded the average fair market value of the underlying common shares for the year.

11.  Litigation and Contingencies

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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information called for in this Item 10 is incorporated herein by reference to AirNet's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2002, under the caption "ELECTION OF DIRECTORS." In addition, information concerning AirNet's executive officers is included in the portion of Part I of this Annual Report on Form 10-K entitled "Executive officers of the registrant."

ITEM 11—EXECUTIVE COMPENSATION

        The information called for in this Item 11 is incorporated herein by reference to AirNet's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2002, under the captions "ELECTION OF DIRECTORS—Compensation of Directors" and "EXECUTIVE COMPENSATION."

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for in this Item 12 is incorporated herein by reference to AirNet's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2002, under the caption "BENEFICIAL OWNERSHIP OF COMMON SHARES."

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for in this Item 13 is incorporated herein by reference to AirNet's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2002, under the caption "TRANSACTIONS WITH MANAGEMENT."

PART IV

ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
Documents filed as part of this report

1.
The following consolidated financial statements are included in Item 8:

Report of independent auditors
Consolidated balance sheets as of December 31, 2001 and 2000
Consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999
Consolidated statements of cash flows for the years ended December 31, 2001, 2000 and 1999
Consolidated statements of changes in shareholders' equity for the years ended December 31, 2001, 2000 and 1999
Notes to consolidated financial statements
  2.
  Schedule II—Valuation and Qualifying Accounts is included below:

		COL C
COL A	COL B	Additions		COL D	COL E
Description	Balance at Start of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Year end December 31, 2001: Deducted from asset accounts; Allowance for doubtful accounts	$601,114	$457,386	$0	$397,853	$660,647
Year end December 31, 2000: Deducted from asset accounts; Allowance for doubtful accounts	598,076	170,602	0	167,564	601,114
Year end December 31, 1999: Deducted from asset accounts; Allowance for doubtful accounts	289,784	504,379	0	196,087	598,076

(1) Uncollectible accounts written off, net of recoveries
Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
  3.
  Exhibits

        The following exhibits are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit No.	Description	Location
3.1	Amended Articles of AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 2.1 to AirNet Systems, Inc.'s Registration Statement on Form 8-A (File No. 0-28428) filed on May 3, 1996 (the "Form 8-A")

3.2	Certificate of Amendment to the Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on May 28, 1996	Incorporated herein by reference to Exhibit 4(b) to AirNet Systems, Inc.'s Registration Statement on Form S-8 (Registration No. 333-08189) filed on July 16, 1996 (the "1996 Form S-8")
3.3	Amended Articles of AirNet Systems, Inc. (as amended through May 28, 1996) [for SEC reporting compliance purposes only — not filed with the Ohio Secretary of State]	Incorporated herein by reference to Exhibit 4(c) to AirNet Systems, Inc.'s 1996 Form S-8
3.4	Code of Regulations of AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 2.2 to AirNet Systems, Inc.'s Form 8-A
3.5	Certificate regarding adoption of amendment to Section 1.10 of the Code of Regulations of AirNet Systems, Inc. by the shareholders on May 12, 2000	Incorporated herein by reference to Exhibit 3.1 to AirNet Systems, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000
3.6	Code of Regulations of AirNet Systems, Inc. (reflecting amendments through May 12, 2000) [for SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2 to AirNet Systems, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000
4.1	Loan Agreement among AirNet Systems, Inc., the Lenders party thereto and NBD Bank, as agent, dated August 1, 1998 (the "Credit Agreement")	Incorporated herein by reference to Exhibit 4 to AirNet Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-13025)
4.2	First Amendment to Credit Agreement, dated as of September 30, 1998, among AirNet Systems, Inc., the Lenders party thereto and NBD Bank as agent	Incorporated herein by reference to Exhibit 4.2 to AirNet Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999
4.3	Second Amendment to Credit Agreement, dated as of December 31, 1999, among AirNet Systems, Inc., the Lenders party thereto and Bank One, Michigan, as agent	Incorporated herein by reference to Exhibit 4.3 to AirNet Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999
4.4	Subordination Agreement, dated as of December 31, 1999, among Bank One, Michigan, as agent, the Senior Lenders party thereto, AirNet Management, Inc., and AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 4.4 to AirNet Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999
4.5	Subsidiary Guaranty, dated December 31, 1999, by AirNet Management, Inc. in favor of the Lenders party to the Credit Agreement	Incorporated herein by reference to Exhibit 4.5 to AirNet Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999

10.1*	AirNet Systems, Inc. Amended and Restated 1996 Incentive Stock Plan (reflects amendments through September 7, 2001)	Incorporated herein by reference to Exhibit 10 to AirNet Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001
10.2	Indemnification Agreement, dated as of May 15, 1996, among AirNet Systems, Inc. and Messrs. Miller, Renusch, Roy, King, Rutter, Sumser and Wright	Incorporated herein by reference to Exhibit 10.11 to AirNet's Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-3092) filed on May 24, 1996 ("Amendment No. 2")
10.3	Indemnification Agreement, dated as of May 15, 1996, between Mr. Mercer and AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 10.12 to AirNet Systems, Inc.'s Amendment No. 2
10.4*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and Joel E. Biggerstaff	Incorporated herein by reference to Exhibit 10.4 to AirNet Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.5*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and William R. Sumser	Incorporated herein by reference to Exhibit 10.5 to AirNet Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.6*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and Jeffrey B. Harris	Incorporated herein by reference to Exhibit 10.6 to AirNet Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.7*	AirNet Systems, Inc. Director Deferred Compensation Plan effective May 27, 1998	Incorporated herein by reference to Exhibit 10.7 to AirNet Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999
10.8*	AirNet Systems, Inc. Salary for Options Conversion Plan, effective February 6, 2000	Incorporated herein by reference to Exhibit 10.8 to AirNet Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.9*	Agreement between AirNet Systems, Inc. and Gerald G. Mercer, dated July 17, 2001	Incorporated herein by reference to Exhibit 10.9 to AirNet Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001
10.10*	Jerry Mercer Transition Agreement, effective May 26, 2001, between AirNet Systems, Inc. and Gerald G. Mercer	Incorporated herein by reference to Exhibit 10.10 to AirNet Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001
21	Subsidiaries of AirNet Systems, Inc.	Filed Herewith
23	Consent of Ernst & Young LLP	Filed herewith

24	Powers of Attorney	Filed herewith

*
Denotes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

(b)
No reports on Form 8-K were filed during the quarter ended December 31, 2001.

(c)
Exhibits are listed in Item 14(a)(3) above.

(d)
The required financial statement schedule is included in Item 14(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRNET SYSTEMS, INC.
Dated: March 20, 2002	By:	/s/ JOEL E. BIGGERSTAFF Joel E. Biggerstaff, Chairman of the Board, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOEL E. BIGGERSTAFF Joel E. Biggerstaff	Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)	March 20, 2002
/s/ *WILLIAM R. SUMSER William R. Sumser	Chief Financial Officer, Treasurer, Secretary and Vice President, Finance	March 20, 2002
/s/ *ROGER D. BLACKWELL Roger D. Blackwell	Director	March 20, 2002
/s/ *RUSSELL M. GERTMENIAN Russell M. Gertmenian	Director	March 20, 2002
/s/ *DAVID P. LAUER David P. Lauer	Director	March 20, 2002
/s/ *JAMES E. RIDDLE James E. Riddle	Director	March 20, 2002
*By	/s/ JOEL E. BIGGERSTAFF Joel E. Biggerstaff, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Description	Location
3.1	Amended Articles of AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 2.1 to AirNet Systems, Inc.'s Registration Statement on Form 8-A (File No. 0-28428) filed on May 3, 1996 (the "Form 8-A")
3.2	Certificate of Amendment to the Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on May 28, 1996	Incorporated herein by reference to Exhibit 4(b) to AirNet Systems, Inc.'s Registration Statement on Form S-8 (Registration No. 333-08189) filed on July 16, 1996 (the "1996 Form S-8")
3.3	Amended Articles of AirNet Systems, Inc. (as amended through May 28, 1996) [for SEC reporting compliance purposes only — not filed with the Ohio Secretary of State]	Incorporated herein by reference to Exhibit 4(c) to AirNet Systems, Inc.'s 1996 Form S-8
3.4	Code of Regulations of AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 2.2 to AirNet Systems, Inc.'s Form 8-A
3.5	Certificate regarding adoption of amendment to Section 1.10 of the Code of Regulations of AirNet Systems, Inc. by the shareholders on May 12, 2000	Incorporated herein by reference to Exhibit 3.1 to AirNet Systems, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000
3.6	Code of Regulations of AirNet Systems, Inc. (reflecting amendments through May 12, 2000) [for SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2 to AirNet Systems, Inc.'s Form 10-Q for the quarterly period ended June 30, 2000
4.1	Loan Agreement among AirNet Systems, Inc., the Lenders party thereto and NBD Bank, as agent, dated August 1, 1998 (the "Credit Agreement")	Incorporated herein by reference to Exhibit 4 to AirNet Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-13025)
4.2	First Amendment to Credit Agreement, dated as of September 30, 1998, among AirNet Systems, Inc., the Lenders party thereto and NBD Bank as agent	Incorporated herein by reference to Exhibit 4.2 to AirNet Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999
4.3	Second Amendment to Credit Agreement, dated as of December 31, 1999, among AirNet Systems, Inc., the Lenders party thereto and Bank One, Michigan, as agent	Incorporated herein by reference to Exhibit 4.3 to AirNet Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999
4.4	Subordination Agreement, dated as of December 31, 1999, among Bank One, Michigan, as agent, the Senior Lenders party thereto, AirNet Management, Inc., and AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 4.4 to AirNet Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999

4.5	Subsidiary Guaranty, dated December 31, 1999, by AirNet Management, Inc. in favor of the Lenders party to the Credit Agreement	Incorporated herein by reference to Exhibit 4.5 to AirNet Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999
10.1*	AirNet Systems, Inc. Amended and Restated 1996 Incentive Stock Plan (reflects amendments through September 7, 2001)	Incorporated herein by reference to Exhibit 10 to AirNet Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001
10.2	Indemnification Agreement, dated as of May 15, 1996, among AirNet Systems, Inc. and Messrs. Miller, Renusch, Roy, King, Rutter, Sumser and Wright	Incorporated herein by reference to Exhibit 10.11 to AirNet's Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-3092) filed on May 24, 1996 ("Amendment No. 2")
10.3	Indemnification Agreement, dated as of May 15, 1996, between Mr. Mercer and AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 10.12 to AirNet Systems, Inc.'s Amendment No. 2
10.4*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and Joel E. Biggerstaff	Incorporated herein by reference to Exhibit 10.4 to AirNet Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.5*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and William R. Sumser	Incorporated herein by reference to Exhibit 10.5 to AirNet Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.6*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and Jeffrey B. Harris	Incorporated herein by reference to Exhibit 10.6 to AirNet Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.7*	AirNet Systems, Inc. Director Deferred Compensation Plan effective May 27, 1998	Incorporated herein by reference to Exhibit 10.7 to AirNet Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1999
10.8*	AirNet Systems, Inc. Salary for Options Conversion Plan, effective February 6, 2000	Incorporated herein by reference to Exhibit 10.8 to AirNet Systems, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000
10.9*	Agreement between AirNet Systems, Inc. and Gerald G. Mercer, dated July 17, 2001	Incorporated herein by reference to Exhibit 10.9 to AirNet Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001
10.10*	Jerry Mercer Transition Agreement, effective May 26, 2001, between AirNet Systems, Inc. and Gerald G. Mercer	Incorporated herein by reference to Exhibit 10.10 to AirNet Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001

21	Subsidiaries of AirNet Systems, Inc.	Filed Herewith
23	Consent of Ernst & Young LLP	Filed herewith
24	Powers of Attorney	Filed herewith

*
Denotes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10K.

QuickLinks

PART I
  ITEM 1—BUSINESS
  ITEM 2—PROPERTIES
  ITEM 3—LEGAL PROCEEDINGS
  ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5—MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6—SELECTED FINANCIAL DATA
  ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AIRNET SYSTEMS, INC. CONSOLIDATED BALANCE SHEETS
AIRNET SYSTEMS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
AIRNET SYSTEMS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
AIRNET SYSTEMS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLERS' EQUITY
  ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11—EXECUTIVE COMPENSATION
  ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14—EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS