Form 10-Q
period 2002-03-31
AIRNET SYSTEMS INC
filed 2002-05-14
CIK 1011696

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Outstanding as of May 3, 2002 - 10,137,432

AIRNET SYSTEMS, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2002

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except per share data

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,145	$377
Accounts receivable, less allowances	18,793	16,803
Inventory and spare parts	7,725	6,704
Taxes receivable	—	4
Deferred taxes	729	729
Deposits and prepaids	1,723	1,703
Total current assets	31,115	26,320

Net property and equipment	99,706	98,872

Other assets:
Goodwill, net of accumulated amortization	7,080	7,080
Other intangibles, net of accumulated amortization	48	56

Other	787	751
Total assets	$138,736	$133,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,519	$4,521
Salaries and related liabilities	3,731	4,849
Accrued expenses	2,729	2,137
Taxes payable	203	—
Current portion of notes payable	677	33
Total current liabilities	11,859	11,540

Other liabilities	191	326
Notes payable, less current portion	32,324	28,202
Deferred tax liability	14,118	14,065

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,753 shares issued at March 31, 2002 and at December 31, 2001	128	128
Additional paid-in-capital	77,330	77,440
Retained earnings	28,799	27,656
Accumulated other comprehensive loss	(111)	(194)
Treasury shares, 2,621 and 2,629 shares held at cost at March 31, 2002 and December 31, 2001, respectively	(25,902)	(26,084)
Total shareholders’ equity	80,244	78,946

Total liabilities and shareholders’ equity	$138,736	$133,079

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

In thousands, except per share data

	Three Months Ended March 31,
	2002	2001

NET REVENUES

Air transportation, net of excise tax
Bank services	$24,752	$25,783
Express services	9,629	8,176
Aviation services and other operations	1,099	363
Total net revenues	35,480	34,322

COSTS AND EXPENSES
Wages and benefits	5,149	5,050
Aircraft fuel	3,448	3,064
Aircraft maintenance	2,864	2,730
Contracted air costs	3,614	3,928
Ground courier	5,817	6,009
Depreciation	4,351	3,527
Other	3,331	2,635
Selling, general and administrative	4,679	4,673
Total costs and expenses	33,253	31,616
Income from operations	2,227	2,706
Interest expense	354	474
Income before income taxes	1,873	2,232
Provision for income taxes	730	912

Net income	$1,143	$1,320

Net income per common share — basic and dilutive	$0.11	$0.12

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

In thousands

	Three Months ended March 31,
	2002	2001

OPERATING ACTIVITIES
Net income	$1,143	$1,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,351	3,527
Amortization of intangibles	7	132
Provision for losses on accounts receivable	73	84
Loss on disposition of assets	11	14
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(2,064)	(2,642)
Inventory and spare parts	(1,021)	(773)
Prepaid expenses	(20)	226
Accounts payable	(3)	(825)
Accrued expenses	593	875
Taxes payable	207	883
Salaries and related liabilities	(1,118)	85
Other, net	(35)	(2)
Net cash provided by operating activities	2,124	2,904

INVESTING ACTIVITIES
Purchases of property and equipment	(5,211)	(4,837)
Proceeds from sales of property and equipment	16	85
Net cash used in investing activities	(5,195)	(4,752)

FINANCING ACTIVITIES
Proceeds from 1996 Incentive Stock Plan programs	72	32
Net borrowings (repayments) under the revolving credit facility	(1,150)	2,800
Repayment of long-term debt	5,917	(8)
Net cash provided by financing activities	4,839	2,824

Net increase in cash	1,768	976
Cash and cash equivalents at beginning of period	377	1,118

Cash and cash equivalents at end of period	$2,145	$2,094

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

The accompanying unaudited condensed consolidated financial statements include the accounts of AirNet Systems, Inc. and its subsidiaries.  These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  These financial statements should be read in conjunction with the year ended December 31, 2001 consolidated financial statements of AirNet Systems, Inc. included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (File No. 1-13025) which contains additional disclosures including a summary of AirNet’s accounting policies.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of interim periods.  Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in those financial statements and accompanying notes thereto.  Actual results could differ from those estimates.

2.     Goodwill

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations, effective for business combinations initiated after June 30, 2001, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with Statement No. 142.  Other intangible assets will continue to be amortized over their useful lives.

The Company adopted the new rules on accounting for goodwill in the first quarter of 2002.  Application of the nonamortization provisions of the Statement resulted in an increase in net income of approximately $87,000 ($53,000 net of tax), or less than $0.01 per share, for the three months ending March 31, 2002.  By June 30, 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002.  The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

3.     Net Income Per Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001

Numerator:
Net income	$1,143	$1,320

Denominator:
Basic - weighted average shares outstanding	10,131	10,922

Diluted
Stock options - associates, officers, and directors	173	11
Adjusted weighted average shares outstanding	10,304	10,933

Net income per common share - basic and assuming dilution:	$0.11	$0.12

For the three months ended March 31, 2002, a total of 1,103,800 common shares subject to outstanding stock options were excluded from the diluted weighted average shares outstanding calculation, as the exercise price of the stock options exceeded the average fair market value of the underlying common shares for the period.

4.     Long Term Debt

During first quarter 2002, AirNet entered into three term loans with banks totaling $5,969,000.  The first note has a principal amount of  $1,249,000 with a 60-month term, a 5 .77% interest rate and a $24,000 monthly principal and interest payment.  The second note has a principal amount of  $1,720,000 with a 60-month term, a 5.77% interest rate and a $33,000 monthly principal and interest payment.  The third note has a principal amount of $3,000,000 with a 4.25% interest rate and a $50,000 principal payment due monthly over 60 months.  These loans are secured by four aircraft with a net book value totaling $6,142,000 at March 31, 2002.

The Company had borrowings as follows at March 31, (in thousands):

	2002	2001
Term notes	$6,003	$86
Revolving credit facility	26,998	28,149
	33,001	28,235
Current portion of notes payable	677	33
Long-term portion of notes payable	$32,324	$28,202

5.     Aircraft Leases

In February 2002, AirNet entered into operating leases for six Cessna Caravan aircraft.  The lease terms range from 3.0 years to 4.5 years and contain various cancellation privileges.  AirNet is responsible for repair and maintenance of the aircraft during the term of the lease.  Combined monthly payments on the leases total approximately $50,000.

AIRNET SYSTEMS, INC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

Except for the historical information contained in this Form 10-Q, the matters discussed, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet’s management, are forward-looking statements which involve risks and uncertainties. When used in this document, the words “anticipate”, “estimate”, “expect”, “may”, “plan”, “project” and similar expressions are intended to be among statements that identify forward-looking statements.  Such statements involve risks and uncertainties including, but not limited to, the following which could cause actual results to differ materially from any forward-looking statement:  potential regulatory changes by the Federal Aviation Administration (“FAA”), which could increase the regulation of AirNet’s business, or the Federal Reserve, which could change the competitive environment of transporting canceled checks; adverse weather conditions; potential changes in locally and federally mandated security requirements; changes in check processing and shipment patterns of bank customers; the acceptance of AirNet’s time-critical service offerings by targeted Express customers; technological advances and increases in the use of electronic funds transfers; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  AirNet undertakes no responsibility to update for changes related to these or any other factors that may hereafter occur.  Please refer to Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for additional detail relating to risk factors that could affect AirNet’s results and cause those results to differ materially from those expressed in forward-looking statements.

Results of Operations

Three months ended March 31, 2002 compared to three months ended March 31, 2001

Total net revenues were $35.5 million for the three months ended March 31, 2002, an increase of $1.2 million, or 3.4%, over the same period of 2001.

Net revenues from Bank services decreased $1.0 million, or 4.0%.  Rate increases implemented in January 2002 averaging approximately 2.2% were more than offset by one less flying day in the 2002 quarter and a 1.0% decrease in shipment volumes from the first quarter of 2001.  Management believes that the sharp decline in interest rates during the past year combined with additional cost control initiatives by bank customers impacted overall shipment volumes in the first quarter of 2002.

Express service net revenues increased $1.4 million, or 17.8%. Revenue from the Mercury Business Services product line decreased 2.5% to $2.1 million in the first quarter 2002. Excluding the Mercury product line, Express service shipments rose 4.0% for first quarter 2002, while net revenue per shipment increased 20.0%, partly due to a 5% rate increase in February 2002.  General weakness in the national economy influenced overall growth rates in Express services.  However, Medical and Air Courier shipments achieved solid sales gains during the most recent quarter compared to last year with revenues from these product lines increasing 63.1% and 63.0%, respectively.

First quarter 2002 revenue for Aviation services, which includes on-demand charters to meet specific cargo shipping requirements and passenger charters, more than doubled to $1.1 million in the first quarter of 2002, versus $0.4 million a year ago.  Approximately $0.9 million of the first quarter 2002 revenue was derived from passenger charters as AirNet continues to expand its charter fleet, which now includes three Lear 35s and two Lear 60s, one of which is managed by the Company.

Total costs and expenses were $33.3 million for the three months ended March 31, 2002, an increase of $1.6 million, or 5.2%, over the same period in 2001, resulting in income from operations of $2.2 million for the three months ended March 31, 2002, compared to $2.7 million for the same period of 2001.

Increases in expenses were primarily driven by an increase in the fleet size and the expansion of a weekend air system.  The fleet size has increased from 119 aircraft at March 31, 2001 to 132 at March 31, 2002, and includes the addition of two new aircraft types:  the Cessna Caravan and the passenger Lear 60.  AirNet added 35 flight personnel over the past year to complete our previously understaffed flight department and to support new passenger charter operations. Crew training expenses more than doubled from their level a year ago due to the addition of personnel and the introduction of new aircraft types into the fleet.  Despite lower fuel prices in the first quarter of 2002 compared to a year ago, overall fuel expense increased $0.4 million.  The increase is partly due to a 5.1% increase in operating hours and the fact that rising prices during the quarter were not offset by the Companys fuel surcharge program due to timing differences between market prices and the index used for determining surcharge amounts.  Maintenance costs were also up due to the additional flight hours.  Depreciation expense also increased $0.8 million due to the addition of aircraft.  The cost of additional flight hours added for the expanded weekend system, which began mid-quarter, were offset by a reduction in commercial freight costs (i.e. costs incurred to transport shipments on the commercial airlines) and a reduction in ground costs, as the Company continues its migration to a more variable ground cost structure. Aircraft lease expense totaled $0.2 million in the first quarter 2002 due to the addition of six leased Cessna Caravans to the fleet to support the expanded weekend and the weekday systems.

Selling, general and administrative expense increased slightly over the same quarter in the prior year.  Under Statements of Financial Accounting Standards No. 141, Business Combinations, effective for business combinations initiated after June 30, 2001, and No. 142, Goodwill and Other Intangible Assets, AirNet has eliminated amortization of goodwill, effective January 1, 2002.  The first quarter 2002 effect of this change reduced amortization by $87,000 (or $53,000, net of tax.)  This decrease was offset by an increase in payroll primarily attributed to the completion of staffing the regional support and sales staffs.

Total debt outstanding was $33.0 million at March 31, 2002 compared to $25.5 million at March 31, 2001.  The increase of $7.5 million is primarily due to the repurchase of common shares from AirNet’s Founder and former Chairman in 2001 and the purchase of additional aircraft during the period to provide additional capacity.  Despite the increase in debt outstanding, interest expense decreased $0.1 million due to lower interest rates on the variable portion of the Company’s revolving credit facility.

Liquidity and Capital Resources

Cash flow from operating activities.  Net cash provided by operating activities was $2.1 million for the three months ended March 31, 2002, compared to $2.9 million for the same period in 2001.

Current credit arrangements.  AirNet maintains a credit agreement with a bank that provides a $50.0 million unsecured revolving credit facility, which is scheduled to expire on August 1, 2003. The credit agreement limits the availability of funds to designated percentages of accounts receivable, inventory and the wholesale value of aircraft and equipment.  In addition, the credit agreement requires the maintenance of minimum net worth and cash flow levels, imposes limits on payments of dividends to 50% of net income and restricts the amount of additional debt which may be incurred.  AirNet’s outstanding balance on the credit facility at March 31, 2002 was $27.0 million, which is a $1.1 million increase over the balance at December 31, 2001.  The increase is primarily due to the acquisition of an aircraft during the quarter.

During first quarter 2002, AirNet entered into three term loans with banks totaling $6.0 million.  Interest rates range from 4.25% to 5.77%.  The loans are secured by four aircraft.

Investing activities.  Capital expenditures totaled $5.2 million for the three months ended March 31, 2002 compared to $4.8 million for the same period in 2001.  Of the 2002 expenditures, $2.1 million was for the purchase of an aircraft.  Substantially all of the remaining 2002 expenditures were for aircraft inspections, major engine overhauls and related flight equipment.  AirNet anticipates it will have between $25.0 million and $26.0  million in total capital expenditures in 2002.  AirNet anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers.  AirNet will also continue to consider whether future asset acquisitions should be purchased or leased.

AirNet announced a stock repurchase program in February 2000 allowing AirNet to purchase up to $3.0 million of its common shares.  There was no repurchase activity in the first quarter ending March 31, 2002.  As such, purchases of approximately $0.6 million of the Company’s common shares may still be made over time in the open market or through privately negotiated transactions.  Such future purchases would be considered based on current market conditions and the stock price.

AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

Seasonality and Variability in Quarterly Results

AirNet’s operations historically have been somewhat seasonal and somewhat dependent on the number of banking holidays falling during the week.  Because financial institutions are currently AirNet’s principal customers, AirNet’s air system is scheduled primarily around the needs of financial institution customers.  When financial institutions are closed, there is no need for AirNet to operate a full system.  AirNet’s fiscal quarter ending December 31 is often the most impacted by bank holidays (including Thanksgiving and Christmas) recognized by its primary customers.  When these holidays fall on Monday through Thursday, AirNet’s revenue and net income are adversely affected. AirNet’s annual results fluctuate as well.

Operating results are also affected by the weather.  AirNet generally experiences higher maintenance costs during its fiscal quarter ending March 31.  Winter weather often requires additional costs for de-icing, hangar rental and other aircraft services.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Inflation and Interest Rates

AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business.  AirNet’s primary market risk exposure relates to interest rate risk.  At March 31, 2002, AirNet had a $27.0 million outstanding balance on our revolving credit facility, of which $17.0 million is subject to market rate changes in interest.  This facility bears interest at AirNet’s option of a fixed rate determined by the Eurodollar rate, a negotiated rate or a floating rate.  Assuming borrowing levels at March 31, 2002, a one hundred basis point change in interest rates would impact net interest expense by approximately $170,000 per year.

In 1999, AirNet entered into two interest rate swap agreements with a bank as a hedge against the interest rate risk associated with borrowings under the revolving credit facility.  The swap agreements each have a notional amount of $5.0 million and effectively locked in a portion of AirNet’s variable rate revolving credit liability at fixed rates of 6.3% and 6.5% plus a margin based on AirNet’s funded debt ratio.  Each swap agreement has a three-year term.  In February 2002, AirNet entered into a third interest rate swap agreement with a bank with a notional amount of $3.0 million and a fixed rate of 4.25% plus a margin based on AirNet’s funded debt ratio.  At March 31, 2002, the aggregate fair value of these interest rate swaps was approximately ($191,000).

Fuel Surcharge

AirNet has historically maintained a fuel surcharge/rebate program for its Bank customers.  Under this program, as the OPIS-CMH (Ohio Price Information Service - Columbus, Ohio Station) price of jet fuel exceeds $0.75 per gallon, customers are surcharged.  In turn, if the OPIS-CMH price falls below $0.60 per gallon, the same customers receive a rebate.  During 2001 and through January 2002, AirNet’s Express customers paid a 4% temporary fuel surcharge on most revenue under a separate program.  In February 2002, AirNet rescinded its 4% fuel surcharge on Express services and implemented a surcharge program using the OPIS index.  When the index exceeds $0.75 per gallon, Express customers will also be surcharged.

AIRNET SYSTEMS, INC.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings involving AirNet other than routine litigation incidental to its business.  In the opinion of AirNet’s management, these proceedings should not, individually or in the aggregate, have a material adverse effect on AirNet’s results of operations or financial condition.

Item 2.	Changes in Securities and Use of Proceeds. Not Applicable

Item 3.	Defaults Upon Senior Securities. Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5.	Other Information. Not Applicable

Item 6.	Exhibits and Reports on Form 8-K.

(a)           Exhibits (filed herewith):

Exhibit No.	Description

4.1	Promissory Note among Key Equipment Finance, a Division of Key Corporation Capital, Inc. and AirNet Systems, Inc., dated January 29, 2002.

4.2	Security Agreement among Key Equipment Finance, a Division of Key Corporation Capital, Inc. and AirNet Systems, Inc., dated January 29, 2002.

4.3	Amendment No. 1 to Security Agreement among Key Equipment Finance, a Division of Key Corporation Capital, Inc. and AirNet Systems, Inc., dated January 24, 2002.

4.4	Promissory Note among Key Equipment Finance, a Division of Key Corporation Capital, Inc. and AirNet Systems, Inc., dated January 29, 2002.

4.5	Security Agreement among Key Equipment Finance, a Division of Key Corporation Capital Inc. and AirNet Systems, Inc., dated January 29, 2002.

4.6	Amendment No. 1 to Security Agreement among Key Equipment Finance, a Division of Key Corporation Capital, Inc. and AirNet Systems, Inc., dated January 24, 2002.

4.7	Term Loan Agreement among Bank One, NA, the Lenders and AirNet Systems, Inc., dated February 19, 2002.

4.8	Aircraft Security Agreement among Bank One, NA, the Lenders and AirNet Systems, Inc., dated February 19, 2002.

4.9	Term Note among Bank One, NA, and AirNet Systems, Inc., dated February 19, 2002.

(b)           Reports on Form 8-K:

No reports on Form 8-K were filed during the three months ended March 31, 2002.

AIRNET SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2002	By:	/s/ William R. Sumser
William R. Sumser,
Chief Financial Officer
(Duly Authorized Officer)
(Principal Financial Officer)