Form 10-Q
period 2002-06-30
AIRNET SYSTEMS INC
filed 2002-08-14
CIK 1011696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Outstanding as of August 5, 2002 – 10,143,486

AIRNET SYSTEMS, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED JUNE 30, 2002

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except per share data	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$983	$377
Accounts receivable, less allowances	18,637	16,803
Inventory and spare parts	8,962	6,704
Taxes receivable	—	4
Deferred taxes	729	729
Deposits and prepaids	1,766	1,703
Total current assets	31,077	26,320

Net property and equipment	107,518	98,872
Other assets:
Goodwill, net of accumulated amortization	7,080	7,080
Other intangibles, net of accumulated amortization	41	56

Other	772	751
Total assets	$146,488	$133,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,601	$4,521
Salaries and related liabilities	4,135	4,849
Accrued expenses	3,307	2,137
Taxes payable	381	—
Current portion of notes payable	1,371	33
Total current liabilities	13,795	11,540

Other liabilities	155	326
Notes payable, less current portion	36,992	28,202
Deferred tax liability	14,132	14,065

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,753 shares issued at June 30, 2002 and at December 31, 2001	128	128
Additional paid-in-capital	77,315	77,440
Retained earnings	29,906	27,656
Accumulated other comprehensive loss	(89)	(194)
Treasury shares, 2,616 and 2,629 shares held at cost at June 30, 2002 and December 31, 2001, respectively	(25,846)	(26,084)
Total shareholders’ equity	81,414	78,946

Total liabilities and shareholders’ equity	$146,488	$133,079

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

In thousands, except per share data	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

NET REVENUES
Air transportation, net of excise tax
Bank services	$25,771	$26,972	$50,523	$52,755
Express services	10,447	8,032	20,075	16,205
Aviation services and other operations	1,207	354	2,307	720
Total net revenues	37,425	35,358	72,905	69,680

COSTS AND EXPENSES
Air transportation
Wages and benefits	5,616	4,608	10,757	9,659
Aircraft fuel	4,145	3,171	7,594	6,235
Aircraft maintenance	3,267	3,145	6,131	5,874
Contracted air costs	3,355	4,090	6,969	8,018
Ground courier	5,915	5,456	11,739	11,465
Depreciation	4,360	3,715	8,710	7,243
Other	3,577	2,815	6,908	5,449
Selling, general and administrative	4,982	5,621	9,661	10,294
Total costs and expenses	35,217	32,621	68,469	64,237
Income from operations	2,208	2,737	4,436	5,443
Impairment on investment		1,744		1,744
Interest expense	392	392	747	866
Income before income taxes	1,816	601	3,689	2,833
Provision for income taxes	708	955	1,438	1,867

Net income (loss)	$1,108	$(354)	$2,251	$966

Net income (loss) per common share - basic and assuming dilution	$0.11	$(0.03)	$0.22	$0.09

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

In thousands	Six Months Ended June 30,
	2002	2001

Operating activities:
Net income	$2,251	$966
Non-cash charge for investment impairment		1,744
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,710	7,243
Amortization of intangibles	14	265
Provision for losses on accounts receivable	192	209
Gain (loss) on disposition of assets	(19)	27
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(2,026)	(463)
Inventory and spare parts	(2,258)	(837)
Prepaid expenses	(63)	55
Accounts payable	81	1,723
Accrued expenses	1,170	72
Taxes payable	381	282
Salaries and related liabilities	(714)	1,320
Other, net	(17)	(235)
Net cash provided by operating activities	7,702	12,371

Investing activities:
Purchases of property and equipment	(17,636)	(9,180)
Proceeds from sales of property and equipment	299	209
Net cash used in investing activities	(17,337)	(8,971)

Financing activities:
Proceeds from Incentive Stock Plan programs	72	32
Net borrowings (repayments) under the revolving credit facility	4,350	(2,700)
Net borrowings (repayments) of long-term debt	5,778	(16)
Purchase of treasury shares	41	0
Net cash provided by (used in) financing activities	10,241	(2,684)

Net increase in cash	606	716
Cash and cash equivalents at beginning of period	377	1,118
Cash and cash equivalents at end of period	$983	$1,834

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

AirNet Systems, Inc. and its subsidiaries (“AirNet” or the “Company”) operate a fully integrated national air transportation network which provides delivery service of time-critical shipments for customers in the U.S. banking industry and other industries requiring the express delivery of packages.  AirNet also offers passenger charter services from various locations throughout the United States as well as retail aviation fuel sales and related ground services for customers at its Columbus, Ohio facility.

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of interim periods.  Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in those financial statements and accompanying notes thereto.  Actual results could differ from those estimates.

2.             Goodwill

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, effective for business combinations initiated after June 30, 2001, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with SFAS 142.  Other intangible assets continue to be amortized over their useful lives.

The Company adopted the new standards in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 resulted in an increase in net income of approximately $86,000  ($52,000, net of tax), or less than $0.01 per share, for the three months ending June 30, 2002 and approximately $171,000 ($104,000, net of tax), or less than $.02 per share, for the six months ending June 30, 2002.

The Company has conducted the required preliminary review of its goodwill and other intangible assets in accordance with the transition provisions for adoption of SFAS 142.  Under SFAS 142, the Company is required to assess goodwill and other intangibles with indefinite lives for impairment at least annually, based on the fair value of the related reporting unit.  Based on its preliminary review, the Company concluded that potential transition impairment may exist related to the Mercury Business Services reporting unit.  The net book value of recorded goodwill related to Mercury totaled $3.1 million at December 31, 2001 and June 30, 2002.  As required by SFAS 142, management plans to complete the second phase of the transition analysis later this year and compute the ultimate amount of the non-cash impairment charge.  In accordance with the transition provisions of SFAS 142, any such charge will be reflected as a cumulative effect of a change in accounting method as of the beginning of 2002.

3.             Net Income Per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net income (loss)	$1,108	$(354)	$2,251	$966

Denominator:
Basic – weighted average shares outstanding	10,137	10,929	10,134	10,925

Diluted
Stock options – associates, officers, and directors	159	43	167	29
Adjusted weighted average shares outstanding	10,296	10,972	10,301	10,954

Net income (loss) per common share – basic and assuming dilution:	$0.11	$(0.03)	$0.22	$0.09

For the three months and six months ended June 30, 2002,  681,000 and  680,000 common shares subject to outstanding stock options were excluded from the diluted weighted average shares outstanding calculation, as the exercise price of the stock options exceeded the average fair market value of the underlying common shares for the period.

4.             Long Term Debt

During first quarter 2002, AirNet entered into three term loans with banks totaling $5,969,000.  The first note has a principal amount of  $1,249,000 with a 60-month term, a 5.77% interest rate and a $24,000 monthly principal and interest payment.  The second note has a principal amount of  $1,720,000 with a 60-month term, a 5.77% interest rate and a $33,000 monthly principal and interest payment.  The third note has a principal amount of $3,000,000 with a 4.25% interest rate and a $50,000 principal payment due monthly over 60 months.  These loans are secured by four aircraft with a net book value totaling approximately $5,951,000 at June 30, 2002.

The Company had borrowings as follows (in thousands):

	June 30, 2002	December 31, 2001
Revolving credit facility	$32,499	$28,149
Term notes	5,864	86
	38,363	28,235
Current portion of notes payable	1,371	33
Long-term portion of notes payable	$36,992	$28,202

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

AIRNET SYSTEMS, INC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

Except for the historical information contained in this Form 10-Q, the matters discussed, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet’s management, are forward-looking statements which involve risks and uncertainties. When used in this document, the words “anticipate”, “estimate”, “expect”, “may”, “plan”, “project” and similar expressions are intended to be among statements that identify forward-looking statements.  Such statements involve risks and uncertainties including, but not limited to, the following which could cause actual results to differ materially from any forward-looking statement:  potential regulatory changes by the Federal Aviation Administration (“FAA”), which could increase the regulation of AirNet’s business, or the Federal Reserve, which could change the competitive environment of transporting canceled checks; adverse weather conditions; potential changes in locally and federally mandated security requirements; increases in aviation fuel costs not fully offset by AirNet’s fuel surcharge program; changes in check processing and shipment patterns of bank customers; the acceptance of AirNet’s time-critical service offerings by targeted Express customers; technological advances and increases in the use of electronic funds transfers; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  AirNet undertakes no responsibility to update for changes related to these or any other factors that may hereafter occur.  Please refer to Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for additional details relating to risk factors that could affect AirNet’s results and cause those results to differ materially from those expressed in forward-looking statements.

Results of Operations

Three months ended June 30, 2002 compared to three months ended June 30, 2001

Total net revenues were $37.4 million for the three months ended June 30, 2002, an increase of $2.1 million, or 5.8%, over the same period of 2001.

Despite rate increases implemented in January 2002 averaging approximately 2.2%, net revenues from Bank services decreased $1.2 million, or 4.5%, due to reduced volume and pricing pressures.  Shipment weights decreased 3.9% from second quarter 2001 due to business lost toward the end of first quarter 2002.  The lost volume is partly attributable to a decline in interest rates during the past year.  The decline in interest rates impacts transportation decisions by the Company’s bank customers, as the time value of money becomes less significant.

Express service net revenues increased $2.4 million, or 30.1%, to $10.4 million.  Although shipment volumes decreased 5.6% in the Mercury Business Services product line, revenues were $2.3 million in the second quarter, which is consistent with the same quarter last year.  Excluding the Mercury product line, Express service shipments increased 20.3% compared to last year, while net revenue per shipment increased 17.3%, partly due to a 5% rate increase in February 2002.  Medical shipments achieved solid sales gains compared to last year with net revenues increasing 75.7%.

Aviation services revenue, which includes passenger charters, more than tripled to $1.2 million in the first quarter of 2002 compared to $0.4 million last year.  Approximately $0.7 million of the increase was derived from passenger charters.  AirNet operated six Learjets dedicated to passenger charter services at June 30, 2002, including two Learjet 60’s added during the quarter to support growth of the business, compared to only one Learjet dedicated to passenger charter as of June 30, 2001.

Total costs and expenses were $35.2 million for second quarter 2002 compared with $32.6 million last year, resulting in income from operations of $2.2 million for the three months ended June 30, 2002, compared to $2.7 million for the same period of 2001.

Second quarter 2002 wages and benefits increased $1.0 million, or 21.9% over the same period in 2001.  AirNet had 36 more pilots at the end of second quarter 2002 than on the same date last year due to growth in charter services, the addition of the weekend program for the check delivery business in the first quarter of 2002 and previously vacant positions that have been filled in the past year.  There was also additional operations staff in this year’s second quarter to support growth in the Express business and the weekend program for the check delivery business.

Fuel expense increased $1.0 million over the same quarter in the prior year. Approximately $0.6 million of the increase was the result of lower benefits from fuel surcharges.  The Company is currently evaluating its surcharge program to ensure surcharges are aligned with cost fluctuations. The remaining portion of the increase was primarily due to a 10.6% increase in operating hours flown.  The 3.9% increase in maintenance costs is also primarily due to the increase in operating hours flown.

Depreciation expense and aircraft lease expense increased $0.6 million and $0.2 million, respectively, over 2001 due to the addition of aircraft to the fleet.  Fleet size has increased from 117 aircraft at June 30, 2001 to 128 at June 30, 2002 including the six Learjets dedicated to passenger charter services.  AirNet’s fleet strategy is to have appropriate aircraft to respond to growth and achieve improved operating performance.  Twelve Cessna Caravan aircraft have been purchased or leased over the past twelve months, including one purchased and a second one leased during second quarter 2002.  The Caravans have substantially more capacity and lower overall operating costs than twin engine Aerostar aircraft.  The remaining eight Aerostars were sold during second quarter 2002.

Second quarter 2002 contracted air costs, which includes the cost of subcontracted routes, backup charters and commercial freight costs, decreased $0.7 million, or 18.0%, over the same period in 2001 largely due to decreased dependency on outside providers as a result of adding aircraft and pilots.  Ground costs increased $0.5 million, or 8.4%, over the same period last year reflecting the increase in Express services volume.

During the second quarter 2001, AirNet recorded a $1.0 million charge for the retirement package of its Founder and then Chairman.  Excluding this charge, selling, general and administrative expense increased $0.3 million in second quarter 2002 over the same quarter in the prior year largely due to an increase in payroll primarily attributed to the completion of staffing of the regional support and sales staffs.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, AirNet has eliminated amortization of goodwill, effective January 1, 2002.  The effect of this change on the second quarter 2002 was a reduction of amortization expense of approximately $86,000 (or $52,000, net of tax.)

During the second quarter of 2001, AirNet’s wholly owned subsidiary, Float Control, Inc., reported a $1.7 million impairment on investment charge related to its investment in the Check Exchange System Co. (CHEXS).  The $1.7 million charge included approximately $0.3 million of goodwill and was primarily the result of the loss of a significant customer.

Total debt outstanding was $38.4 million at June 30, 2002 compared to $20.0 million at June 30, 2001.  The increase of $18.4 million is primarily due to the repurchase of common shares from AirNet’s Founder and former Chairman in 2001 and the purchase of additional aircraft during the current period to provide additional capacity.  Despite the increase in debt outstanding, second quarter 2002 interest expense was consistent with the same period in 2001, due to lower interest rates on the variable portion of the Company’s revolving credit facility.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

Total net revenues were $72.9 million for the six months ended June 30, 2002, an increase of $3.2 million, or 4.6%, over the same period of 2001.

Net revenues from Bank services decreased $2.2 million, or 4.2%, to $50.5 million due to a 4.9% reduction in volume, slightly offset by an average 2.2% rate increase effective in January 2002.  The lost volume is partly attributable to one less full flying day in the first half of 2002 than in the first half of 2001 as well as the decline in interest rates during the past year.  The decline in interest rates impacts transportation decisions by the Company’s bank customers, as the time value of money becomes less significant.

Express service net revenues increased $3.9 million, or 23.9%, to $20.1 million.  Although shipment volumes decreased 2.3% in the Mercury Business Services product line, revenues were $4.4 million for the first half of both years.  Excluding the Mercury product line, Express service shipments increased 11.9% compared to last year, while net revenue per shipment increased 18.6%, partly due to a 5% rate increase in February 2002.  Medical shipments achieved solid sales gains compared to last year with revenues increasing 71.6%.

Aviation services revenue more than tripled to $2.3 million in the first six months of 2002 compared to $0.7 for the same period in 2001 primarily due to the development of the passenger charter services which began operations in April 2001.

Total costs and expenses were $68.5 million for the six months ended June 30, 2002, an increase of $4.2 million, or 6.5%, over the same period in 2001, resulting in income from operations of $4.4 million for the six months ended June 30, 2002, compared to $5.4 million for the same period of 2001.

Wages and benefits for the six months increased $1.1 million, or 11.4%, over the same period in 2001.  AirNet had 36 more pilots at the end of second quarter 2002 than on the same date last year due to growth in charter services, the addition of the weekend program for the check delivery business in the first quarter of 2002 and previously vacant positions that have been filled in the past year.  There was also additional operations staff in the first half of 2002 to support growth in the Express business and the weekend program for the check delivery business.

Fuel expense increased $1.4 million over the prior year due to a 7.9% increase in operating hours flown and lower benefits from fuel surcharges.  Depreciation expense and aircraft lease expense for the six months ended June 30, 2002 increased $1.5 million and $0.4 million, respectively, over the same period last year due to the addition of aircraft to the fleet.  Contracted air costs decreased $1.0 million, or 13.1%, due to decreased dependency on outside providers as a result of adding aircraft and pilots.  Ground costs increased $0.3 million, or 2.4%, over the same period last year due to the increase in Express services volume.

During the second quarter 2001, AirNet recorded a $1.0 million charge for the retirement package of its Founder and then Chairman.  Excluding this charge, selling, general and administrative expense for the six months ended June 30, 2002 increased $0.3 million over the same period last year largely due to an increase in payroll primarily attributed to the completion of staffing of the regional support and sales staffs.  In accordance with SFAS 142, AirNet has eliminated amortization of goodwill, effective January 1, 2002.  For the six months ended June 30, 2002, the effect of this change reduced amortization expense by approximately $171,000 (or $104,000 net of tax.)

During the second quarter of 2001, AirNet’s wholly owned subsidiary, Float Control, Inc., reported a $1.7 million impairment on investment charge related to its investment in CHEXS.  The $1.7 million charge included approximately $0.3 million of goodwill and was primarily the result of the loss of a significant customer.

Total debt outstanding was $38.4 million at June 30, 2002 compared to $20.0 million at June 30, 2001.  The increase of $18.4 million is primarily due to the repurchase of common shares from AirNet’s Founder and former Chairman in 2001 and the purchase of additional aircraft during the current period to provide additional capacity.  Despite the increase in debt outstanding, interest expense decreased $0.1 million due to lower interest rates on the variable portion of the Company’s revolving credit facility.

Liquidity and Capital Resources

Cash flow from operating activities.  Net cash provided by operating activities was $7.7 million for the six months ended June 30, 2002, compared to $12.4 million for the same period in 2001.

Current credit arrangements.  AirNet maintains a credit agreement with a bank that provides a $50.0 million unsecured revolving credit facility, which is scheduled to expire on August 1, 2003. The credit agreement requires the maintenance of minimum net worth and cash flow levels, imposes limits on payments of dividends to 50% of net income and restricts the amount of additional debt which may be incurred.  AirNet’s outstanding balance on the credit facility at June 30, 2002 was $32.5 million, which is a $4.4 million increase over the balance at December 31, 2001.  The increase is primarily due to the acquisition of aircraft during the quarter.

During first quarter 2002, AirNet entered into three term loans with banks totaling $6.0 million.  The first note has a principal amount of  $1,249,000 with a 60-month term, a 5 .77% interest rate and a $24,000 monthly principal and interest payment.  The second note has a principal amount of  $1,720,000 with a 60-month term, a 5.77% interest rate and a $33,000 monthly principal and interest payment.  The third note has a principal amount of $3,000,000 with a 4.25% interest rate and a $50,000 principal payment due monthly over 60 months.  These loans are secured by four aircraft.

Investing activities.  Capital expenditures totaled $17.6 million for the six months ended June 30, 2002 compared to $9.2 million for the same period in 2001.  Of the 2002 expenditures, $9.8 million was for the purchase of aircraft.  Substantially all of the remaining 2002 expenditures were for aircraft inspections, major engine overhauls and related flight equipment.  AirNet anticipates it will have between $27.0 million and $28.0  million in total capital expenditures in 2002.  AirNet anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers.  AirNet will also continue to consider whether future asset acquisitions should be purchased or leased.

AirNet announced a stock repurchase program in February 2000 allowing AirNet to purchase up to $3.0 million of its common shares.  There was no repurchase activity in the first half of 2002.  As such, purchases of approximately $0.6 million of the Company’s common shares may still be made over time in the open market or through privately negotiated transactions.  Such future purchases would be considered based on current market conditions and the stock price.

AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings.

Seasonality and Variability in Quarterly Results

AirNet’s operations historically have been somewhat seasonal and somewhat dependent on the number of banking holidays falling during the week.  Because financial institutions are currently AirNet’s principal customers, AirNet’s air system is scheduled primarily around the needs of financial institution customers.  When financial institutions are closed, there is no need for AirNet to operate a full system.  AirNet’s fiscal quarter ending December 31 is often the most impacted by bank holidays (including Thanksgiving and Christmas) recognized by its primary customers.  When these holidays fall on Monday through Thursday, AirNet’s revenue and net income are adversely affected. AirNet’s annual results fluctuate as well based on when holidays fall during the week over the course of the year.

Operating results are also affected by the weather.  AirNet generally experiences higher maintenance costs during its fiscal quarter ending March 31.  Winter weather often requires additional costs for de-icing, hangar rental and other aircraft services.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Inflation and Interest Rates

AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business.  AirNet’s primary market risk exposure relates to interest rate risk.  At June 30, 2002, AirNet had a $32.5 million outstanding balance on our revolving credit facility, of which $22.5 million is subject to market rate changes in interest.  This facility bears interest at AirNet’s option of a fixed rate determined by the Eurodollar rate, a negotiated rate or a floating rate.  Assuming borrowing levels at June 30, 2002, a one hundred basis point change in interest rates would impact net interest expense by approximately $225,000 per year.

In 1999, AirNet entered into two interest rate swap agreements with a bank as a hedge against the interest rate risk associated with borrowings under the revolving credit facility.  The swap agreements each have a notional amount of $5.0 million and effectively locked in a portion of AirNet’s variable rate revolving credit liability at fixed rates of 6.3% and 6.5% plus a margin based on AirNet’s funded debt ratio.  Each swap agreement has a three-year term.  In February 2002, AirNet entered into a third interest rate swap agreement with a bank with a notional amount of $3.0 million and a fixed rate of 4.25% plus a margin based on AirNet’s funded debt ratio.  At June 30, 2002, the aggregate fair value of these three interest rate swaps was approximately ($155,000).

Fuel Surcharge

AirNet has historically maintained a fuel surcharge/rebate program for its Bank customers.  Under this program, as the OPIS-CMH (Ohio Price Information Service – Columbus, Ohio Station) price of jet fuel exceeds $0.75 per gallon, customers are surcharged.  In turn, if the OPIS-CMH price falls below $0.60 per gallon, the same customers receive a rebate.  During 2001 and through January 2002, AirNet’s Express customers paid a 4% temporary fuel surcharge on most revenue under a separate program.  In February 2002, AirNet rescinded its 4% fuel surcharge on Express services and implemented a surcharge program using the OPIS index.

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

(a)    The Annual Meeting of Shareholders (the “Annual Meeting”) of AirNet Systems, Inc. was held on May 9, 2002.  The number of common shares of AirNet Systems, Inc. outstanding and entitled to vote at the Annual Meeting was 10,132,238.  The number of common shares represented in person or by proxy at the Annual Meeting was 8,985,544.

	(b)	Directors elected at the Annual Meeting:

		Joel E. Biggerstaff
		For:	8,966,768
		Withheld:	18,776	Broker non-vote:	-0-

		Roger D. Blackwell
		For:	8,953,809
		Withheld:	31,735	Broker non-vote:	-0-

		Russell M. Gertmenian
		For:	8,967,709
		Withheld:	17,835	Broker non-vote:	-0-

		David P. Lauer
		For:	8,959,909
		Withheld:	25,635	Broker non-vote:	-0-

		James E. Riddle
		For:	8,959,909
		Withheld:	25,735	Broker non-vote:	-0-

	(c)	See Item 4(b) for voting results for directors.

	(d)	Not applicable.

Item 5.	Other Information. Not Applicable

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits (filed herewith):

	Exhibit No.	Description
	99.1	Certification Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

	99.2	Certification Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

(b)	Reports on Form 8-K:
No reports on Form 8-K were filed during the three months ended June 30, 2002.

AIRNET SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 12, 2002	By:	/s/ William R. Sumser
William R. Sumser,
Chief Financial Officer
(Duly Authorized Officer)
(Principal Financial Officer)

AIRNET SYSTEMS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
99.1	Certification Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)*

99.2	Certification Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)*

*Filed herewith.