Form 10-Q
period 2002-09-30
AIRNET SYSTEMS INC
filed 2002-11-13
CIK 1011696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Shares, $.01 Par Value, Outstanding as of November 12, 2002 – 10,153,955

AIRNET SYSTEMS, INC.

FORM 10-Q FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,302	$377
Accounts receivable, less allowances	19,248	16,803
Inventory and spare parts	7,782	6,704
Taxes receivable	—	4
Deferred taxes	729	729
Deposits and prepaids	4,052	1,703
Total current assets	36,113	26,320

Net property and equipment	110,756	98,872
Other assets:
Goodwill, net of accumulated amortization	7,080	7,080
Other intangibles, net of accumulated amortization	38	56
Other	957	751
Total assets	$154,944	$133,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,304	$6,135
Salaries and related liabilities	4,012	4,849
Accrued expenses	310	523
Taxes payable	1,206	—
Current portion of notes payable	5,178	33
Total current liabilities	19,010	11,540
Other liabilities	105	326
Notes payable, less current portion	38,741	28,202
Deferred tax liability	14,157	14,065

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,753 shares issued at September 30, 2002 and at December 31, 2001	128	128
Additional paid-in-capital	77,278	77,440
Retained earnings	31,347	27,656
Accumulated other comprehensive loss	(64)	(194)
Treasury shares, 2,610 and 2,629 shares held at cost at September 30, 2002 and December 31, 2001, respectively	(25,758)	(26,084)
Total shareholders’ equity	82,931	78,946

Total liabilities and shareholders’ equity	$154,944	$133,079

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

In thousands, except per share data	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

NET REVENUES
Air transportation, net of excise tax
Bank services	$25,793	$26,646	$76,316	$79,402
Express services	11,353	8,137	31,428	24,342
Aviation services and other operations	1,394	544	3,701	1,264
Total net revenues	38,540	35,327	111,445	105,008

COSTS AND EXPENSES
Wages and benefits	5,805	4,823	16,562	14,481
Aircraft fuel	4,142	3,314	11,736	9,549
Aircraft maintenance	2,899	2,600	9,029	8,475
Contracted air costs	3,355	4,003	10,340	12,022
Ground courier	6,447	5,537	18,151	17,002
Depreciation	4,393	3,557	13,103	10,799
Other	3,388	2,845	10,296	8,294
Selling, general and administrative	5,272	4,668	14,953	14,963
Total costs and expenses	35,701	31,347	104,170	95,585
Income from operations	2,839	3,980	7,275	9,423
Impairment on investment	—	—	—	1,744
Interest expense	477	438	1,224	1,304
Income before income taxes	2,362	3,542	6,051	6,375
Provision for income taxes	921	1,441	2,359	3,308

Net income	$1,441	$2,101	$3,692	$3,067

Net income per common share - basic and assuming dilution	$0.14	$0.20	$0.36	$0.29

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

In thousands	Nine Months Ended September 30,
	2002	2001

Operating activities:
Net income	$3,692	$3,067
Non-cash charge for investment impairment	—	1,744
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	13,103	10,799
Amortization of intangibles	17	397
Provision for losses on accounts receivable	302	374
Gain on disposition of assets	79	40
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(2,748)	(3,109)
Inventory and spare parts	(1,078)	(831)
Prepaid expenses	(2,349)	(210)
Accounts payable	2,170	378
Accrued expenses	(213)	606
Taxes payable	1,210	1,704
Salaries and related liabilities	(838)	1,523
Other, net	(204)	(239)
Net cash provided by operating activities	13,143	16,243

Investing activities:
Purchases of property and equipment	(25,402)	(13,772)
Proceeds from sales of property and equipment	336	274
Net cash used in investing activities	(25,066)	(13,498)

Financing activities:
Proceeds from Incentive Stock Plan programs	163	83
Net borrowings under the revolving credit facility	10,397	4,549
Net borrowings (repayments) of long-term debt	5,288	(24)
Purchase of treasury shares	—	(4,983)
Net cash provided by (used in) financing activities	15,848	(375)

Net increase in cash	3,925	2,370
Cash and cash equivalents at beginning of period	377	1,118

Cash and cash equivalents at end of period	$4,302	$3,488

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of interim periods.  Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in those financial statements and accompanying notes thereto.  Actual results could differ from those estimates.

Certain 2001 balances have been reclassified to conform with the 2002 presentation.

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

The Company adopted the new standards in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 resulted in an increase in net income of approximately $86,000  ($52,000, net of tax), or less than $0.01 per share, for the three months ending September 30, 2002 and approximately $257,000 ($156,000, net of tax), or less than $.02 per share, for the nine months ending September 30, 2002.

The Company has conducted the required preliminary review of its goodwill and other intangible assets in accordance with the transition provisions for adoption of SFAS 142.  Under SFAS 142, the Company is required to assess goodwill and other intangibles with indefinite lives for impairment at least annually, based on the fair value of the related reporting unit.  Based on its preliminary review, the Company concluded that potential transition impairment may exist related to the Mercury Business Services reporting unit.  The net book value of recorded goodwill related to Mercury totaled $3.1 million at December 31, 2001 and September 30, 2002.  As required by SFAS 142, management plans to complete the second phase of the transition analysis later this year and compute the ultimate amount of the non-cash impairment charge.  In accordance with the transition provisions of SFAS 142, any such charge will be reflected as a cumulative effect of a change in accounting method as of the beginning of 2002.

3.             Net Income Per Share

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator:
Net income	$1,441	$2,101	$3,692	$3,067

Denominator:
Basic – weighted average shares outstanding	10,143	10,341	10,137	10,728

Diluted
Stock options – associates, officers, and directors	78	98	142	48
Adjusted weighted average shares outstanding	10,221	10,439	10,279	10,776

Net income per common share – basic and assuming dilution:	$0.14	$0.20	$0.36	$0.29

For the three months and nine months ended September 30, 2002,  733,000 and  732,000 common shares subject to outstanding stock options were excluded from the diluted weighted average shares outstanding calculation, as the exercise price of the stock options exceeded the average fair market value of the underlying common shares for the period.

4.      Long-Term Debt

The Company had borrowings as follows (in thousands):

	September 30, 2002	December 31, 2001
Revolving credit facility	$18,545	$28,149
Term notes	25,374	86
	43,919	28,235
Current portion of notes payable	5,178	33
Long-term portion of notes payable	$38,741	$28,202

During first quarter 2002, AirNet entered into three term loans with banks totaling $5,969,000.  The first note has a principal amount of  $1,249,000 with a 60-month term, a 5.77% interest rate and a $24,000 monthly principal and interest payment.  The second note has a principal amount of  $1,720,000 with a 60-month term, a 5.77% interest rate and a $33,000 monthly principal and interest payment.  The third note has a principal amount of $3,000,000 with a floating interest rate based upon LIBOR (London Interbank Offered Rate) and a $50,000 principal payment due monthly over 60 months.  Four aircraft secure these loans, with a net book value totaling approximately $6,227,000 at September 30, 2002.

In September 2002, the Company replaced its credit agreement.  The new credit agreement provides the Company with a three-year $35,000,000 unsecured revolving credit facility and a five-year $20,000,000 term loan.  The revolving credit facility is scheduled to expire on September 30, 2005.  The term loan requires twenty consecutive quarterly installments, each in the amount of $1,000,000, commencing on the last day of December 2002 and continuing on the last day of each third month thereafter through September 30, 2007.  The agreement bears interest at the Company’s option of a fixed rate based upon LIBOR plus a margin determined by the Company’s leverage ratio as defined in the agreement, or a floating rate based on the greater of the prime rate and the sum of .5% plus the federal funds rate in effect from time to time.  The new agreement requires the maintenance of certain minimum tangible net worth and cash flow levels, imposes certain limitations on capital expenditures and the sale of assets, and restricts the amount of additional debt.

The prior credit agreement remained in effect as of September 30, 2002, although there was no outstanding debt, pending the transfer of a letter of credit.  The credit agreement requires the maintenance of minimum net worth and cash flow levels, imposes limits on payments of dividends to 50% of net income and restricts the amount of additional debt which may be incurred.

5.      Aircraft Leases

In February 2002, AirNet entered into operating leases for six Cessna Caravan aircraft.  The lease terms range from 3.0 years to 4.5 years and contain various cancellation privileges.  AirNet is responsible for repair and maintenance of the aircraft during the term of the leases.  Combined monthly lease payments total approximately $50,000.

6.      Commitments

In August 2002, AirNet entered into a commitment to purchase a Learjet 35 no later than February 5, 2003 at a purchase price of approximately $1.5 million.  The Company intends to fund the purchase with bank debt.

7.      Comprehensive Income

Comprehensive income is comprised of net income of the Company and the change in the fair value of interest rate swap agreements, net of income taxes.  Comprehensive income for the nine months ended September 30, 2002 and 2001 was $3,821,000 and $2,912,000, respectively.  Comprehensive income for the three months ended September 30, 2002 and 2001 was $1,466,000 and $2,040,000 respectively.

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

Results of Operations

Three months ended September 30, 2002 compared to three months ended September 30, 2001

Total net revenues were $38.5 million for the three months ended September 30, 2002, an increase of $3.2 million, or 9.1%, over the same period of 2001.

Net revenues from Bank services decreased $0.9 million, or 3.2%, compared to the same quarter last year.  Weekday shipment volume was down 7.2% per flying day compared to third quarter 2001.  Approximately $0.7 million of the relative loss in volume is attributable to additional volume transported during the days immediately following the September 11th tragedies last year. The relative loss in volume is also partly attributable to a decline in interest rates during the past year which impacts transportation decisions by the Company’s bank customers, as the time value of money becomes less significant.  The decrease in weekday shipment volume was partially offset by one more flying day in the 2002 quarter, an 8.1% increase in weekend shipment volume, rate increases implemented in January 2002 averaging approximately 2.2%, and the implementation of a 2.3% security surcharge in September.

Express services net revenue increased $3.2 million to $11.4 million, compared to $8.1 million for the third quarter of 2001.  Revenue from Mercury Business Services (“Mercury”) was $2.2 million in the third quarter compared with $2.0 million last year, largely due to a relative loss in volume in the days immediately following the September 11th tragedies last year. Excluding Mercury, Express services net revenue increased 50.0% compared to last year, partly due to a 5% rate increase in February 2002.  Revenue from customers in the medical industry achieved solid sales gains compared to last year with net revenues increasing $2.6 million, or 93.4%.  Approximately

$0.6 million of the increase was a result of new customers utilizing AirNet’s transportation services to deliver cord blood to cryogenic facilities.

Aviation services revenue increased $0.9 million to $1.4 million, compared to $0.5 million for the third quarter last year, as a result of increased passenger charters.  AirNet operated seven Learjets dedicated to passenger charter services at September 30, 2002, compared to only one Learjet dedicated to passenger charter as of September 30, 2001.

Total costs and expenses were $35.7 million for third quarter 2002 compared with $31.3 million last year, resulting in income from operations of $2.8 million for the three months ended September 30, 2002, compared to $4.0 million for the same period of 2001.

Third quarter 2002 wages and benefits increased $1.0 million, or 20.4%, over the same period in 2001.  AirNet had, on average, 26 more pilots in the third quarter of 2002 when compared to the same quarter last year.  Pilots were added to alleviate prior year shortages, which began to ease after September 11th, and to support the addition of the weekend program for the check delivery business in the first quarter of 2002 and growth in passenger charter services.  There was also additional operations staff in this year’s third quarter to support growth in the Express business.

Aircraft fuel expense increased $0.8 million, or 25.0%, over the same quarter in the prior year due to a 16.8% increase in flight hours and increased fuel prices which were not fully offset by the Company’s fuel surcharge programs.  The bank fuel surcharge rate was increased in August 2002 to help offset timing differences between market prices and the index used for determining surcharge amounts.  During 2001 and through January 2002, AirNet’s Express customers paid a 4% temporary fuel surcharge on most revenue under a separate program.  In February 2002, AirNet rescinded its 4% fuel surcharge on Express services and implemented a surcharge program using the OPIS-CMH index.

Aircraft maintenance expense increased $0.3 million, or 11.5%, over the same quarter in the prior year due to more aircraft and increased flight hours.  The U.S. Federal Aviation Administration issued an order in August 2002, temporarily grounding certain Chieftan aircraft, in response to recent incidents involving the plane’s crankshaft experienced by other owners.  Eight of the Company’s eighteen Chieftans continue to be grounded pending resolution of this matter.

Third quarter 2002 contracted air costs decreased $0.6 million, or 16.2%, over the same period in 2001 largely due to decreased dependency on outside providers as a result of adding aircraft and pilots to staff certain routes as well as the cancellation of some subleased routes. Ground courier costs increased $0.9 million, or 16.4%, over the same period last year reflecting the increase in Express services volume.

Depreciation expense increased $0.8 million over the same quarter in the prior year due to the purchase of aircraft.  Since September 30, 2001 AirNet has purchased five Cessna Caravans and two Learjets, at a combined cost of $10.1 million, to replace ten twin-engine piston aircraft.  Three Learjets dedicated to passenger charter services were also purchased during that twelve-month period at a combined cost of $10.8 million.

Other expense increased $0.5 million over the same quarter in the prior year largely as a result of a $0.3 million increase in aircraft lease expense, a $0.1 million increase in aircraft insurance and a $0.1 million increase in rent expense.  To further enhance performance capabilities and implement more weekend flights, AirNet began leasing six Cessna Caravans in February 2002 and, beginning in April 2002, the Company began leasing another Cessna Caravan on a month-to-month basis.  To support the growth in passenger charter services, the Company began leasing a Learjet 60 in June 2002 and a Learjet 35 in September 2002.  Aircraft insurance increased as the result of a premium increase in August and the addition of aircraft to the fleet.  Additional and expanded regional offices and security related costs experienced at several airport locations contributed to the increase in rent expense.

Selling, general and administrative expense increased $0.6 million, or 13.0%, in third quarter 2002 over the same quarter in the prior year largely due to an increase in payroll expense.  The payroll increase is largely due to an increase in administrative personnel as the result of the completion of staffing of the regional support and sales staffs and information technology personnel.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, AirNet has eliminated amortization of goodwill, effective January 1, 2002.  The effect of this change on the third quarter 2002 was a reduction of amortization expense of approximately $86,000 (or $52,000, net of tax.)

Total debt outstanding was $43.9 million at September 30, 2002 compared to $27.2 million at September 30, 2001.  The increase of $16.7 million is primarily due to the purchase of additional aircraft.  Despite the increase in debt outstanding, third quarter 2002 interest expense was not significantly higher than the same period in 2001, due to lower interest rates on the variable portion of the Company’s revolving credit facility.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Total net revenues were $111.4 million for the nine months ended September 30, 2002, an increase of $6.4 million, or 6.1%, over the same period of 2001.

Net revenues from Bank services decreased $3.1 million, or 3.9%, to $76.3 million.  Weekday shipment volume was down 5.3% per flying day compared to last year.  A portion of the relative lost volume is attributable to additional volume transported during the days immediately following the September 11th tragedies last year. The lost volume is also partly attributable to a decline in interest rates during the past year which impacts transportation decisions by the Company’s bank customers, as the time value of money becomes less significant.  The decrease in weekday shipment volume was partially offset by a 14.5% increase in weekend shipment volume, rate increases implemented in January 2002 averaging approximately 2.2%, and the implementation of a 2.3% security surcharge in September.

Express service net revenues increased $7.1 million, or 29.1%, to $31.4 million, compared to $24.3 million last year.  Revenue from Mercury was $6.6 million compared with $6.5 million last year.  Excluding Mercury, Express services revenue increased 38.7% compared to last year, partly due to a 5% rate increase in February 2002 and an increase in the security surcharge in August 2002.  Revenue from customers in the medical industry achieved solid sales gains compared to last year with revenues increasing 75.6% partially as a result of new customers utilizing AirNet’s transportation services to deliver cord blood to cryogenic facilities beginning in May of this year.

Aviation services revenue was $3.7 million for the nine months ended September 30, 2002, an increase of $2.4 million over the same period of 2001, primarily due to the addition of passenger charter services which began operations in April 2001.

Total costs and expenses were $104.2 million for the nine months ended September 30, 2002, an increase of $8.6 million, or 9.0%, over the same period in 2001, resulting in income from operations of $7.3 million for the nine months ended September 30, 2002, compared to $9.4 million for the same period of 2001.

Wages and benefits for the nine months increased $2.1 million, or 14.4%, over the same period in 2001.  AirNet had, on average, 29 more pilots during the nine months ended September 30, 2002 when compared to the same period last year, due to growth in passenger charter services, the addition of the weekend program for the check delivery business in the first quarter of 2002 and previously vacant positions that have been filled in the past year.  Operations staff was also added in 2002 to support growth in the Express business and the weekend program for the check delivery business.

Fuel expense increased $2.2 million, or 22.9%, over the prior year due to a 10.8% increase in operating hours flown and increased fuel prices which were not fully offset by the Company’s fuel surcharge programs.  The bank fuel surcharge rate was increased in August 2002 to help offset timing differences between market prices and the index used for determining surcharge amounts.  During 2001 and through January 2002, AirNet’s Express customers paid a 4% temporary fuel surcharge on most revenue under a separate program.  In February 2002, AirNet rescinded its 4% fuel surcharge on Express services and implemented a surcharge program using the OPIS-CMH index.

Aircraft maintenance expense increased $0.6 million, or 6.5%, over the prior year due to more aircraft and increased flight hours.  Contracted air costs decreased $1.7 million, or 14.0%, from the prior year due to decreased dependency on outside providers as a result of adding aircraft and pilots.  Ground courier costs increased $1.1 million, or 6.8%, over the prior year reflecting the increase in Express services volume.

Depreciation expense for the nine months ended September 30, 2002 increased $2.3 million over the same period last year due to the purchase of aircraft.  Since September 30, 2001 AirNet has purchased five Cessna Caravans and two Learjets, at a combined cost of $10.1 million, to replace ten twin-engine piston aircraft.  Three Learjets dedicated to passenger charter services were also purchased during that twelve-month period at a combined cost of $10.8 million.

Aircraft lease expense increased $0.6 million due to leasing seven Cessna Caravans to support the weekend program for the check delivery business and two Learjets to support the growth in passenger charter services.  The Company entered into an agreement to manage a Learjet in February 2002, which resulted in costs of $0.2 million in 2002.  Aircraft insurance increased $0.3 million as the result of the addition of aircraft to the fleet and premium increases in August.  Rent expense increased $0.2 million due to additional and expanded regional offices and security related costs experienced at several airport locations.

During the second quarter 2001, AirNet recorded a $1.0 million charge for the retirement package of its Founder and then Chairman.  Excluding this charge, selling, general and administrative expense for the nine months ended September 30, 2002 increased $1.0 million over the same period last year largely due to an increase in payroll primarily attributed to the completion of staffing of the regional support and sales staffs.  In accordance with SFAS 142, AirNet has eliminated amortization of goodwill, effective January 1, 2002.  For the nine months ended September 30, 2002, the effect of this change reduced amortization expense by approximately $257,000 (or $156,000 net of tax.)

During the second quarter of 2001, AirNet’s wholly-owned subsidiary, Float Control, Inc., reported a $1.7 million impairment on investment charge related to its investment in the Check Exchange System Co. (CHEXS).  The $1.7 million charge included approximately $0.3 million of goodwill and was primarily the result of the loss of a significant customer of CHEXS.

Total debt outstanding was $43.9 million at September 30, 2002 compared to $27.2 million at September 30, 2001.  The increase of $16.7 million is primarily due to the purchase of additional aircraft.  Despite the increase in debt outstanding, interest expense decreased $0.1 million due to lower interest rates on the variable portion of the Company’s revolving credit facility.

Liquidity and Capital Resources

Cash flow from operating activities.  Net cash provided by operating activities was $13.1 million for the nine months ended September 30, 2002, compared to $16.2 million for the same period in 2001.  AirNet paid $2.2 million in August 2002 to renew the Company’s aircraft insurance for a twelve-month period.  In the past, AirNet had paid the aircraft insurance premium in installments;

however, in 2002, the Company opted to pay the premium in advance to take advantage of a discount for prepayment.

Current credit arrangements.  In September 2002, the Company replaced its $50 million revolving credit agreement.  The new credit agreement provides the Company with a three-year $35 million unsecured revolving credit facility scheduled to expire on September 30, 2005 and a five-year $20.0 million unsecured term loan.  The term loan requires quarterly installments of $1.0 million.  The agreement bears interest at the Company’s option of a fixed rate based upon LIBOR plus a margin determined by the Company’s leverage ratio as defined in the agreement, or a floating rate based on the greater of the prime rate and the sum of .5% plus the federal funds rate in effect from time to time.  The new agreement requires the maintenance of certain minimum tangible net worth and cash flow levels, imposes certain limitations on capital expenditures and the sale of assets, and restricts the amount of additional debt.

During first quarter 2002, AirNet entered into two five-year term loans totaling approximately $3.0 million with fixed interest rates of 5.77%, each secured by an aircraft, and a $3.0 million term loan with a floating interest rate based upon LIBOR, secured by two aircraft.

As of September 30, 2002, there was $25.4 million of outstanding term debt and $18.5 million outstanding and $16.5 million unused and available under the line of credit.

Investing activities.  Capital expenditures totaled $25.4 million for the nine months ended September 30, 2002 compared to $13.5 million for the same period in 2001.  Of the 2002 expenditures, $11.0 million was for the purchase of four aircraft, including $6.6 million for a Learjet 60 dedicated to passenger charter services, and $13.5 million was for aircraft inspections, major engine overhauls and related flight equipment.  AirNet anticipates it will have between $28.0 million and $30.0 million in total capital expenditures in 2002, including approximately $1.2 million expended to purchase the final Cessna Caravan under the purchase agreement entered into second quarter of 2001, currently scheduled for delivery in the fourth quarter.   AirNet anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers, and has committed to purchase a Learjet 35 no later than February 5, 2003 at a purchase price of approximately $1.5 million.  AirNet will continue to consider whether future asset acquisitions should be in the form of purchases or leases.

AirNet announced a stock repurchase program in February 2000 allowing AirNet to purchase up to $3.0 million of its common shares.  As of the end of the 2001 fiscal year, $2.4 million of AirNet’s common shares had been repurchased.  There was no repurchase activity in the first nine months of 2002.  As such, purchases of approximately $0.6 million of the Company’s common shares may still be made over time in the open market or through privately negotiated transactions.  Such future purchases would be considered based on current market conditions and the stock price.

AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings in conjunction with the recently implemented credit facility.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Inflation and Interest Rates

AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business.  AirNet’s primary market risk exposure relates to interest rate risk.  At September 30, 2002, AirNet had a $38.5 million outstanding balance on our credit facility subject to market rate changes in interest.  This facility bears interest at AirNet’s option of a fixed rate determined by the Eurodollar rate or a floating rate.  Assuming borrowing levels at September 30, 2002, a one hundred basis point change in interest rates would impact net interest expense by approximately $385,000 per year.

In February 2002, AirNet entered into an interest rate swap agreement with a bank relative to a $3.0 million term loan, with a notional amount of $3.0 million and a fixed rate of 4.25% plus a margin based on AirNet’s funded debt ratio.  At September 30, 2002, the aggregate fair value of the interest rate swap was approximately ($105,000).

Fuel Surcharge

AirNet has historically maintained a fuel surcharge/rebate program for its Bank customers.  Under this program, as the OPIS-CMH (Ohio Price Information Service – Columbus, Ohio Station) price of jet fuel exceeds $0.75 per gallon, Bank customers are surcharged.  In turn, if the OPIS-CMH price falls below $0.60 per gallon, the same customers receive a rebate.  In August, AirNet increased the fuel surcharge rate to better match its cost structure with the OPIS-CMH index.

During 2001 and through January 2002, AirNet’s Express customers paid a 4% temporary fuel surcharge on most revenue under a separate program.  In February 2002, AirNet rescinded its 4% fuel surcharge on Express services and implemented a surcharge program using the OPIS-CMH index.  Under this program, as the OPIS-CMH price of jet fuel exceeds $0.80 per gallon, Express customers are surcharged.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within ninety days prior to the filing date of this quarterly report, an evaluation was performed by AirNet Systems, Inc. under the supervision and with the participation of its management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of AirNet Systems, Inc.’s disclosure controls and procedures, as contemplated by Rule13a-15 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, AirNet Systems, Inc.’s management, including the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to ensure that material information relating to AirNet Systems, Inc., including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation pursuant to Exchange Act Rule 13a-15 referred to above.

AIRNET SYSTEMS, INC.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no pending legal proceedings involving AirNet other than routine litigation incidental to its business.  In the opinion of AirNet’s management, these proceedings should not, individually or in the aggregate, have a material adverse effect on AirNet’s results of operations or financial condition.

Item 2.	Changes in Securities and Use of Proceeds. Not Applicable

Item 3.	Defaults Upon Senior Securities. Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders. Not Applicable

Item 5.	Other Information.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits (filed herewith):

		Exhibit No.	Description
		4.1	Credit Agreement among The Huntington National Bank and AirNet Systems, Inc., dated September 30, 2002

		99.1	Certification Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

		99.2	Certification Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

	(b)	Reports on Form 8-K:

No Current Reports on Form 8-K were filed during the fiscal quarter ended September 30, 2002.

AIRNET SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2002	By:	/s/ William R. Sumser
William R. Sumser,
Chief Financial Officer (Duly Authorized Officer) (Principal Financial Officer)

CERTIFICATIONS

I, Joel E. Biggerstaff, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of AirNet Systems, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the  period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 12, 2002

/s/ Joel E. Biggerstaff
Printed Name: Joel E. Biggerstaff
Title: Chairman of the Board, President and Chief Executive Officer

I, William R. Sumser, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of AirNet Systems, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the  period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 12, 2002

/s/ William R. Sumser
Printed Name: William R. Sumser
Title: Chief Financial Officer, Treasurer, Secretary and Vice President, Finance

AIRNET SYSTEMS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
4.1	Credit Agreement among The Huntington National Bank, Fifth Third Bank, Bank One, N.A. and AirNet Systems, Inc., dated September 30, 2002

99.1	Certification Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)*

99.2	Certification Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)*

*Filed herewith.