Form 10-K
period 2002-12-31
AIRNET SYSTEMS INC
filed 2003-03-26
CIK 1011696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13025

AirNet Systems, Inc.

(Exact name of registrant as specified in its charter)

An Ohio Corporation

I.R.S. Employer Identification No. 31-1458309

3939 International Gateway

Columbus, Ohio 43219

(Address of principal executive offices) (Zip Code)

614-237-9777

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

AirNet Systems, Inc. common shares, $.01 par value, are registered on the New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act ).   Yes   ☐   No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was $67,407,695.

The number of shares of the registrant’s common stock outstanding as of March 20, 2003: 10,112,317.

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 9, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1 - BUSINESS

General

AirNet Systems, Inc. is a specialty air carrier for time-sensitive deliveries, operating between 100 U.S. cities and delivering over 20,000 time-critical shipments each working day.  AirNet’s Bank service, which generates approximately 68% of AirNet’s revenues, is the leading transporter of cancelled checks and related information for the U.S. banking industry, meeting more than 2,200 daily deadlines.

AirNet’s Express service, which generates approximately 29% of AirNet’s revenues, provides specialized, high-priority delivery services.  In December 2002, AirNet was awarded a General Services Administration Federal Supply Schedule, Indefinite Delivery/Indefinite Quantity contract to provide domestic express delivery services to U.S. federal government agencies.  This contract will allow us to provide specialized, highly sensitive, and expedited transportation solutions to various governmental agencies at pre-negotiated rates.

AirNet’s Aviation services product line, which accounts for approximately 3% of AirNet’s revenues, began offering a broader array of passenger charter services in 2002. Through the use of seven passenger-configured Learjets, passenger charters are offered 24 hours per day, seven days per week. This product line also offers on-demand cargo charters, retail aviation fuel sales and related ground services to customers in Columbus, Ohio.

In addition to the seven passenger-configured Learjets, AirNet operates a fleet of 122 aircraft (33 Learjets, 15 Cessna Caravans and 74 light twin engine aircraft), that fly approximately 120,000 miles per operating night, primarily Monday through Thursday.  On-demand cargo charter services are offered 24 hours per day, seven days per week.  AirNet also provides ground pick-up and delivery services throughout the nation seven days per week, using a combination of company personnel and a network of approximately 250 vendors and independent contractors.  AirNet’s integrated air and ground network provides support for our base customers, primarily concentrated in the banking, medical and critical parts industries.  AirNet also uses commercial airlines to provide same-day delivery service for some of our Bank service and Express service customers.  Later pick-ups and earlier deliveries than those offered by other national carriers are the differentiating characteristics of AirNet’s time-critical delivery network.  AirNet uses a number of proprietary customer service and management information systems to track, sort, dispatch and control the flow of checks and small packages throughout AirNet’s delivery system.  Delivery times and selected shipment information are available on-line through the Internet.

AirNet Systems, Inc. was incorporated as a C-corporation under the laws of the State of Ohio on February 15, 1996.  AirNet’s principal executive offices are located at 3939 International Gateway, Columbus, Ohio 43219, and our telephone number is (614) 237-9777.  AirNet’s web site address is www.airnet.com (this uniform resource location (URL) is an inactive textual reference only and is not intended to incorporate our website into this report).

Business strategy

We will continue to pursue our multi-year strategy to transform AirNet into a company that maximizes utilization of its unique airline by responding to growth opportunities for our Express business, while also continuing to respond to the needs of our bank customers.  This diversification will likely require significant changes in our route structure and a greater investment in sales and marketing during the transition.

We are adapting to changes in the banking industry by reconfiguring our operational structure and its associated costs to align it with the volume and revenue changes.  We have also developed a new pricing model for our major bank customers to attract greater volumes and benefit both AirNet and our bank customers.

Our Express customers value our speed and customer service, and AirNet intends to focus on time-critical markets, and time-definite delivery markets such as medical, radioactive pharmaceutical, on-demand cargo charters and just-in-time inventories, in which our airline offers customers competitive advantages in their industries through our speed and customer service.  We believe our flexible and reliable air network and demonstrated expertise in providing time-critical deliveries to the banking industry for over 28 years positions us to provide these expanded services to the Express market.

Product lines

AirNet provides its services under 3 product lines:  Bank services, Express services and Aviation services.

Bank services

Bank services primarily consist of cancelled check delivery.  AirNet also transports items, such as proof of delivery reports and interoffice mail, for many of the same Bank customers.  AirNet has historically priced its Bank services based on the tier of service, and by the pound, on a customer-by-customer basis.  The U.S. banking industry, including commercial banks, savings banks and Federal Reserve banks, represents AirNet’s largest category of customers and accounted for approximately 68% of our revenues in 2002, 75% in 2001 and 74% in 2000. This customer list represents over 100 of the nation’s largest bank holding companies.  AirNet’s time-critical cancelled check delivery service allows our banking customers to offer competitive products and pricing.

Express services

Express revenues accounted for 29% of AirNet’s revenues in 2002, 24% in 2001 and 26% in 2000.  Within Express services, AirNet has several product offerings including Medical, Air Courier, Retail and Mercury Business Services.

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

Air courier services provide transportation solutions to forwarders, integrators and courier companies.  AirNet provides late-night services beyond most integrators’ and forwarders’ deadlines.

Retail services are provided to end consumers whose shipment needs are highly time sensitive or time definite.  Target markets include just-in-time manufacturers and critical parts suppliers.

Mercury Business Services provides nationwide overnight delivery from the Boston, Chicago and New York metropolitan areas.  Shipments are picked up by a Mercury courier, processed and then forwarded to a third party carrier to transport and deliver.  Target markets include law firms and small professional services firms in dense business districts.

Aviation services

The Aviation services product line was expanded in 2001 to increase utilization of our airline beyond historical nighttime flights and to capitalize on our aircraft maintenance expertise.  The Aviation services product line offers passenger charter services, on-demand cargo charters, and operates a fixed base operation from our Columbus, Ohio facility, offering retail aviation fuel sales and related ground services.

Delivery service offerings

AirNet provides the following types of delivery service:  ANX (transported via the AirNet airline), AMC (AirNet Mission Critical), SDX (transported via third-party carriers), ground-only and on-demand cargo charter.

ANX service

AirNet’s ANX service is designed around three sets of deadlines. Basic deadlines, which have a hub time in Columbus between 9:30 p.m. and 10:00 p.m., provide delivery service between 12:01 a.m. and 2:00 a.m. to approximately the northeastern third of the nation.  Premium deadlines, which have a hub time between 11:00 p.m. and 11:30 p.m. in Columbus and Charlotte, provide delivery service at approximately 3:00 a.m. to the eastern half of the nation.  Finally, City deadlines, which have a hub time in Columbus between 4:00 a.m. and 5:30 a.m., provide delivery service at approximately 8:00 a.m. to all cities served by the network.

Bank ANX shipments are pre-sorted by bank personnel and packaged in AirNet-supplied bags color-coded to easily identify the final destination.  ANX Express shipments are packaged in either AirNet-provided packaging or the customers’ packaging.  An ANX shipment is typically picked up by an AirNet courier and transported to the local airport where the airbill is scanned using bar code technology, and information pertaining to the shipper, receiver, airbill number and applicable deadline is captured. This data is then downloaded into AirNet’s ComCheck or AirNet Connect computer system, where it is available to AirNet’s customer service representatives (“CSRs”).

Upon arrival at AirNet’s Columbus hub or one of our mini-hubs, the shipment is off-loaded, sorted by destination and reloaded onto an aircraft. At the destination city, the shipment is off-loaded for the final time and delivered by courier to the receiver.  When delivered, the airbill is once again scanned and delivery information is downloaded into AirNet’s computer system. Delivery information for all shipments is then available on-line to the customers and CSRs.  AirNet’s customer service department is available to handle any inquiries, discrepancies or supply requests, as well as provide proof of delivery documentation, all of which are value-added features of AirNet’s service.

AMC service

AirNet Mission Critical service is available when customers require enhanced levels of special care in chain of custody, communications, or operating controls on their ANX shipments.

SDX service

AirNet’s SDX service provides cancelled check delivery services to Bank customers meeting daytime banking deadlines, and to Express customers requiring next-flight-out timing. These shipments are typically picked up by AirNet couriers and transported via commercial airlines or other integrators to destination cities where couriers accept the packages and deliver them to the destinations.

Ground only

Ground only services are provided to customers with specialized handling requirements that match AirNet’s unique delivery capabilities in select markets.

On-demand cargo charter

On-demand cargo charter services are provided to customers requiring the full use of an aircraft for dedicated deliveries.  Charters may be scheduled in advance or on an as-needed basis.

Passenger charter services

AirNet’s private charter service provides travelers a safe, fast, and convenient way to travel.  Private charter service is available 24 hours a day, 7 days a week primarily within the continental United States and neighboring countries.   In addition to serving retail customers, AirNet provides charter services through third-party charter brokers.  AirNet operates its private charter service from four locations across the country (Columbus, Dallas, Lancaster, PA and Bedford, MA).  All passenger charter pilots are Airline Transport Pilot rated – the highest Federal Aviation Administration (“FAA”) rating possible.

Operations

Airline capacity management

Capacity management is an important factor in achieving profitable growth of the company.  The airline is positioned around a flexible national route structure designed to facilitate late pick-up and early delivery times, minimize delays and simplify flight scheduling.  AirNet’s hub-and-spoke system, with a primary hub in Columbus, Ohio and several mini-hubs across the nation (Atlanta, Chicago, Charlotte, Dallas, Denver, Des Moines and New York), allows AirNet to match the varying load capacities of our aircraft with the shipment weight and volume of each destination city and to consolidate shipments at our hubs. The hubs are located primarily in less congested regional airports. These locations, in conjunction with AirNet’s off-peak departure and arrival times, provide easy take-off and landings, convenient loading and unloading, and fast refueling and maintenance.  Volume load factors by aircraft, departure city-pairs and lane segments are key contributors to profitability, as is the mix of aircraft and overall fleet utilization.  Scales and scanners have been installed in some of our customer’s facilities in order to capture weight on an end-point basis. This data allows us to create point-to-point routes on specific lane segments, where appropriate, which reduces excess capacity in the hub-and-spoke route system.

Aircraft maintenance

AirNet employs aircraft and avionics technicians in eight separate locations across the country (Columbus, Dallas, Denver, Hartford, Minneapolis, New Orleans, Birmingham and Philadelphia), performing all levels of maintenance from 100-hour inspections on our light twin-engine aircraft to 7,200-hour/12-year inspections on our fleet of Learjets.  AirNet has an in-house engine shop at the Columbus facility where some of the piston engines are overhauled on-site, thereby reducing aircraft downtime and controlling costs.  AirNet also performs avionics troubleshooting and repair at the Columbus facility to provide for maximum efficiency and minimum aircraft downtime for the fleet.

Flight operations

AirNet’s flight operations are headquartered in Columbus, Ohio.  AirNet utilizes an extensive screening process to evaluate potential pilots prior to hiring. These pilots meet stringent company qualifications, as well as all required Federal Aviation Administration requirements.  All new pilots must satisfactorily complete a five-week training program conducted by AirNet’s flight training staff prior to assignment of pilot duties.  This training program includes flight simulator training prior to any actual flight time in an aircraft, as well as intensive ground instruction.  Additionally, new pilots gain operating experience in a structured setting prior to assignment in order to gain a familiarity with AirNet’s route system and the unique demands of the flight environment.

AirNet’s central dispatch system ties together all components of the air operation. Departure and arrival times are continuously updated, and weather conditions throughout the nation are constantly monitored. AirNet dispatchers remain in constant contact with pilots, out-based hub managers, fuelers, maintenance technicians and ground delivery personnel to ensure that no gaps exist in the delivery process.  AirNet also uses commercial airlines, primarily to transport shipments during the daytime and weekend hours when our aircraft are operating under a limited flight schedule.  Operations personnel utilize FlightTrax, a computerized flight tracking system that allows them to track the status of every AirNet and commercial flight in the country and schedule ground pick-up and delivery personnel appropriately.

Ground operations

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

Shipments are typically picked up by a courier and delivered to the originating airport where AirNet ground support personnel load the shipments into aircraft. Upon arrival at the main hub in Columbus, Ohio, packages are off-loaded, sorted by destination and reloaded onto aircraft.  During the thirty to forty minute sort period, AirNet ground support personnel refuel the aircraft.  Fueling operations in Columbus include trained fuelers and ground support equipment, including seven fuel trucks and approximately 86,500 gallons of fuel storage capacity.  Contracted fixed base operators at local airports typically perform out-based fueling of aircraft.

Regulation

AirNet holds an air carrier certificate granted by the FAA pursuant to Part 135 of the Federal Aviation Regulations. This certificate is of unlimited duration and remains in effect so long as AirNet maintains its standards of safety and meets the operational requirements of the regulations.  The FAA’s regulatory authority relates primarily to operational aspects of air transportation, including aircraft standards and maintenance, personnel and ground facilities.

In August 2002, the FAA issued rules mandating repairs on certain Piper Navajo aircraft.  The ruling, in response to incidents experienced by other owners involving the aircraft’s crankshaft, immediately grounded the aircraft until the mandated repairs were made.  AirNet’s airline fleet currently includes two such grounded aircraft (seven as of December 31, 2002), which will remain grounded until replacement engines or repair parts become available.

The U. S. Department of Transportation (“DOT”) and Transportation Security Administration (“TSA”) have regulatory authority concerning operational and security concerns in transportation, respectively, including safety, insurance and hazardous materials.  AirNet holds various operational certificates issued by these agencies, including party status to DOT E-7060, which permits AirNet to transport specific volumes of time-critical radioactive pharmaceuticals.

AirNet is also subject to Food and Drug Administration regulation of our transportation of pharmaceuticals.

In addition to federal regulations, AirNet’s operations are subject to various state and local regulations, and in many instances, require permits and licenses from state authorities.

AirNet believes that we have all permits, approvals and licenses required to conduct our operations and that we are in compliance with applicable regulatory requirements relating to our operations including all applicable noise level regulations.  AirNet is working proactively with various local governments to minimize noise issues; however, future noise pollution regulations could require the replacement of several of our aircraft.

Seasonality

See “Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Seasonality and Variability in Quarterly Results”.

Competition

The air and ground courier industry is highly competitive.  AirNet’s primary competitor in the transportation of cancelled checks is the Federal Reserve’s Check Relay Network. The actions of the Federal Reserve are regulated by the Monetary Control Act, which requires the Federal Reserve to price its services at actual cost plus a set percentage private sector adjustment factor. AirNet believes that the purpose of the Monetary Control Act is to curtail the possibility of predatory pricing by the Federal Reserve when it competes with the private sector. No assurance beyond the remedies of law can be given that the Federal Reserve will comply with the Monetary Control Act.

In the private sector, there are a large number of smaller, regional carriers that transport cancelled checks, none with a significant interstate market share. The two largest private sector air couriers, Federal Express Corporation (“FedEx”) and United Parcel Service (“UPS”), both carry cancelled checks where the deadlines being pursued fit into their existing system, but this has not represented a significant market share of this industry market to date. AirNet provides customized service for our customer base, often with later pick-ups and earlier deliveries than the large, national couriers provide.  Both FedEx and UPS utilize AirNet’s transportation network for certain situations where they require customized service.

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

In the passenger charter business, AirNet competes with other owner/operators of small business jets and charter brokers.  We believe our nationwide network of maintenance and related support facilities provides added flexibility in deploying and servicing the passenger charter aircraft fleet to meet customer demands.

Environmental matters

AirNet believes that compliance with applicable laws and regulations governing environmental matters have not had, and are not expected to have, a material effect on AirNet’s capital expenditures, operations or competitive position.

Employees

As of December 31, 2002 AirNet employed 1,045 persons.  AirNet’s employees are not represented by any union or covered by any collective bargaining agreement.  AirNet has experienced no work stoppages and believes that our relationship with employees is good.

ITEM 2 - PROPERTIES

Operating facilities

AirNet owns its corporate and operational headquarters at 3939 International Gateway in Columbus, Ohio.  The complex has 80,000 square feet and sits on land owned by the Port Authority of Columbus.  AirNet has a 25-year land lease with the Port Authority, which expires on December 31, 2009 and contains a 20-year renewal option.  AirNet’s headquarters is currently used for operations, training, aircraft maintenance, vehicle maintenance and general and administrative functions.

AirNet leases additional space at 4700 East Fifth Avenue, also located on Port Authority of Columbus land.  The space is used for administrative support personnel.

AirNet operates at approximately 40 additional locations throughout the country. These locations, which are leased from unrelated third parties, generally include office space and/or a section of the lessor’s hangar or ramp.

Fleet

Cargo-airline aircraft

The following table shows information about our cargo-airline aircraft fleet as of December 31, 2002:

Aircraft Type	Owned	Leased	Payload(1)	Range(2)	Speed(3)

Learjets, Model 35/35A	30		3,800	1,700	440

Learjets, Model 25	4		3,000	1,000	440

Cessna Caravans	7	7	3,400	825	170

Piper Navajo(4)	18		1,500	800	170

Beech Baron	40		1,000	800	170

Cessna 310	16		900	800	170

Total	115	7

(1)          Maximum payload in pounds for a one-hour flight plus required fuel reserves.

(2)          Maximum range in nautical miles, assuming zero wind, full fuel and maximum payload.

(3)          Maximum speed in knots, assuming maximum payload

(4)          Includes aircraft grounded until replacement engines or repair parts become available (seven as of December  31, 2002).

An inventory of spare engines and parts is maintained for each aircraft type.

The Learjet 35 is among the fastest, most reliable and most fuel-efficient small jet aircraft available in the world and meets all Stage Three noise requirements currently being implemented across the country.  The Learjet 25 is a smaller jet aircraft with slightly smaller payload and range capabilities.  The Learjet 25 is not Stage Three compliant and likely will be phased out of scheduled operations in 2003.

The Cessna Caravan Super Cargomaster aircraft is a turbo-prop aircraft that travels at a similar speed to the Piper Aerostar aircraft previously in the fleet, but with over four times the payload of the Aerostar.

The Piper Navajo, Beech Baron and Cessna 310 are twin-engine piston aircraft.

Passenger charter aircraft

The following table shows information about our passenger charter aircraft fleet as of December 31, 2002:

Aircraft Type	Owned	Leased or Managed	Seating(1)	Range(2)	Speed(3)

Learjets, Model 35A	3	1	8	1,700	440
Learjets, Model 60(4)	1	2	8	2,300	440
Total	4	3

(1)          Maximum number of persons

(2)          Maximum range in nautical miles, assuming zero wind, full fuel and full payload.

(3)          Maximum speed in knots, assuming full payload

(4)          Includes one aircraft operated under a management agreement

An inventory of parts is maintained for each type of Learjet.

The Learjet 60 is a midsize business jet with transcontinental range and meets all Stage Three noise requirements.

Vehicles

AirNet operates a fleet of approximately 125 ground transportation vehicles.   Vehicles range in size from passenger cars to full sized vans.  AirNet also rents lightweight trucks for certain weekend ground routes.  In 2001, AirNet entered into a leasing agreement with a third party provider and began replacing owned vehicles with leased vehicles, as replacement became necessary.  AirNet leased 81 vehicles as of December 31, 2002 and intends to lease all ground transportation vehicles as replacement becomes necessary.

ITEM 3 - LEGAL PROCEEDINGS

There are no pending legal proceedings involving AirNet other than routine litigation incidental to our business. In the opinion of AirNet’s management, these proceedings should not, individually or in the aggregate, have a material adverse effect on AirNet’s results of operations or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

Executive officers of the registrant

The following table identifies the executive officers of AirNet as of March 20, 2003.  The executive officers serve at the pleasure of the Board of Directors and in the case of Messrs. Biggerstaff, Sumser and Harris pursuant to employment agreements.

Name	Age	Positions

Joel E. Biggerstaff	46	Chairman of the Board, Chief Executive Officer and President
William R. Sumser	47	Chief Financial Officer, Treasurer, Secretary and Vice President, Finance
Jeffery B. Harris	43	Senior Vice President, Sales
Craig A. Leach	46	Vice President, Information Systems
Stephen K. Lister	43	Vice President, Airline Operations
Wynn D. Peterson	39	Vice President, Corporate Development
Kendall W. Wright	55	Vice President, Operations

Joel E. Biggerstaff has served as AirNet’s Chairman of the Board since August 2001, Chief Executive Officer since April 2000, and as President and Chief Operating Officer since August 1999.  Prior to joining AirNet, Mr. Biggerstaff served as President of the Southern Region of Corporate Express Delivery Systems, a national expedited distribution service, from February 1998 through July 1999.  From September 1996 through February 1998, Mr. Biggerstaff provided transportation consulting services and prior to September 1996, he held various positions within Ryder System, Inc., including Regional Vice President and General Manager.

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

Craig A. Leach has served as Vice President, Information Systems since January 2000.  Mr. Leach established AirNet’s Information Systems Department in 1985 and was named Director of Information Systems in 1996.

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

Kendall W. Wright has served as Vice President, Operations since 2001.  He served as Vice President, Sales from 1988 through 2000.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common shares of AirNet Systems, Inc. trade on the New York Stock Exchange under the symbol “ANS”.  The table below sets forth the high and low sales prices of the common shares reported for the periods indicated.

	2002		2001
Quarter ended	High	Low	High	Low
March 31	$11.05	$7.50	$4.60	$3.69
June 30	10.45	7.50	6.85	4.35
September 30	8.92	4.38	8.00	5.00
December 31	6.13	4.05	8.24	5.60

AirNet has not paid any dividends on our common shares and does not intend to pay any dividends in the foreseeable future.  AirNet anticipates using future earnings to finance operations and future growth and development.

On March 20, 2003, there were approximately 2,000 holders of AirNet common shares, based upon the number of holders of record and the number of individual participants in certain security position listings.

ITEM 6 - SELECTED FINANCIAL DATA

Statement of Operations Data

(in thousands, except per share data)	Years Ended December 31,
	2002	2001	2000	1999	1998
Net Revenues
Bank services	$101,023	$104,778	$100,070	$98,950	$93,206
Express services	42,529	33,870	34,465	28,773	18,607
Aviation services	5,360	1,850	754	975	1,943
Total net revenues	148,912	140,498	135,289	128,698	113,756

Costs and Expenses
Operating expenses	121,202	107,713	104,587	97,866	83,648
Selling, general, and administrative (Note 1)	20,434	19,376	16,203	17,775	13,855
Total costs and expenses	141,636	127,089	120,790	115,641	97,503

Income from operations	7,276	13,409	14,499	13,057	16,253

Acquisition termination charge (Note 2)	—	—	—	—	5,570
Impairment on investment (Note 3)	—	1,744	—	—	—
Interest expense	1,649	1,668	2,283	2,477	1,336

Income before income taxes	5,627	9,997	12,216	10,580	9,347

Income tax expense, net	2,256	4,803	4,961	4,308	3,711

Income before cumulative effect of accounting change	3,371	5,194	7,255	6,272	5,636

Cumulative effect of accounting change, net of tax (Note 4)	(1,868)	—	—	(2,488)	—

Net income	$1,503	$5,194	$7,255	$3,784	$5,636

Income per common share -basic and diluted
Income before cumulative effect of accounting change	$0.33	$0.49	$0.66	$0.55	$0.46
Cumulative effect of accounting change, net of tax	(0.18)	—	—	(0.22)	—
Net income	$0.15	$0.49	$0.66	$0.33	$0.46

Balance Sheet Data

(in thousands)

Total assets	$147,703	$133,079	$122,533	$127,281	$127,129
Total debt	41,794	28,235	22,719	33,948	35,506
Shareholders’ equity	80,796	78,946	78,845	73,751	69,674

Note 1                  2001 includes a $1.0 million non-recurring charge related to the retirement agreement of Gerald G. Mercer (see Note 7 to the Consolidated Financial Statements included in Item 8.)

Note 2                  Represents costs incurred as a result of the termination of a planned acquisition of Q International Courier, Inc. (“Quick”).  The agreement was terminated in June 1998, resulting in a $2.4 million charge related to costs incurred during merger negotiations and a $3.2 million charge related to the settlement of a lawsuit filed by Quick.

Note 3                  Represents 2001 non-recurring charge related to the impairment of AirNet’s investment in the Check Exchange System Company partnership (see Note 1 to the Consolidated Financial Statements includedin Item 8.)

Note 4                  See Notes 1 and 2 to the Consolidated Financial Statements included in Item 8 related to the 2002 charge related to the impairment of goodwill in accordance with the adoption of SFAS 142.  In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP)  No. 98-5, Reporting on the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred.  Prior to July 1, 1998, AirNet capitalized start-up costs associated with its premium products line of business.  Effective July 1, 1998, AirNet ceased capitalizing such costs and began amortizing the previously capitalized costs over five years.  The company adopted the provisions of the SOP in its financial statements as of January 1, 1999 which resulted in the write-off of unamortized start-up costs at that time.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

The continued weakness in the economy, as well as the increasing pressures on our bank revenues, require that we challenge the traditional bank airline as we know it today.  As we seek to balance our short and long term needs, we are taking steps to increase sales and profitable Express growth. We must adapt our fleet and aircraft mix to meet the demands of our growing Express business while continuing to meet those of the changing bank environment.  We introduced the Caravan and eliminated the Aerostar from our fleet and, barring new route requirements, have targeted additional piston aircraft and our Learjet 25’s to be eliminated in 2003.  We are reviewing our ground costs for efficiencies and cost reductions, and will continue this review in 2003.  The security surcharge and modified fuel surcharge both had positive impacts during the fourth quarter of 2002, and those programs will continue in 2003.  The changes in our regional structure, increased marketing efforts and adaptation of our fleet are all critical to achieving our long term goals, but will impact our short term profits.

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies, of AirNet. This discussion should be read in conjunction with the accompanying audited financial statements, which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

Results of Operations

Net Revenues

2002 compared to 2001

Net revenue was $148.9 million in 2002 versus $140.5 million in 2001, an increase of $8.4 million, or 6.0%.  Positive trends continued during 2002 regarding revenue growth in Express services and Aviation services, as reflected in their contribution to AirNet’s increase in total revenue.

Bank services revenue declined $3.8 million, or 3.6%, for the year 2002 compared to 2001.  Weekday shipment volume was down 5.7% per flying day compared to last year.  A portion of  the relative lost volume is attributable to additional volume transported during the days immediately following the September 11th tragedies last year.  The decrease in weekday shipment volume was partially offset by a 17.0% increase in weekend shipment volume, rate increases implemented in January 2002 averaging approximately 2.2%, and the implementation of a 2.3% security surcharge in September 2002.  Lower check delivery volume as a result of historically low interest rates and persistent weakness in the national economy, contributed to the reduction in revenues as did increased competitive factors and additional cost reduction initiatives by our Bank customers.

Express services revenue increased $8.7 million, or 25.6%, from 2001 to 2002, primarily due to increased shipments of radioactive pharmaceuticals and related medical products, due to increased market penetration in select markets, and as a result of new customers utilizing AirNet’s transportation services to deliver cord blood to cryogenic facilities beginning in May of 2002.  The increase is also partially attributable to a 5% rate increase in February 2002 and an increase in the security surcharge in August 2002.  Revenue increases were achieved in all delivery service categories, with significant increases achieved in on-demand cargo charter services (46.0% increase over 2001), ANX services (30.4% increase over 2001), and Ground-only services (27.8% increase over 2001).

Aviation services revenue for the twelve months ended December 31, 2002 was $5.4 million versus $1.9 million for 2001, an increase of $3.5 million.  The increase is primarily due to the addition of passenger charter services which began operations in April 2001.

2001 compared to 2000

Net revenue was $140.5 million in 2001 versus $135.3 million in 2000, an increase of $5.2 million, or 3.9%.

Net revenue from Bank services increased $4.7 million, or 4.7%, for the year 2001 compared to 2000.  This increase was primarily the result of price increases, effective in January 2001, additional volume transported in the days immediately following the September 11, 2001 tragedy, and a 6.8% increase in weekend weight shipped.

Net revenue from Express services decreased $0.6 million, or 1.7%, from 2000 to 2001.  Although revenue from charter and ANX hazmat increased $3.0 million in 2001 over 2000 levels, primarily due to increased shipments of radioactive pharmaceuticals and related medical products, the increases were offset by revenue decreases over 2000 levels from a parts fulfillment customer totaling approximately $3.0 million, primarily in the SDX services area.  Mercury Business Services revenue increased slightly over the prior year, primarily due to a 4.3% increase in shipment volume.

Aviation services revenue was $1.9 million for the year ended December 31, 2001, an increase of  $1.1 million over 2000.  This increase was primarily a result of new initiatives in the passenger and on-demand cargo charter product offering.

Operating Expenses and Income from Operations

2002 compared to 2001

Costs and expenses increased $14.5 million, or 11.4%, over prior year levels, resulting in income from operations of $7.3 million in 2002 compared to $13.4 million in 2001.  Higher depreciation and an increase in aircraft lease expense as a result of the expansion of the aircraft fleet represented $3.0 million and $1.0 million of expense increase, respectively.  The remaining expense increase is largely attributable to an 11.1% increase in hours flown.  Cargo-airline hours flown increased 9.6% in 2002 (approximately 101,000 hours versus 92,000 hours in 2001).  Passenger charter aircraft flew approximately 1,625 hours in 2002 versus approximately 250 hours in 2001.

Wages and benefits increased $3.0 million, or 15.6%, over prior year levels.  AirNet had, on average, 25 more pilots during 2002 when compared to 2001, a 12.8% increase.  The increase in pilots was largely due to the addition of pilots in passenger charter services.  Other operations staff increased 7.6% in 2002 to support the growth in Express volume.

Aircraft fuel expense increased $3.0 million, or 24.0%, over prior year.  Approximately $0.5 million of the increase is attributable to the increase in passenger charter service volume.  The remainder of the increase is due to the increase in cargo-airline hours flown and higher average fuel prices, which were not fully offset by the Company’s fuel surcharge programs.  The bank fuel surcharge program was modified in August 2002 to help offset timing differences between market prices and the index used for determining surcharge amounts.  During 2001 and through January 2002, AirNet’s Express customers paid a 4% temporary fuel surcharge on most revenue under a separate program.  In February 2002, AirNet rescinded its 4% fuel surcharge on Express services and implemented a surcharge program using the Oil Price Index Summary – Columbus, Ohio (OPIS-CMH index).

Aircraft maintenance expense increased $1.3 million, or 12.3%, over 2001 levels primarily due to the increase in hours flown.

Contracted air costs decreased $1.6 million, or 10.2%, over 2001 levels primarily due to decreased dependency on outside providers as a result of adding aircraft and pilots.

Ground courier costs increased $1.5 million, or 6.3%, over 2001 levels primarily due to a 22.6% increase in the number of Express shipments (excluding Mercury Business Services), partially offset by a 16.4% decrease in courier personnel.  The decrease in courier personnel is the result of AirNet’s strategy to better align its ground costs with shipment volumes through the use of vendors and independent contractors.

Excluding the increase in aircraft lease expense discussed above, other operating costs increased $2.2 million, or 20.0%, over 2001 levels.  The increase is largely attributable to an increase in aircraft insurance due to the expansion of the fleet and higher premiums, increased crew training costs due to the addition of pilots and new types of aircraft to the fleet, increased workers’ compensation expense due to the increase in pilots and support personnel, increased rent expense due to expanded regional offices and an increase in security related costs.

Excluding the non-recurring charge in 2001 discussed below, selling, general and administrative expenses increased $2.0 million, or 11.0%, over 2001 levels primarily due to an increase in payroll, as the result of additional staffing of the regional support and sales staffs and information technology personnel, and an increase in outside services.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, AirNet eliminated amortization of goodwill, effective January 1, 2002.  The effect of this change on 2002 results was a reduction of amortization expense of approximately $342,000 (or $207,000, net of tax).

2001 compared to 2000

In 2001, costs and expenses increased $6.3 million, or 5.2%, over 2000 levels, resulting in income from operations of $13.4 million in 2001 compared to $14.5 million in 2000.

Wages and benefits increased $1.2 million, or 6.7%, primarily due to the addition of 30 new pilots and 16 new maintenance technicians over prior year levels, as well as an increase in the payout for the company-wide incentive compensation program.

Net fuel expense increased $1.1 million primarily due to increased prices and hours flown.

Maintenance expense increased $2.1 million over 2000 levels primarily due to additional hours flown in support of the air system and added charter services.

The addition of pilots eliminated a shortage encountered in 2000 and allowed AirNet to fully staff its nightly routes and staff on-demand cargo charter aircraft.  AirNet spent $0.9 million less transporting packages on commercial airlines in 2001 primarily due to a change in the Express revenue mix, explained above, and less commercial volume during the September 11, 2001 tragedies.

Ground costs were down $2.5 million, or 9.7%, due to an 11.7% decrease in courier personnel and the change in the Express revenue mix as explained above.  The decrease in courier personnel is the result of AirNet’s strategy to better align its ground costs with shipment volumes through the use of vendors and independent contractors.

Selling, general and administrative expenses were up $3.2 million over 2000 levels, including approximately $1.5 million in increased payroll due to the establishment of our new regional structure and the addition of sales representatives.  Costs were also incurred to implement scale/scanner technologies in many of our bank customer locations.  In addition, the Board of Directors approved a retirement agreement with Gerald G. Mercer, Founder and former Chairman of AirNet.  Under the terms of the agreement, Mr. Mercer retired as Chairman and a Director effective August 3, 2001.  A non-recurring $1.0 million charge was recorded in the second quarter 2001 to cover wages and benefits associated with this agreement.

Impairment Charges

In 2002, AirNet recorded a $1.9 million, or $0.18 per diluted share, non-cash after-tax charge in accordance with its adoption of SFAS No. 142.  A review of goodwill associated with the 1998 purchase of Mercury Business Services, indicated that the $3.1 million (pretax) of remaining goodwill related to this acquisition was impaired as of January 1, 2002, and therefore an impairment charge was recorded.  Under the transition provisions of SFAS No. 142, this non-cash charge is a cumulative effect of accounting change as of January 1, 2002.

In 2001, AirNet recorded a non-recurring $1.7 million impairment charge on its investment in The Check Exchange System Company (“CHEXS”) through Float Control, Inc.  AirNet Systems, Inc. wholly owns Float Control, Inc., which holds a 19% interest in CHEXS.  Float Control accounts for its investment in CHEXS under the equity method of accounting.  During 2001, CHEXS received notice that one of its customers, who accounted for a significant portion of CHEXS’ revenue, would not renew its contract with CHEXS beyond August 2001.  As a result, the $1.7 million impairment charge on investment was recorded in the second quarter.  This charge included approximately $0.3 million of goodwill.

No impairment charges were recorded in 2000.

Interest Expense

Interest costs were $1.6 million in 2002, $1.7 million in 2001, and $2.3 million in 2000.  Decreased interest rates offset the effects of the $13.6 million increase in debt from 2001 to 2002, primarily to fund the purchase of aircraft in 2002, and the effects of the $5.5 million increase in debt from 2000 to 2001, primarily to fund the $5.0 million purchase of common stock from Mr. Mercer pursuant to his retirement agreement in 2001.

Income Taxes

AirNet recorded tax expense of $2.3 million for 2002, $4.8 million for 2001, and $5.0 million for 2000.  AirNet’s effective tax rate, excluding the effect of impairment charges, was 40.1% in 2002, 40.9% for 2001, and 40.6% for 2000.  Including the effect of the impairment in the investment in the CHEXS partnership, which is not expected to have a tax benefit, the effective tax rate for 2001 was 48.0%.

Net Income and Earnings Per Share

Income prior to the non-cash charge pursuant to SFAS No. 142 was $3.4 million, or $0.33 per diluted share, in 2002.  Net income was $1.5 million, or $0.15 per diluted share, for the year 2002 compared to $5.2 million, or $0.49 per diluted share, for the year 2001, and $7.3 million, or $0.66 per diluted share, in 2000.  Excluding the non-recurring charges associated with the CHEXS investment write-down and Gerald Mercer’s retirement agreement, 2001 net income would have been $7.5 million, or $0.71 per diluted share.

Liquidity and Capital Resources

AirNet has historically met its working capital needs with cash flows from operations.  Cash flows from operations were $17.7 million for 2002, $25.7 million for 2001, and $28.6 million for 2000.

Under the terms of Mr. Mercer’s retirement agreement, AirNet purchased 818,330 common shares from Mr. Mercer at a total cost of $5.0 million in July 2001.  This privately negotiated transaction was funded through a revolving bank credit facility and AirNet intends to hold these common shares in treasury.   Under the terms of the agreement, Mr. Mercer also had the option to sell up to $250,000 of AirNet common shares each quarter to AirNet based on then current market prices.  Mr. Mercer exercised his option and sold 52,410 AirNet common shares to AirNet at a total cost of $249,996, effective January 2, 2003.

Also under the terms of his retirement agreement, Mr. Mercer retained his rights to sell his remaining AirNet common shares to private investors at any time in accordance with applicable laws.  On or about December 26, 2002, Mr. Mercer sold an aggregate of 733,200 common shares to seven separate investors in privately negotiated transactions.  On December 24, 2002, he made a gift of 256,800 common shares to Spring Hill Camps, which sold those common shares to three separate investors, one of which also purchased common shares from Mr. Mercer, in privately negotiated transactions.  In connection with and as a condition to the investors’ consummating those transactions, AirNet granted registration rights in respect to the 990,000 common shares collectively purchased by these investors from Mr. Mercer or Spring Hill Camps.  AirNet has filed a registration statement with respect to those common shares under the Securities Act of 1933, as amended, for resale on behalf of the investors.  AirNet expects the registration statement to be declared effective shortly following the filing of this form 10-K.

In February 2000, AirNet announced a stock repurchase program allowing AirNet to purchase up to $3.0 million of its common shares.  During 2000, AirNet purchased $2.4 million in common shares funded by cash flows from operations.  There was no repurchase activity under this program in 2001 or 2002.  As such, purchases of approximately $0.6 million of the company’s common shares may still be made in the open market or through privately negotiated transactions.  Such future purchases would be considered based on current market conditions and the stock price.

Following is a summary of AirNet’s long-term capital investments (in millions):

	2002	2001	2000

Aircraft	$12.2	$13.2	$2.8
Aircraft improvements, engines and inspections	15.7	12.5	11.8
Increase in prepaid engine costs	2.3	1.3	1.0
Other	0.5	0.4	0.5
Total	$30.7	$27.4	$16.1

Costs of major aircraft inspections, overhauls and engine work are capitalized as incurred and depreciated based on hours flown.  The original costs of airframes are depreciated based on the straight-line method over the estimated useful life of the aircraft.  Aircraft maintenance costs not meeting AirNet’s capitalization requirements are expensed as incurred.  In 2002, the engines of approximately 24 (20 in 2001, and 10 in 2000) of AirNet’s Learjet 35 aircraft are covered under Manufacturer Service Plans (MSPs), in which AirNet prepays certain repair and overhaul costs.  These prepayments, which totaled approximately $7.0 million at December 31, 2002 (approximately $4.7 million and $3.4 million at December 31, 2001 and 2000, respectively), are classified in fixed assets on the balance sheet.  Amortization on these prepaid balances does not begin until services have been performed, at which time the prepaid balances are reclassified into depreciable asset categories and depreciated based on hours flown.  AirNet intends to cover all of its Lear 35 jet engines under MSP plans over the next several years as major overhauls on the non-covered engines become due.

AirNet anticipates it will spend between $20 million and $30 million in total capital expenditures in 2003.

Although AirNet has historically financed long-term capital investments through the use of internally generated cash from operations or revolving bank credit facilities, all forms of financing are considered when evaluating the resources committed for capital.  Based upon such consideration, AirNet entered into two five-year term loans in 2002 totaling approximately $3.0 million with fixed interest rates of 5.77%, each secured by an aircraft, and a $3.0 million term loan with a floating interest rate based upon LIBOR, secured by two aircraft.

On January 4, 2002, AirNet entered into operating leases for four Cessna Caravan 208 aircraft each with a lease term of three years.  On September 26, 2002 the lease terms were extended an additional year.  On January 4, 2002 AirNet also entered into operating leases for two Cessna Caravan 208B aircraft, one with a lease term of 3.5 years and one with a lease term of 4.5 years.  On April 22, 2002 AirNet entered into an operating lease for a Cessna Caravan 208B aircraft with an initial lease term of four months.  Subsequent to the initial lease term, the lease automatically extends for 30-day incremental periods unless either party gives a 30-day written notice. On June 13, 2002 AirNet entered into a cancelable operating lease for a Learjet 60 with a six-month lease term.  On August 29, 2002 AirNet entered into an operating lease for a Learjet 35.  The lease term was until February 5, 2003.  Under the terms of the lease, AirNet was unconditionally obligated to purchase the aircraft at the end of the lease, and consummated such purchase on January 31, 2003 for approximately $1.4 million.

AirNet determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity and after-tax cash flows. In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet; however, the minimum lease payments related to these leases are disclosed in Note 6 to the accompanying audited financial statements.

In September 2002, AirNet replaced its $50 million revolving credit agreement.  The new credit agreement provides AirNet with a three-year $35 million unsecured revolving credit facility and a five-year $20.0 million unsecured term loan.  The term loan requires quarterly installments of $1.0 million.  The agreement bears interest at AirNet’s option of a fixed rate based upon LIBOR plus a margin determined by our leverage ratio as defined in the agreement, or a floating rate based on the greater of the prime rate and the sum of .5% plus the federal funds rate in effect from time to time.  The new agreement requires the maintenance of certain minimum tangible net worth and cash flow levels, imposes certain limitations on capital expenditures and the sale of assets, and restricts the amount of additional debt.  As of December 31, 2002, there was $17.3 million unused and available under the credit agreement.

The following table sets forth AirNet’s contractual obligations, along with the cash payments due each period (in millions):

	Payments Due by Period
	2003	2004	2005	2006	2007	Total
Contractual Obligations:
Long-term Debt	$5.2	$5.2	$22.9	$5.3	$3.2	$41.8
Operating Leases	.9	.7	.6	.2	.1	2.5
Total Contractual Cash Obligations	$6.1	$5.9	$23.5	$5.5	$3.3	$44.3

AirNet anticipates that cash flow from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet our expected long-term needs for the operation of our business, including anticipated capital expenditures.  There were no material capital commitments at December 31, 2002 other than for the purchase of the Learjet 35 discussed above.

Seasonality and Variability in Quarterly Results

AirNet’s operations historically have been somewhat seasonal relative to holidays observed by financial institutions.  When financial institutions are closed on Monday through Thursday, AirNet’s revenue and net income are adversely affected. AirNet’s fiscal quarter ending December 31 is often the most impacted by bank holidays.

Operating results are also affected by the weather.  Winter weather often requires additional costs for de-icing, hangar rental and other aircraft services.  AirNet generally experiences higher maintenance costs during its fiscal quarter ending March 31.

Selected Quarterly Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the quarterly periods ended (in thousands, except per share data):

	Quarters Ended,
	March 31	June 30	September 30	December 31
2002
Net revenues	$35,480	$37,425	$38,540	$37,466
Income from operations	2,227	2,208	2,539	1
Income before cumulative effect of accounting change	1,143	1,108	1,441	(321)
Cumulative effect of accounting change	(1,868)	—	—	—
Net income (loss) – Note 1	(725)	1,108	1,441	(321)
Per share – basic and diluted:
Income before cumulative effect of accounting change	$.11	$.11	$.14	$(.03)
Cumulative effect of accounting change	$(.18)	—	—	—
Net income (loss) – Note 1	$(.07)	$.11	$.14	$(.03)

2001
Net revenues	$34,322	$35,358	$35,327	$35,490
Income from operations	2,706	2,737	3,980	3,986
Net income (loss) – Note 2	1,320	(354)	2,101	2,127
Net income (loss) per share – basic and diluted – Note 2	$.12	$(.03)	$.20	$.21

Note 1 – The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets in 2002.  In accordance with the transition provisions of this Statement during the fourth quarter of 2002, the Company recorded the cumulative effect of the accounting change effective January 1, 2002.  Therefore, the unaudited quarterly results of operations for the three months ended March 31, 2002 have been restated as follows:

Net earnings as previously reported	$1,143
Cumulative effect of accounting change, net of tax	(1,868)
Net earnings (loss) as restated	$(725)

Earnings per share (basic and diluted)
Net earnings as previously reported	$.11
Cumulative effect of accounting change, net of tax	(.18)
Net earnings (loss) as restated	$(.07)

Note 2 – Includes effects of second quarter non-recurring charges totaling $2.3 million, net of tax, related to $1.7 million impairment in CHEXS investment and $1.0 million charge related to Gerald G. Mercer’s retirement agreement (see Notes 1 and 7 to the Consolidated Financial Statements in Item 8, respectively.) A $0.4 million tax benefit was recognized on the Mercer agreement and no tax benefit was recognized on the investment impairment.  Excluding the effects of the two charges, income for the second quarter totaled $2.0 million (or $0.18 per diluted share).

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the estimates; however, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

The policies and estimates discussed below include the financial statement elements that are either the most judgmental or involve the selection or application of alternative accounting policies, and are material to our financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent auditors.

Allowance for Uncollectible Accounts Receivable

Like many companies, we experience some credit loss on our trade accounts receivable. Historically, our credit losses from bad debts have not fluctuated materially because our credit management processes have been effective. We also recognize billing adjustments to revenue and accounts receivable for certain discounts, money back service guarantees and billing corrections.

Estimates for credit losses and billing adjustments are regularly updated based on historical experience of bad debts, adjustments processed, and current collections trends. Allowances for these future adjustments aggregated $0.9 million at December 31, 2002 and $0.7 million at December 31, 2001.  We consider the sensitivity and subjectivity of these estimates to be moderate, as changes in economic conditions and pricing arrangements can significantly affect the estimates used to determine the allowances.

Major Aircraft Maintenance

Costs of major aircraft inspections, overhauls and engine work are capitalized as incurred and depreciated based on hours flown.  The original costs of airframes are depreciated based on the straight-line method over the estimated useful life of the aircraft.  Aircraft maintenance costs not meeting AirNet’s capitalization requirements are expensed as incurred.  The engines of approximately 24 of AirNet’s 33 Learjet 35 aircraft are covered under Manufacturer Service Plans (MSPs), in which AirNet prepays certain repair and overhaul costs.  These prepayments, which totaled $7.0 million and $4.7 million at December 31, 2002 and 2001, respectively, are classified in fixed assets on the balance sheet.  Amortization on these prepaid balances does not begin until services have been performed, at which time the prepaid balances are reclassified into depreciable asset categories and depreciated based on hours flown.  AirNet intends to cover all of its Lear 35 jet engines under MSP plans over the next several years as major overhauls on the non-covered engines become due.

Self-insurance accruals

We are self-insured up to certain limits for costs associated with workers’ compensation claims and benefits paid under employee health care programs. At December 31, 2002 we had total self-insurance accruals reflected in our balance sheet of approximately $1.7 million ($1.1 million at December 31, 2001).

The measurement of these costs requires the consideration of historical loss experience and judgments about the present and expected levels of cost per claim.  We account for these costs primarily through measurement of claims outstanding and projected payments.  We believe our recorded obligations for these expenses are consistently measured on a conservative basis; however, changes in health costs, accident frequency and severity, and other factors can materially affect the estimates for these liabilities.

Incentive Compensation Plans

AirNet maintains a company-wide incentive compensation plan with payouts tied to the achievement of quarterly company earnings goals and personal/departmental goals.  Bonuses are calculated as a percent of base pay, depending on participation levels, which vary between management and staff levels.

We accrue for costs related to the company earnings portion of the plan based on actual quarterly results.  At December 31, 2002, no accrual existed for this portion of the plan, as the quarterly targets were not met.  At December 31, 2001, we recorded a $0.2 million accrual for company earnings-related goals met during the year.

We accrue for costs related to the personal/departmental goals portion of the plan based on estimated achievement rates of set goals applied to individuals’ base pay rates.  Payouts may be made quarterly or annually, depending on the nature of the goals.  At December 31, 2002, a $0.6 million accrual was recorded for the personal/departmental goals portion of the plan.  In 2001, all personal/departmental goals were paid annually, resulting in a $1.0 million accrual at December 31, 2001.

Income Taxes

AirNet accounts for income taxes under the liability method pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  Under the liability method, deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Impairment of goodwill and other intangibles

New accounting standards adopted in 2002 require that we cease all goodwill amortization and review intangibles, including goodwill, for impairment on an annual basis. As previously indicated, the adoption of these new rules resulted in a transition impairment of our recorded goodwill of $3.1 million ($1.9 million net of related deferred tax asset) in 2002. The annual evaluation of goodwill impairment requires the use of estimates about the future cash flows to determine estimated fair value. Changes in forecasted operations and changes in discount rates can materially affect these estimates. However, once an impairment of goodwill has been recorded, it cannot be reversed.

Forward-looking statements

The information included or incorporated by reference in this Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including those identified by the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “plan,” “project” and similar expressions.  These forward-looking statements reflect management’s expectations and are based upon currently available data; however, actual results are subject to future events and uncertainties, which could cause actual results to differ from those projected in these statements.  The following factors, in addition to those included in the disclosure under the heading “Risk Factors” below, could cause actual results to differ materially from those expressed in forward looking statements:

•                       potential regulatory changes by the FAA, which could increase the regulation of AirNet’s business, or the Federal Reserve, which could change the competitive environment of transporting canceled checks;

•                       adverse weather conditions;

•                       potential changes in locally and federally mandated security requirements;

•                       increases in aviation fuel costs not fully offset by AirNet’s fuel surcharge program;

•                       changes in check processing and shipment patterns of bank customers;

•                       acts of war and terrorist activities;

•                       the impact of a prolonged weakening U. S. economy on time-critical shipment volumes;

•                       the acceptance of AirNet’s time-critical service offerings within targeted Express markets;

•                       technological advances and increases in the use of electronic funds transfers; and

•                       other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations.

All forward-looking statements are expressly qualified in their entirety by these cautionary statements.  We assume no obligation or duty to update any of the forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K except to the extent required by law.

Risk Factors

Competition from other providers of express air and ground delivery services may adversely affect our results of operations and financial condition.

AirNet’s Bank services division competes primarily against the Federal Reserve’s Check Relay Network, which has significantly greater financial and other resources than AirNet.  The Federal Reserve is regulated by the Monetary Control

Act of 1980, which in general requires that the Federal Reserve price its services on an actual cost basis plus a set percentage private sector market adjustment factor.  Failure by the Federal Reserve to comply with the Monetary Control Act by pricing its services below the required rates could have an adverse competitive impact on AirNet.  In addition, the Monetary Control Act may be amended, modified or repealed, or new legislation affecting AirNet’s business may be enacted. The market for express air and ground delivery service is highly competitive.   Although major participants in the next-day and second-day air delivery market (such as UPS and FedEx) have also entered the business of same day and early morning delivery, they have not had a material adverse effect on AirNet’s business to date.  However, the efforts of these competitors could have a material adverse effect on AirNet in the future.

Technological changes in the check clearance and national payment systems may adversely affect the demand for AirNet’s Bank services from the financial services industry.

Some analysts have predicted that the increased use of electronic funds transfers will lead to a “checkless society,” which could adversely affect the demand for AirNet’s Bank services to the financial services industry.  In addition, some financial services industry analysts have predicted the development of various forms of imaging technology that could reduce or eliminate the need for prompt delivery of cancelled checks.  Similarly, technological advances in the nature of “electronic mail” and “telefax” have affected the demand for on-call delivery services by Express services customers.  While none of these technological advances has had a significant adverse impact on AirNet’s business to date, these or similar technologies, or other regulatory or technological changes in the check clearance and national payment systems, could have an adverse affect on AirNet’s business in the future.

The passage of the Check Clearing Act of the 21st Century or similar legislation could have a significant adverse effect on AirNet’s revenues derived from check delivery services.

The Check Clearing Act of the 21st Century (the “Check 21 Act”), formerly referred to as the Check Truncation Act, represents an initiative by the Federal Reserve that would essentially allow for the electronification of the cancelled check and replace the need for expedited air transportation services of original cancelled checks by most of AirNet’s banking customers.  The Check 21 Act removes the requirement of returning an original paper check to the account holder’s institution and permits the use of an Image Replacement Document created from a digital image.

AirNet believes that several issues surrounding the Check 21 Act will need to be addressed and resolved prior to passage by Congress.  Some of these issues include the current lack of specifications for the quality of check images to be created and used in the clearing process; the failure to establish standards for information systems platforms; and the failure to address the potentially negative effects that the Check 21 Act could have on consumers’ rights.

Timing for the passage of the Check 21 Act is currently unknown.  However, one congressional hearing on the matter was held in September 2002 and a second is scheduled for 2003.  Some analysts have predicted that such legislation would be effective in 2006 and perhaps sooner.  The passage of the Check 21 Act, or similar legislation, could have a significant adverse affect on AirNet’s revenues derived from check delivery services.  Further, it is unclear when such an electronic clearing system might be implemented by banking customers and how such implementation would affect their expedited check transportation needs.

Government regulation significantly affects our business.

AirNet’s delivery operations are subject to various federal, state and local regulations that in many instances require permits and licenses.  Failure by AirNet to maintain required permits or licenses, or to comply with the applicable regulations, could result in substantial fines or possible revocation of our authority to conduct certain of our operations.

AirNet’s flight operations are regulated by the FAA under Part 135 of the Federal Aviation Regulations.  Among other things, these regulations govern permissible flight and duty time for aviation flight crews.  The FAA is currently contemplating certain changes in flight and duty time guidelines which, if adopted, could increase AirNet’s operating costs.  These changes, if adopted, could also require AirNet and other operators regulated by the FAA to hire additional flight crew personnel.  In addition, Congress, from time to time, has considered various means, including excise taxes, to raise revenues directly from the airline industry to pay for air traffic control facilities and personnel.  There can be no assurances that Congress will not change the current federal excise tax rate or enact new excise taxes, which could adversely affect AirNet’s business.

Changes to current transportation security requirements or procedures could adversely impact our ability to efficiently conduct our air and ground operations to meet our current delivery parameters or significantly increase our costs to transact those operations.

Considerable focus has been placed on package security requirements and procedures at domestic and international airports since the September 11, 2001 tragedies and related incidents.  The TSA, commercial airlines, fixed based operations (where we transact a significant portion of our aircraft loading and unloading operations) and airport authorities are in the process of reviewing all aspects of their security requirements.  While many proposed changes are voluntary, many are being mandated by the TSA, the DOT and the FAA.

During 2002, the TSA implemented screening procedures for over-the-counter cargo tendered to commercial airlines. The new screening procedures have resulted in additional tender time for packages we transport on the commercial airlines in certain locations and certain times.  In addition, the TSA continues to review and consider additional package screening requirements and changes to the vendor screening procedures, which we may need to perform on packages from our customers.   Many commercial airlines are also adding security surcharges to shipments.

Changes at fixed base operators and by local airport authorities could potentially limit our ramp access to our aircraft, thereby increasing tender time from customers to us.  Changes in chain of custody requirements could also potentially cause us to incur additional costs to staff additional hours at certain locations.  In response to the new security-related procedures being implemented, we added a security surcharge in 2002 for our Bank and Express services customers.  Although the surcharge is expected to help offset the increasing costs associated with security issues, our current surcharge program may not be sufficient to cover all new costs we may incur as additional transportation safety procedures are developed and/or required.

Anti-takeover provisions may delay or prevent an acquisition or change in control of AirNet by a third party.

Provisions of AirNet’s amended articles and code of regulations and of the Ohio Revised Code, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control of AirNet and limit the price that certain investors might be willing to pay in the future for the common shares.  Among other things, these provisions require certain supermajority votes, establish advance notice procedures for shareholder nomination of candidates for election as directors and for shareholder proposals to be considered at shareholders’ meetings, eliminate cumulative voting in the election of directors and provide that directors may only be removed from office for cause.

AirNet’s amended articles authorize the board of directors to issue up to 10,000,000 preferred shares without further shareholder approval, subject to any limitations prescribed by law and the rules and regulations of the New York Stock Exchange.  The preferred shares could have dividend, liquidation, conversion and other rights and privileges that are superior or senior to the common shares.  Issuance of preferred shares could result in the dilution of the voting power of the common shares, adversely affect holders of the common shares in the event of liquidation of AirNet or delay, defer or prevent a change in control of AirNet.

In addition, Section 1701.831 of the Ohio Revised Code contains provisions that require shareholder approval of any proposed “control share acquisition” of any Ohio corporation at any of three ownership thresholds:  20%, 331/3% and 50%; and Chapter 1704 of the Ohio Revised Code contains provisions that restrict specified business combinations and other transactions between an Ohio corporation and interested shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business.  AirNet’s primary market risk exposure relates to interest rate risk.  At December 31, 2002, we had $39.2 million outstanding on credit facilities subject to market rate changes in interest.  These facilities bear interest at various London Interbank Offering Rates (LIBORs) and floating rates based on prime rates and federal fund rates.  Assuming borrowing levels at December 31, 2002, a one hundred basis point change in interest rates would impact net interest expense by approximately $392,000 per year.

In February 2002, AirNet entered into an interest rate swap agreement with a bank relative to a $3.0 million term loan, with a notional amount of $3.0 million and a fixed rate of 4.25% plus a margin based on AirNet’s funded debt ratio.  At December 31, 2002, the aggregate fair value of the interest rate swap was approximately ($106,000).

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

Shareholders and Board of Directors

AirNet Systems, Inc.

We have audited the accompanying consolidated balance sheets of AirNet Systems, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirNet Systems, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, in 2002 the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Columbus, Ohio
February 14, 2003

AIRNET SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share data	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$1,484	$377
Accounts receivable, less allowances of $895 and $661 at December 31, 2002 and 2001, respectively	19,029	16,803
Inventory and spare parts	6,926	6,704
Taxes receivable	—	4
Deferred income taxes	220	729
Deposits and prepaids	3,675	1,703
Total current assets	31,334	26,320

Net property and equipment	111,349	98,872

Other assets:
Goodwill, net of accumulated amortization of $901 and $1,383 at December 31, 2002 and 2001, respectively	4,018	7,080
Other intangibles, net of accumulated amortization of $110 and $93 at December 31, 2002 and 2001, respectively	38	56
Other	964	751
Total assets	$147,703	$133,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,008	$6,135
Salaries and related liabilities	4,568	4,849
Accrued expenses	897	523
Taxes Payable	499	—
Current portion of notes payable	5,193	33
Total current liabilities	17,165	11,540

Other liabilities	106	326
Notes payable, less current portion	36,601	28,202
Deferred income taxes	13,035	14,065

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; and no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,753 shares issued at December 31, 2002 and 2001	128	128
Additional paid-in-capital	77,152	77,440
Retained earnings	29,158	27,656
Accumulated other comprehensive loss	(59)	(194)
Treasury shares, 2,599 and 2,629 shares held at cost at December 31, 2002 and 2001, respectively	(25,583)	(26,084)
Total shareholders’ equity	80,796	78,946

Total liabilities and shareholders’ equity	$147,703	$133,079

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data

	Year Ended December 31,
	2002	2001	2000

NET REVENUES
Air transportation, net of excise tax of $3,893, $3,636, and $4,216 for the years ended December 31, 2002, 2001, and 2000, respectively:
Bank services	$101,023	$104,778	$100,070
Express services	42,529	33,870	34,465
Aviation services and other operations	5,360	1,850	754
Total net revenues	148,912	140,498	135,289

COSTS AND EXPENSES
Wages and benefits	22,405	19,379	18,166
Aircraft fuel	15,611	12,594	11,502
Aircraft maintenance	12,305	10,961	8,825
Contracted air costs	14,257	15,868	16,635
Ground courier	24,415	22,960	25,434
Depreciation	17,786	14,760	13,810
Other	14,423	11,191	10,215
Selling, general and administrative	20,434	19,376	16,203
Total costs and expenses	141,636	127,089	120,790
Income from operations	7,276	13,409	14,499
Impairment on investment	—	1,744	—
Interest expense	1,649	1,668	2,283
Income before income taxes	5,627	9,997	12,216
Provision for income taxes	2,256	4,803	4,961

Income before cumulative effect of accounting change	3,371	5,194	7,255

Cumulative effect of accounting change, net of $1,194 tax benefit	(1,868)	—	—

Net income	$1,503	$5,194	$7,255

Income per common share - basic and diluted
Income before cumulative effect of accounting change	$0.33	$0.49	$0.66
Cumulative effect of accounting change, net of tax	(0.18)	—	—
Net income	$0.15	$0.49	$0.66

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands	Year Ended December 31,
	2002	2001	2000

OPERATING ACTIVITIES
Net income	$1,503	$5,194	$7,255
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charge for investment impairment	—	1,744	—
Cumulative effect of accounting change	1,868	—	—
Depreciation	17,786	14,760	13,810
Amortization of intangibles	17	520	692
Deferred taxes	588	2,413	1,413
Provision for losses on accounts receivable	433	457	171
Loss on disposition of assets	86	53	68
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(2,659)	(881)	(1,476)
Inventory and spare parts	(222)	(87)	3,808
Deposits and prepaids	(1,972)	(230)	260
Accounts payable	(127)	497	(949)
Accrued expenses	374	(167)	870
Taxes payable/receivable	503	279	2,099
Salaries and related liabilities	(281)	1,579	479
Other, net	(213)	(404)	101
Net cash provided by operating activities	17,684	25,727	28,601

INVESTING ACTIVITIES
Purchases of property and equipment	(30,702)	(27,395)	(16,160)
Payments for covenants not to compete	—	—	(15)
Proceeds from sales of property and equipment	353	310	414
Net cash used in investing activities	(30,349)	(27,085)	(15,761)

FINANCING ACTIVITIES
Proceeds from 1996 Incentive Stock Plan programs	198	84	195
Net borrowings (repayments) under revolving credit facilities	(28,149)	5,549	(11,200)
Net borrowings under the new revolving credit facility	17,700	—	—
Net borrowings under the Term Loan credit facility	19,000	—	—
Net borrowings (repayments) of long-term debt	5,009	(33)	(29)
Purchase of treasury shares, net of issuances	14	(4,983)	(2,355)
Net cash provided by (used in) financing activities	13,772	617	(13,389)

Net increase (decrease) in cash	1,107	(741)	(549)
Cash and cash equivalents at beginning of period	377	1,118	1,667

Cash and cash equivalents at end of period	$1,484	$377	$1,118

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In thousands

	Common Shares		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total
	Number of Shares	Amount

Balance December 31, 1999	12,753	$128	$78,182	$15,207	$—	$(19,766)	$73,751

Net income	—	—	—	7,255	—		7,255
Purchase of treasury shares	—	—	—	—	—	(2,418)	(2,418)
Issuance of treasury shares - Director Deferred Compensation Plan	—	—	(132)	—	—	195	63
Issuance of treasury shares - Associate Stock Purchase Program	—	—	(348)	—	—	542	194
Balance December 31, 2000	12,753	128	77,702	22,462	—	(21,447)	78,845

Net income	—	—	—	5,194	—	—	5,194
Loss on derivative instruments, net of $90 tax benefit	—	—	—	—	(132)	—	(132)
Cumulative effect of accounting change, net of $42 tax benefits	—	—	—	—	(62)	—	(62)
Comprehensive income							5,000

Purchase of treasury shares	—	—	—	—	—	(5,000)	(5,000)
Issuance of treasury shares - Associate Stock Purchase Program	—	—	(238)	—	—	329	91
Stock option exercises	—	—	(24)	—	—	34	10

Balance December 31, 2001	12,753	128	77,440	27,656	(194)	(26,084)	78,946

Net income	—	—	—	1,503	—	—	1,503
Gain on derivative instruments, net of $86 tax expense	—	—	—	—	134	—	134
Comprehensive income	—	—	—	—	—	—	1,637

Issuance of treasury shares - Associate Stock Purchase Program			(263)			461	198
Stock option exercises	—	—	(25)	—	—	39	14

	12,753	$128	$77,152	$29,158	$(59)	(25,583)	$80,796

See notes to consolidated financial statements

1.             Significant Accounting Policies

AirNet Systems, Inc. and its subsidiaries (“AirNet”, the “Company”) operate a fully integrated national air transportation network which provides delivery service for time-critical shipments for customers in the U.S. banking industry and other industries requiring the express delivery of packages.  AirNet also offers passenger charter services and retail aviation fuel sales and related ground services for customers at its Columbus, Ohio facility.

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

Certain 2000 and 2001 balances have been reclassified to conform with the 2002 presentation.

In the fourth quarter of 2001, AirNet restructured its sales and operational management groups. The new structure combines the Bank Delivery and Express Delivery sales and operational management teams under one executive management structure. Further, the airline and ground operations divisions continue to provide services to all product offerings in a centralized fashion. As a result, AirNet aligned its sales and operational product offerings under one reporting segment effective in the fourth quarter of 2001.

Revenue Recognition

Revenue on Express and Bank services is recognized when the packages are delivered to their destination. Revenue related to charter services within Aviation Services is recognized in the period in which services are rendered.  Revenue on fixed based operations within Aviation Services is recognized when the maintenance services are complete or fuel is delivered.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less.  Cash equivalents are stated at cost, which approximates market value.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends and other information.

Inventory and Spare Parts

Inventory and spare parts are valued at the lower of cost (weighted average method) or market.

Property and Equipment

Property and equipment are stated at cost. Costs of major aircraft inspections, overhauls and engine work are capitalized as incurred and depreciated based on hours flown.  The original costs of airframes, other flight equipment and other property and equipment (primarily furniture and equipment, leasehold improvements, computer related hardware and software and vehicles) are depreciated based on the straight-line method over the estimated useful lives of the assets summarized as below.  Aircraft maintenance costs not meeting AirNet’s capitalization requirements are expensed as incurred.

Airframes	15 years
Buildings	30 years
Other flight equipment	2 - 5 years
Other property and equipment	3 - 10 years

The engines of  twenty-four of AirNet’s thirty-three Learjet 35 aircraft are covered under Manufacturer Service Plans (MSPs), in which AirNet prepays certain repair and overhaul costs.  These prepayments, which totaled $7,043,000 and $4,742,000 at December 31, 2002 and 2001, respectively, are classified in fixed assets on the balance sheet.  Amortization on these prepaid balances does not begin until services have been performed, at which time the prepaid balances are reclassified into depreciable asset categories and depreciated based on hours flown.

Investment in Subsidiary

AirNet Systems, Inc. wholly owns Float Control, Inc., which holds a 19% interest in The Check Exchange System Co. (“CHEXS”).  Float Control accounts for its investment in CHEXS under the equity method of accounting.  During 2001, CHEXS received notice that one of its customers, who accounted for a significant portion of CHEXS’s revenue, would not renew its contract with CHEXS beyond August 2001.  As a result, Float Control recognized a $1,744,000 impairment on its investment in CHEXS in the second quarter of 2001, which included a write-off of approximately $300,000 of goodwill.  As of December 31, 2002 and 2001, Float Control’s remaining recorded investment in CHEXS totaled $384,000 and is included in Other Assets – Other on the balance sheet, and represents expected final distributions from the partnership.

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

Goodwill and other intangible assets

AirNet adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.  SFAS No. 141 requires business combinations completed after June 30, 2001, to be accounted for using the purchase method of accounting and changes the criteria for recording intangible assets apart from goodwill.  AirNet evaluated its goodwill and intangibles acquired prior to June 30, 2001, and determined that all intangible assets were properly classified using the criteria of SFAS 141.

SFAS No. 142 requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead be evaluated for impairment on a “reporting unit” basis annually, or more frequently if changes in circumstances indicate impairment may have occurred sooner.   A reporting unit is the operating segment unless, for businesses within that operating segment, discrete financial information is prepared and regularly reviewed by management, in which case such a component business is the reporting unit.

The impairment test is conducted by comparing the fair value of the reporting unit, primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit, with its carrying value and if the carrying value exceeds the fair value, goodwill may potentially be impaired.  If there is potential impairment, the fair value of the reporting unit is allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit goodwill. This implied fair value is then compared with the carrying amount of the reporting unit goodwill, and if the implied fair value is less, an impairment loss is recognized.

Intangibles consist of non-competition agreements having determinable lives ranging from one to five years.  Intangibles are amortized on the straight-line method over the determinable life of the asset.

Financial Instruments

The fair value of AirNet’s financial instruments approximated their carrying value at December 31, 2002 and 2001.

Derivatives

AirNet has been party to various interest rate swap agreements with banks as a hedge against the interest rate risk associated with borrowing at variable rates.  These swap agreements are accounted for as cash flow hedges.  The objective of the hedge is to eliminate the variability of cash flows in the interest rate payments on the variable rate debt.  AirNet does not use derivative financial instruments for speculative purposes.

In February 2002, AirNet entered into a five year interest rate swap agreement with a bank relative to a $3.0 million term loan, with a notional amount of $3.0 million and a fixed rate of 4.25% plus a margin based on AirNet’s funded debt ratio.  AirNet was also party to two additional three-year swap agreements which ended in 2002, each with a $5.0 million notional amount and fixed rates of 6.3% and 6.5% plus a margin based on the Company’s funded debt ratio.

AirNet accounts for it swap agreements under Statement of Financial Accounting Standards (SFAS) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments, Statements 137 and 138.   The statements require AirNet to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges are adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.  AirNet’s adoption of SFAS  Statement No. 133 on January 1, 2001 resulted in a cumulative effect of an accounting change charge of $62,155, net of tax, to accumulated other comprehensive income.  In 2002, AirNet recognized comprehensive income of $134,000, net of tax, related to the swaps, compared to a $194,000 comprehensive loss, net of tax, in 2001.  At December 31, 2002 and 2001, the aggregate fair value of the interest rate swaps were approximately ($106,000) and ($326,0000), respectively, and are recorded in other liabilities on the consolidated balance sheets.

Stock-Based Compensation

At December 31, 2002, AirNet had one stock-based employee compensation plan, which is described more fully in Note 5.  The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant.  Pro forma information regarding net income and earnings per share is required by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and has been determined as if the company had accounted for its employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumption for the years ended December 31:

	2002	2001	2000
Risk free interest rate	4.75%	5.0%	6.5%
Volatility factor of expected market price of the company’s common shares	55.3%	46.1%	60.0%
Weighted average expected life of options (years)	5.30	5.44	5.88

The weighted average fair value of options granted was $4.21, $2.70 and $3.49 in the years ended December 31, 2002, 2001 and 2000, respectively.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31
	2002	2001	2000

Net income, as reported	$1,503,000	$5,194,000	$7,255,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(398,000)	(672,000)	(1,027,000)
Pro forma net income	$1,105,000	$4,522,000	$6,228,000

Net income per common share – basic and diluted:
As reported	$.15	$.49	$.66
Pro forma	$.11	$.43	$.56

Supplemental  Cash Flow Data

Cash paid for interest was $1,433,000, $1,591,000, and $2,297,000 for the years ended December 31, 2002, 2001, and 2000, respectively.  Cash paid for taxes, net of refunds, was $1,165,000, $2,097,000, and $1,728,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

2.             Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets as of January 1, 2002. Application of the nonamortization provisions of the Statement resulted in an increase in net income of $303,000 in 2002. The Company performed the transitional goodwill impairment test using the two-step process prescribed in Statement 142 with a measurement date of January 1, 2002. The first step is a screen of potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first of the required transitional goodwill impairment tests in the second quarter of 2002. The Company performed the second of the required transitional goodwill impairment tests in the fourth quarter of 2002. Under the Statement, an impairment charge resulting from the transitional impairment tests is reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. Based on the results of its transitional goodwill impairment test, the Company has recognized an impairment loss, net of tax, of $1,868,000, for goodwill related to the Mercury Business Services reporting unit as a cumulative effect of a change in accounting principle in the first quarter of 2002. The Company performed the annual goodwill impairment test required by the Statement as of October 1, 2002. The annual impairment test indicated that no additional goodwill impairment charge was required in 2002.

Prior to the adoption of SFAS No. 142, AirNet’s goodwill was amortized by the straight-line method over 25 years. Since goodwill is no longer amortized, AirNet’s reported results for 2002 are not comparable with previous years. The following table presents pro forma information assuming that AirNet adopted SFAS 142 No. as of January 1, 2000.

	Year Ended December 31,
	2002	2001	2000
Reported net income	$1,503,000	$5,194,000	$7,255,000
Adjustments:
Goodwill amortization	—	342,000	342,000
Income taxes	—	(135,000)	(135,000)
Adjusted net income	1,503,000	5,401,000	7,462,000

Adjusted net income per share – basic and diluted	$.15	$.46	$.62

Following is a progression of goodwill for the year ended December 31, 2002:

Balance at January 1, 2002	$7,080,000
Goodwill acquired
Transition impairment loss	(3,062,000)
Balance at December 31, 2002	$4,018,000

3.             Property and Equipment

Property and equipment consisted of the following at December 31:

	2002	2001

Flight equipment	$187,201,000	$164,838,000
Other property and equipment	24,554,000	22,482,000
	211,755,000	187,320,000
Less accumulated depreciation	100,406,000	88,448,000
Net property and equipment	$111,349,000	$98,872,000

4.             Notes Payable

The Company had borrowings as follows at December 31:

	2002	2001
Term notes	$24,094,000	$86,000
Revolving credit facility	17,700,000	28,149,000
	41,794,000	28,235,000
Current portion of notes payable	5,193,000	33,000
Long-term portion of notes payable	$36,601,000	$28,202,000

In September 2002, the Company replaced its $50 million revolving credit agreement.  The new credit agreement provides the Company with a three-year $35 million unsecured revolving credit facility scheduled to expire on September 30, 2005 and a five-year $20.0 million unsecured term loan.  The term loan requires quarterly installments of $1.0 million commencing on the last day of December 2002 and continuing through September 30, 2007.  The agreement bears interest at the Company’s option of a fixed rate based upon LIBOR plus a margin determined by the Company’s leverage ratio as defined in the agreement, or a floating rate based on the greater of the prime rate and the sum of .5% plus the federal funds rate in effect from time to time.  The new agreement requires the maintenance of certain minimum tangible net worth and cash flow levels, imposes certain limitations on capital expenditures and the sale of assets, and restricts the amount of additional debt.  As of December 31, 2002, $17.3 million was unused and available under the credit agreement.

During the first quarter of 2002, AirNet entered into three term loans with banks.  The first note has a principal balance of  $1,065,000 with a 60-month term, a 5.77% interest rate and a $24,000 monthly principal and interest payment.  The second note has a principal balance of  $1,467,000 with a 60-month term, a 5.77% interest rate and a $33,000 monthly principal and interest payment.  The third note has a principal balance of $2,500,000 with a floating interest rate based upon LIBOR (London Interbank Offered Rate) and a $50,000 principal payment due monthly over 60 months.  Four aircraft with a net book value totaling approximately $6,840,000 at December 31, 2002 secure these loans.

Aggregate future maturities of long-term debt as of December 31, 2002 are as follows:

2003	$5,193,000
2004	5,230,000
2005	22,900,000
2006	5,258,000
2007	3,213,000
$41,794,000

The Company also maintains standby letters of credit totaling $1,600,000 with a bank related to its insurance policy agreements.

In conjunction with the purchase of the Company’s operations facility in 1997, the company issued a $263,000 term note.  The terms of the note require monthly principal and interest payments of $4,000 through 2005 and the note is collateralized by the facility.

5.             1996 Incentive Stock Plan

In 1996, the Company adopted the AirNet Systems, Inc. 1996 Incentive Stock Plan (the “Plan”).  The Plan was last amended in September 2001.  The Plan provides for the issuance of incentive and non-qualified stock options, restricted stock and performance shares and a stock purchase plan (collectively, “Awards”).  The Plan also provides for the grant of stock options to non-employee directors.  The maximum number of common shares available for issuance under the Plan is 1,650,000 through 2006.  The Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms and conditions applicable to the Awards, other than stock options automatically granted to directors in accordance with the terms of the Plan.  The exercise price of each option equals the market price of a common share on the date of grant.  An option’s maximum term is ten years (five years for ISOs granted to 10% shareholders).  Option vesting periods range from vesting upon grant to vesting over four years.

A summary of the Company’s stock option activity and related information follows (in thousands, except price per share data) for the years ended December 31:

	2002		2001		2000
	Common Shares	Weighted Average Exercise Price	Common Shares	Weighted Average Exercise Price	Common Shares	Weighted Average Exercise Price

Outstanding at beginning of period	1,029	$10.05	1,142	$12.45	1,158	$13.54
Granted	102	7.78	208	4.12	175	5.67
Exercised	(3)	5.24	(2)	4.51	—	—
Cancelled	(83)	13.33	(319)	14.83	(191)	12.33
Outstanding at end of period	1,045	9.58	1,029	10.05	1,142	12.45

Options exercisable at end of period	790	$10.63	688	$11.65	712	$14.09

The following summarizes information about stock options outstanding as of December 31, 2002:

Options Outstanding	Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price

Less than $10.00	722,750	7.1	$7.14	467,180	$7.60

$10.01—$15.00	239,500	3.8	14.18	239,500	14.18

$15.01—$20.00	82,500	5.6	17.45	82,500	17.45

$20.01—$25.00	1,000	5.4	22.00	1,000	22.00

	1,045,750	6.2	$9.58	790,180	$10.63

6.             Lease Obligations

The company leases facility space and courier vehicles at various locations throughout the United States.  In addition, in 2002, AirNet entered into operating leases for four Cessna Caravan 208 aircraft each with a lease term of three years and two Cessna Caravan 208B aircraft, one with a lease term of 3.5 years and one with a lease term of 4.5 years.  The three-year lease terms were subsequently extended an additional year.   The company incurred lease expense of  $3,747,000, $1,961,000, and $1,597,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  As of December 31, 2002, future minimum lease payments by year and in the aggregate under non-cancelable operating leases with initial or remaining terms exceeding one year are as follows:  2003 - $923,000; 2004 - $679,000; 2005 - $610,000; 2006 - $218,000; 2007 - $109,161.

7.             Related Party Transactions

During 2001, the Board of Directors approved a retirement agreement with Gerald G. Mercer, Founder and former Chairman, of AirNet Systems, Inc.  Under terms of the agreement, Mr. Mercer retired as Chairman and a Director effective August 3, 2001.  AirNet recorded $975,000 in selling, general and administrative expense in 2001 to cover salary continuance requirements and benefits associated with this agreement that continue until 2003.  At December 31, 2001, $757,000 was recorded in Salaries and Related Liabilities related to future payments under the agreement.  Additionally as part of the retirement agreement, in 2001 AirNet purchased 818,330 common shares at $6.11 per share from the former Chairman at a total cost of $5.0 million.  AirNet intends to hold the common shares in treasury.  Under the terms of the agreement, Mr. Mercer also had the option to sell up to $250,000 of AirNet common shares each quarter of 2002 to AirNet based on then current market prices.  Mr. Mercer exercised his option effective January 2, 2003 and sold 52,410 AirNet common shares to AirNet at a total cost of $249,996.

Also under the terms of his retirement agreement, Mr. Mercer retained his rights to sell his remaining AirNet common shares to private investors at any time in accordance with the applicable laws.  On or about December 26, 2002, Mr. Mercer sold an aggregate of 733,200 common shares to seven separate investors in privately negotiated transactions.  On December 24, 2002, he made a gift of 256,800 common shares to Spring Hill Camps, which sold those common shares to three separate investors, one of which also purchased common shares from Mr. Mercer, in privately negotiated transactions.  In connection with and as a condition to the investors’ consummating those transactions, AirNet granted registration rights in respect to the 990,000 common shares collectively purchased by these investors from Mr. Mercer or Spring Hill Camps.  AirNet has filed a registration statement with respect to those common shares under the Securities Act of 1933, as amended, for resale on behalf of the investors.  AirNet expects the registration statement to be declared effective shortly following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

8.             Retirement Plan

The Company has a 401(k) retirement savings plan.  All associates who have completed a minimum of six months of service may contribute up to 15% of their eligible annual earnings to the plan.  The Company may elect, at its discretion, to make matching and profit-sharing contributions. The Company’s contribution expense related to the plan totaled $508,000, $550,000, and $514,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

9.             Income Taxes

Income taxes are summarized as follows for the years ended December 31:

	2002	2001	2000
Current:
Federal	$1,612,000	$2,223,000	$2,041,000
State and local	397,000	470,000	801,000
	2,009,000	2,693,000	2,842,000
Deferred:
Federal	341,000	1,930,000	2,037,000
State and local	(94,000)	180,000	82,000
	247,000	2,110,000	2,119,000
	$2,256,000	$4,803,000	$4,961,000

Significant components of the company’s deferred tax liabilities and assets are as follows at December 31:

	2002	2001
Long-term deferred tax asset:
Alternative minimum tax credits	$1,057,000	$2,008,000
Goodwill	1,027,000	—
Other	184,000	251,000
Long-term deferred tax liabilities:
Property and equipment	(13,875,000)	(14,506,000)
Intangible assets and other	(1,428,000)	(1,818,000)
Net long-term deferred tax liabilities	$(13,035,000)	$(14,065,000)

Current deferred tax assets:
Workers’ compensation reserves	$448,000	$314,000
Allowance for bad debt reserves	353,000	261,000
Other	200,000	315,000
Total current assets	1,001,000	890,000

Current deferred tax liabilities:
Prepaid expenses	(756,000)	(135,000)
Other	(25,000)	(26,000)
Total current liabilities	(781,000)	(161,000)
Net current deferred tax assets	$220,000	$729,000

Differences arising between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows for the years ended December 31:

	2002		2001		2000
Tax expense at federal statutory rate on pretax income	$1,913,000	34.0%	$3,399,000	34.0%	$4,153,000	34.0%
Add:
State taxes, net of federal benefit	203,000	3.6	528,000	5.3	610,000	5.0
Non-deductible permanent differences	140,000	2.5	876,000	8.7	198,000	1.6
Total taxes	$2,256,000	40.1%	$4,803,000	48.0%	$4,961,000	40.6%

10.          Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31:

	2002	2001	2000

Numerator:
Income before cumulative effect of accounting change	$3,371,000	$5,194,000	$7,255,000
Cumulative effect of accounting change, net of tax	(1,868,000)	—	—
Net income	$1,503,000	$5,194,000	$7,255,000

Denominator:
Basic - weighted average shares outstanding	10,141,000	10,576,000	11,067,000

Diluted
Stock options - associates, officer and directors	120,000	60,000	—
Adjusted weighted average share outstanding	10,261,000	10,636,000	11,067,000

Net income per share – basic and diluted:
Income before cumulative effect of accounting change	$.33	$.49	$.66
Cumulative effect of accounting change, net of tax	.18	—	—
Net income	$.15	$.49	$.66

For the years ended December 31, 2002, 2001, and 2000, 697,000, 787,000, and 1,142,000 stock options, respectively, were excluded from the diluted weighted average shares outstanding calculation, as their exercise prices exceeded the average fair market value of the underlying common shares for the year.

11.          Litigation and Contingencies

The Company is subject to claims and lawsuits in the ordinary course of its business.  In the opinion of management, the outcome of these actions, which are not clearly determinable at the present time, are either adequately covered by insurance, or if not insured, will not, in the aggregate, have a material adverse impact upon the Company’s financial position or the results of future operations.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for in this Item 10 is incorporated herein by reference from AirNet’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2003, under the captions “ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION – Employment Contracts and Termination of Employment and Change-In-Control Arrangements” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”  In addition, information concerning AirNet’s executive officers is included in the portion of Part I of this Annual Report on Form 10-K entitled “Executive officers of the registrant.”

ITEM 11 - EXECUTIVE COMPENSATION

The information called for in this Item 11 is incorporated herein by reference from AirNet’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2003, under the captions “ELECTION OF DIRECTORS – Nominees Standing for Election to the Board of Directors and Compensation of Directors” and “EXECUTIVE COMPENSATION.”  Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for in this Item 12 regarding security ownership of certain beneficial owners and management is incorporated herein by reference from AirNet’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2003, under the captions “BENEFICIAL OWNERSHIP OF COMMON SHARES” and “TRANSACTIONS WITH MANAGEMENT.”

The information called for in this Item 12 regarding securities authorized for issuance under equity compensation plans is included in the following section.

Equity Compensation Plan Information

AirNet has two compensation plans under which common shares of AirNet are authorized for issuance to officers, directors or employees of AirNet and its subsidiaries in exchange for consideration in the form of goods or services:  the AirNet Systems, Inc. Amended and Restated 1996 Incentive Stock Plan (the “Incentive Stock Plan”) and the AirNet Systems, Inc. Director Deferred Compensation Plan (the “Director Plan”).  The Incentive Stock Plan has been approved by the shareholders of AirNet, while the Director Plan has not.

The following table shows for the Incentive Stock Plan, as of December 31, 2002, the number of common shares issuable upon exercise of outstanding options and outstanding rights to purchase granted pursuant to the Associate Stock Purchase Program under the Incentive Stock Plan, the weighted average exercise price of outstanding options and rights to purchase and the number of common shares remaining available for future issuance, excluding common shares issuable upon exercise of outstanding options and rights to purchase.  The following table also shows comparable information, as of December 31, 2002, for the Director Plan.

Plan Category(1)	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a)) (c)
Equity compensation plans approved by shareholders	1,056,000	(1)	$9.58	(2)	463,000	(3)
Equity compensation plans not approved by shareholders	—	(4)	n/a	(5)	—	(6)
Total	1,056,000		$9.58		463,000

(1)                                  Includes 1,045,000 common shares issuable upon exercise of options granted under the Incentive Stock Plan and 11,000 common shares subject to outstanding rights to purchase granted pursuant to the Associate Stock Purchase Program under the Incentive Stock Plan.

(2)                                  Represents the weighted-average exercise price of outstanding options.  Rights to purchase common shares under the Associate Stock Purchase Program are priced based on 85% of the lower of the closing market price of AirNet common shares on the first day of the period or the closing market price on the last day of the period.  All of the 11,000 outstanding rights to purchase common shares as of December 31, 2002 under the Associate Stock Purchase Program were exercised in January 2, 2003 at a price of $4.07 per share.

(3)                                  Includes 463,000 common shares remaining available for issuance under the Incentive Stock Plan, of which 108,000 common shares are reserved for issuance under the Associate Stock Purchase Program.

(4)                                  Includes common shares reflecting the common share equivalents attributable to participants’ stock accounts under the Director Plan.

(5)                                  Please see the description of the Director Plan below.

(6)                                  Includes common shares remaining available for issuance at December 31, 2002 under the Director Plan.

Director Deferred Compensation Plan

The Director Plan allows each director of AirNet or one of its subsidiaries to defer all or a portion of his director’s fees, including the federal income tax on those deferred fees.  The deferred fees may be allocated to (a) a cash account where the funds will earn interest at the rate prescribed in the Director Plan or (b) a stock account where the funds will be converted into a common share equivalent (determined by dividing the amount to be allocated to the participant’s stock account by the fair market value of the AirNet common shares when the credit to the stock account is made) and be matched by AirNet at a rate of 25% of the amount deferred by the director to the Director Plan.  In his deferral election, a director elects whether distribution of the amount in his account(s) under the Director Plan is to be made in a single lump sum payment or in equal annual installments payable over a period of not more than ten years.  Distributions will commence within 30 days of the earlier of (i) the date specified by a director at the time a deferral election is made or (ii) the date the director ceases to so serve.  Cash accounts will be distributed in the form of cash and stock accounts will be distributed in the form of common shares or cash, as selected by AirNet.

ITEM 13  - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for in this Item 13 is incorporated herein by reference from AirNet’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 9, 2003, under the caption “TRANSACTIONS WITH MANAGEMENT.”

ITEM 14 - CONTROLS AND PROCEDURES

Within ninety days prior to the filing date of this Annual Report on Form 10-K, an evaluation was performed by AirNet Systems, Inc. under the supervision and with the participation of its management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of AirNet Systems, Inc.’s disclosure controls and procedures, as contemplated by Rule13a-15 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, AirNet’s management, including the CEO and CFO concluded that AirNet’s disclosure controls and procedures were effective to ensure that material information relating to AirNet Systems, Inc., including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.  There have been no significant changes in the AirNet’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation pursuant to Exchange Act Rule 13a-15 referred to above.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           Documents filed as part of this report

1.               The following consolidated financial statements are included in Item 8:

Report of independent auditors

Consolidated balance sheets as of December 31, 2002 and 2001

Consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000

Consolidated statements of cash flows for the years ended December 31, 2002, 2001 and 2000

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2002,

2001 and 2000

Notes to consolidated financial statements

2.             Schedule II - Valuation and Qualifying Accounts is included below:

COL A	COL B	COL C		COL D	COL E
		Additions
Description	Balance at Start of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Year end December 31, 2002: Deducted from asset accounts; Allowance for doubtful accounts	$660,647	$432,290	$0	$198,049	$894,888
Year end December 31, 2001: Deducted from asset accounts; Allowance for doubtful accounts	601,114	457,386	0	397,853	660,647
Year end December 31, 2000: Deducted from asset accounts; Allowance for doubtful accounts	598,076	170,602	0	167,564	601,114

(1)  Uncollectible accounts written off, net of recoveries

Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3.             Exhibits

The following exhibits are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit No.	Description	Location
3.1	Amended Articles of AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 2.1 to AirNet Systems, Inc.’s Registration Statement on Form 8-A (File No. 0-28428) filed on May 3, 1996 (the “1996 Form 8-A”)

3.2	Certificate of Amendment to the Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on May 28, 1996	Incorporated herein by reference to Exhibit 4(b) to AirNet Systems, Inc.’s Registration Statement on Form S-8 (Registration No. 333-08189) filed on July 16, 1996 (the “1996 Form S-8”)

3.3	Amended Articles of AirNet Systems, Inc. (as amended through May 28, 1996) [for SEC reporting compliance purposes only - not filed with the Ohio Secretary of State]	Incorporated herein by reference to Exhibit 4(c) to AirNet Systems, Inc.’s 1996 Form S-8

3.4	Code of Regulations of AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 2.2 to AirNet Systems, Inc.’s 1996 Form 8-A

3.5	Certificate regarding adoption of amendment to Section 1.10 of the Code of Regulations of AirNet Systems, Inc. by the shareholders on May 12, 2000	Incorporated herein by reference to Exhibit 3.1 to AirNet Systems, Inc.’s Form 10-Q for the quarterly period ended June 30, 2000 (File No. 1-13025)

3.6	Code of Regulations of AirNet Systems, Inc. (reflecting amendments through May 12, 2000) [for SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2 to AirNet Systems, Inc.’s Form 10-Q for the quarterly period ended June 30, 2000 (File No. 1-13025)

4.1	Credit Agreement dated September 30, 2002, among AirNet Systems, Inc., the Lenders from time to time party thereto and The Huntington National Bank, as Administrative Agent and Lead Arranger	Incorporated herein by reference to Exhibit 4.1 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 1-13025)

10.1*	AirNet Systems, Inc. Amended and Restated 1996 Incentive Stock Plan (reflects amendments through September 7, 2001)	Incorporated herein by reference to Exhibit 10 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-13025)

10.2

Indemnification Agreement, dated as of May 15, 1996, among AirNet Systems, Inc. and Eric P. Roy, Glenn M. Miller, Charles A. Renusch, Guy S. King, Lincoln L. Rutter, Kendall W. Wright and William R. Sumser

Incorporated herein by reference to Exhibit 10.11 to AirNet’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-03092) filed on May 24, 1996 (“Amendment No. 2”)

10.3	Indemnification Agreement, dated as of May 15, 1996, between Mr. Mercer and AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 10.12 to AirNet Systems, Inc.’s Amendment No. 2

10.4*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and Joel E. Biggerstaff	Incorporated herein by reference to Exhibit 10.4 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025)

Exhibit No.	Description	Location

10.5*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and William R. Sumser	Incorporated herein by reference to Exhibit 10.5 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025)
10.6*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and Jeffrey B. Harris	Incorporated herein by reference to Exhibit 10.6 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025)

10.7*	AirNet Systems, Inc. Director Deferred Compensation Plan effective May 27, 1998	Incorporated herein by reference to Exhibit 10.7 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-13025)

10.8*	AirNet Systems, Inc. Salary for Options Conversion Plan, effective February 6, 2000	Incorporated herein by reference to Exhibit 10.8 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025)

10.9*	Agreement between AirNet Systems, Inc. and Gerald G. Mercer, dated July 17, 2001	Incorporated herein by reference to Exhibit 10.9 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-13025)

10.10*	Jerry Mercer Transition Agreement, effective May 26, 2001, between AirNet Systems, Inc. and Gerald G. Mercer	Incorporated herein by reference to Exhibit 10.10 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-13025)

10.11*	Agreement between AirNet Systems, Inc. and Guy King, effective February 7, 2003	Filed herewith

10.12

Stock Purchase Agreement, dated as of December 26, 2002, between Gerald G. Mercer and Gryphon Master Fund, L.P. with AirNet Systems, Inc. as a party for purposes of the registration rights provisions contained in Section 7 thereof and Exhibit III attached thereto; and Schedule A to Exhibit 10.1 identifying other substantially identical Stock Purchase Agreements between Gerald G. Mercer and other purchasers as identified in such Schedule A to Exhibit 10.1

Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 14, 2003 and filed on January 15, 2003 (File No. 1-13025)

10.13

Stock Purchase Agreement, dated as of January 9, 2003, between Spring Hill Camps and Bonanza Master Fund, Ltd. with AirNet Systems, Inc. as a party for purposes of the registration rights provisions contained in Section 7 thereof and Exhibit III attached thereto; and Schedule A to Exhibit 10.2 identifying other substantially identical Stock Purchase Agreements between Spring Hill Camps and other purchasers as identified in such Schedule A to Exhibit 10.2

Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated January 14, 2003 and filed on January 15, 2003 (File No. 1-13025)

21	Subsidiaries of AirNet Systems, Inc.	Filed herewith

Exhibit No.	Description	Location

23	Consent of Ernst & Young LLP	Filed herewith

24	Powers of Attorney	Filed herewith

99	Certification Pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*    Denotes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10-K.

(b)           No reports on Form 8-K were filed during the quarter ended December 31, 2002.

(c)           Exhibits are listed in Item 14(a)(3) above.

(d)           The required financial statement schedule is included in Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRNET SYSTEMS, INC.

Dated: March 20, 2003	By:	/s/ Joel E. Biggerstaff
Joel E. Biggerstaff, Chairman of the Board,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel E. Biggerstaff	Chairman of the Board, Chief Executive Officer,	March 20, 2003
Joel E. Biggerstaff	and President (Principal Executive Officer)

*William R. Sumser	Chief Financial Officer, Treasurer, Secretary and	March 20, 2003
William R. Sumser	Vice President, Finance

*Roger D. Blackwell	Director	March 20, 2003
Roger D. Blackwell

*Russell M. Gertmenian	Director	March 20, 2003
Russell M. Gertmenian

*David P. Lauer	Director	March 20, 2003
David P. Lauer

*Bruce D. Parker	Director	March 20, 2003
Bruce D. Parker

*James E. Riddle	Director	March 20, 2003
James E. Riddle

*By	/s/ Joel E. Biggerstaff
Joel E. Biggerstaff, Attorney-in-Fact

CERTIFICATIONS

I, Joel E. Biggerstaff, certify that:

1.               I have reviewed this annual report on Form 10-K of AirNet Systems, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions:

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Joel E. Biggerstaff

Joel E. Biggerstaff

Title: Chairman of the Board, Chief Executive Officer, and President

Dated: March 26, 2003

I, William R. Sumser, certify that:

1.               I have reviewed this annual report on Form 10-K of AirNet Systems, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions:

d.              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.               any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ William R. Sumser

William R. Sumser

Title: Chief Financial Officer, Treasurer, Secretary and Vice President, Finance

Dated: March 26, 2003

INDEX TO EXHIBITS

Exhibit No.	Description	Location
3.1	Amended Articles of AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 2.1 to AirNet Systems, Inc.’s Registration Statement on Form 8-A (File No. 0-28428) filed on May 3, 1996 (the “1996 Form 8-A”)

3.2	Certificate of Amendment to the Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on May 28, 1996	Incorporated herein by reference to Exhibit 4(b) to AirNet Systems, Inc.’s Registration Statement on Form S-8 (Registration No. 333-08189) filed on July 16, 1996 (the “1996 Form S-8”)

3.3	Amended Articles of AirNet Systems, Inc. (as amended through May 28, 1996) [for SEC reporting compliance purposes only - not filed with the Ohio Secretary of State]	Incorporated herein by reference to Exhibit 4(c) to AirNet Systems, Inc.’s 1996 Form S-8

3.4	Code of Regulations of AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 2.2 to AirNet Systems, Inc.’s 1996 Form 8-A

3.5	Certificate regarding adoption of amendment to Section 1.10 of the Code of Regulations of AirNet Systems, Inc. by the shareholders on May 12, 2000	Incorporated herein by reference to Exhibit 3.1 to AirNet Systems, Inc.’s Form 10-Q for the quarterly period ended June 30, 2000 (File No. 1-13025)

3.6	Code of Regulations of AirNet Systems, Inc. (reflecting amendments through May 12, 2000) [for SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2 to AirNet Systems, Inc.’s Form 10-Q for the quarterly period ended June 30, 2000 (File No. 1-13025)

4.1	Credit Agreement dated September 30, 2002, among AirNet Systems, Inc., the Lenders from time to time party thereto and The Huntington National Bank, as Administrative Agent and Lead Arranger	Incorporated herein by reference to Exhibit 4.1 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 1-13025)

10.1*	AirNet Systems, Inc. Amended and Restated 1996 Incentive Stock Plan (reflects amendments through September 7, 2001)	Incorporated herein by reference to Exhibit 10 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 (File No. 1-13025)

10.2

Indemnification Agreement, dated as of May 15, 1996, among AirNet Systems, Inc. and Eric P. Roy, Glenn M. Miller, Charles A. Renusch, Guy S. King, Lincoln L. Rutter, Kendall W. Wright and William R. Sumser

Incorporated herein by reference to Exhibit 10.11 to AirNet’s Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-03092) filed on May 24, 1996 (“Amendment No. 2”)

10.3	Indemnification Agreement, dated as of May 15, 1996, between Mr. Mercer and AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 10.12 to AirNet Systems, Inc.’s Amendment No. 2

10.4*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and Joel E. Biggerstaff	Incorporated herein by reference to Exhibit 10.4 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025)

Exhibit No.	Description	Location

10.5*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and William R. Sumser	Incorporated herein by reference to Exhibit 10.5 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025)

10.6*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and Jeffrey B. Harris	Incorporated herein by reference to Exhibit 10.6 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025)

10.7*	AirNet Systems, Inc. Director Deferred Compensation Plan effective May 27, 1998	Incorporated herein by reference to Exhibit 10.7 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 1-13025)

10.8*	AirNet Systems, Inc. Salary for Options Conversion Plan, effective February 6, 2000	Incorporated herein by reference to Exhibit 10.8 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025)

10.9*	Agreement between AirNet Systems, Inc. and Gerald G. Mercer, dated July 17, 2001	Incorporated herein by reference to Exhibit 10.9 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-13025)

10.10*	Jerry Mercer Transition Agreement, effective May 26, 2001, between AirNet Systems, Inc. and Gerald G. Mercer	Incorporated herein by reference to Exhibit 10.10 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-13025)

10.11*	Agreement between AirNet Systems, Inc. and Guy King, effective February 7, 2003	Filed herewith

10.12

Stock Purchase Agreement, dated as of December 26, 2002, between Gerald G. Mercer and Gryphon Master Fund, L.P. with AirNet Systems, Inc. as a party for purposes of the registration rights provisions contained in Section 7 thereof and Exhibit III attached thereto; and Schedule A to Exhibit 10.1 identifying other substantially identical Stock Purchase Agreements between Gerald G. Mercer and other purchasers as identified in such Schedule A to Exhibit 10.1

Incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, dated January 14, 2003 and filed on January 15, 2003 (File No. 1-13025)

10.13

Stock Purchase Agreement, dated as of January 9, 2003, between Spring Hill Camps and Bonanza Master Fund, Ltd. with AirNet Systems, Inc. as a party for purposes of the registration rights provisions contained in Section 7 thereof and Exhibit III attached thereto; and Schedule A to Exhibit 10.2 identifying other substantially identical Stock Purchase Agreements between Spring Hill Camps and other purchasers as identified in such Schedule A to Exhibit 10.2

Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated January 14, 2003 and filed on January 15, 2003 (File No. 1-13025)

21	Subsidiaries of AirNet Systems, Inc.	Filed herewith

Exhibit No.	Description	Location

23	Consent of Ernst & Young LLP	Filed herewith

24	Powers of Attorney	Filed herewith

99	Certification Pursuant to Title 18, United States Code, Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*  Denotes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14 of Form 10K.