Form 10-Q
period 2003-03-31
AIRNET SYSTEMS INC
filed 2003-05-15
CIK 1011696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-13025

AirNet Systems, Inc.
(Exact name of registrant as specified in its charter)

Ohio	31-1458309
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3939 International Gateway Columbus, Ohio 43219
(Address, including zip code, of registrant’s principal executive offices)

(614) 237-9777
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒

As of May 8, 2003, there were 10,131,978 shares of the registrant’s common stock, par value $0.01, outstanding.

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,372	$1,484
Accounts receivable, less allowances	18,928	19,029
Inventory and spare parts	7,438	6,926
Deferred income taxes	220	220
Deposits and prepaids	3,145	3,675
Total current assets	32,103	31,334

Net property and equipment	112,275	111,349

Other assets:
Goodwill, net of accumulated amortization	4,018	4,018
Other	610	1,002
Total assets	$149,006	$147,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,198	$6,008
Salaries and related liabilities	3,977	4,568
Accrued expenses	2,431	897
Taxes payable	471	499
Current portion of notes payable	5,193	5,193
Total current liabilities	19,270	17,165

Other liabilities	103	106
Notes payable, less current portion	35,705	36,601
Deferred income taxes	13,036	13,035

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,753 shares issued at March 31, 2003 and at December 31, 2002	128	128
Additional paid-in-capital	77,046	77,152
Retained earnings	29,456	29,158
Accumulated other comprehensive loss	(57)	(59)
Treasury shares, 2,641 and 2,599 shares held at cost at March 31, 2003 and December 31, 2002, respectively	(25,681)	(25,583)
Total shareholders’ equity	80,892	80,796

Total liabilities and shareholders’ equity	$149,006	$147,703

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002

NET REVENUES
Air transportation, net of excise tax
Bank services	$26,323	$24,792
Express services	11,442	9,706
Aviation services and other operations	1,743	1,099
Total net revenues	$39,508	35,597

COSTS AND EXPENSES
Wages and benefits	5,554	4,883
Aircraft fuel	4,942	3,565
Aircraft maintenance	3,381	2,864
Contracted air costs	4,261	3,630
Ground courier	6,415	5,921
Depreciation	4,209	4,353
Other	3,841	3,323
Selling, general and administrative	6,014	4,831
Total costs and expenses	38,617	33,370
Income from operations	891	2,227
Interest expense	405	354
Income before income taxes	486	1,873
Provision for income taxes	189	730

Income before cumulative effect of accounting change	297	1,143

Cumulative effect of accounting change, net of $1,194 tax benefit	—	(1,868)

Net Income (loss)	$297	$(725)

Income (loss) per common share - basic and diluted
Income before cumulative effect of accounting change	$0.03	$0.11
Cumulative effect of accounting change, net of tax	—	(0.18)
Net income (loss)	$0.03	$(0.07)

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months ended March 31,
	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$297	$(725)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	1,868
Depreciation	4,209	4,353
Amortization of intangibles	—	7
Provision for losses on accounts receivable	94	73
Loss on disposition of assets	36	11
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	7	(2,064)
Inventory and spare parts	(512)	(1,021)
Deposits and prepaids	530	(20)
Accounts payable	1,190	(3)
Salaries and related liabilities	(591)	(1,118)
Accrued expenses	1,534	593
Taxes payable	(28)	207
Other, net	391	(37)
Net cash provided by operating activities	7,157	2,124

INVESTING ACTIVITIES
Purchases of property and equipment	(5,272)	(5,211)
Proceeds from sales of property and equipment	101	16
Net cash used in investing activities	(5,171)	(5,195)

FINANCING ACTIVITIES
Proceeds from 1996 Incentive Stock Plan programs	48	72
Net borrowings (repayments) under revolving credit facilities	400	(1,150)
Net borrowings (repayments) of long-term debt	(1,296)	5,917
Purchase of treasury stock	(250)	—
Net cash provided by (used in) financing activities	(1,098)	4,839

Net increase in cash	888	1,768
Cash and cash equivalents at beginning of period	1,484	377

Cash and cash equivalents at end of period	$2,372	$2,145

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

The accompanying condensed consolidated financial statements include the accounts of AirNet Systems, Inc. and its subsidiaries.  These financial statements are unaudited and have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results of interim periods.  The results of operations for the three-month periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in those financial statements and accompanying notes thereto.  Actual results could differ from those estimates.

Certain reclassifications have been made in the prior year’s financial statements to conform to the presentation for the three months ended March 31, 2003.

2.                       Goodwill and Other Intangible Assets

AirNet adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets as of January 1, 2002.  The Company performed the transitional goodwill impairment test using the process prescribed in Statement 142 with a measurement date of January 1, 2002.  Under the Statement, an impairment charge resulting from the transitional impairment tests is reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. Based on the results of its transitional goodwill impairment test, the Company recognized an impairment loss, net of tax, of $1,868,000, for goodwill related to the Mercury Business Services reporting unit as a cumulative effect of a change in accounting principle in the first quarter of 2002.

3.                       Stock Plans and Awards

The Company accounts for its employee stock-based compensation plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common stock on the date of grant.  SFAS No. 148, Accounting for Stock-Based Compensation -Transition and Disclosure requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Pro forma information regarding net income and earnings per share, as required by SFAS No. 148, has been determined as if the company had accounted for its employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended March 31,
	2003	2002

Net income (loss), as reported	$297	$(725)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(60)	(100)

Pro forma net income	$237	$825

Net income per common share – basic and diluted:
As reported	$.0.03	$(0.07)
Pro forma	$.0.02	$(0.08)

4.                       Net Income Per Share

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Numerator:
Net income	$297	$(725)

Denominator:
Basic – weighted average shares outstanding	10,117	10,131

Diluted
Stock options – associates, officers, and directors	3	173
Adjusted weighted average shares outstanding	10,120	10,304

Net income (loss) per common share – basic and assuming dilution:	$0.03	$(0.07)

Common shares subject to outstanding stock options excluded from the diluted weighted average shares outstanding calculation, as the exercise price of the stock options exceeded the average fair market value of the underlying common shares for the period, were 936,000 and 1,103,800 for the three months ended March 31, 2003 and 2002, respectively.

5.                       Aircraft Leases

On February 1, 2003, AirNet entered into an operating lease for a Cessna Caravan aircraft.  The lease term is for five years and the monthly lease payment is $10,000.

6.                       Comprehensive income (loss)

Comprehensive income (loss) is comprised of net income (loss) of the Company and the change in the fair value of interest rate swap agreements, net of income taxes.  Comprehensive income for the three months ended March 31, 2003 was $299,000 and comprehensive loss for the three months ended March 31, 2002 was $642,000.

AIRNET SYSTEMS, INC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

Except for the historical information contained in this Form 10-Q, the matters discussed, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet’s management, are forward-looking statements that involve risks and uncertainties. When used in this document, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “may”, “plan”, “project” and similar expressions are intended to be among statements that identify forward-looking statements.  Such statements involve risks and uncertainties including, but not limited to, the following which could cause actual results to differ materially from any forward-looking statement:  potential regulatory changes by the Federal Aviation Administration (“FAA”), which could increase the regulation of AirNet’s business, or the Federal Reserve, which could change the competitive environment of transporting canceled checks; adverse weather conditions; potential changes in locally and federally mandated security requirements; increases in aviation fuel costs not fully offset by AirNet’s fuel surcharge program; changes in check processing and shipment patterns of bank customers; acts of war and terrorist activities; the impact of a prolonged weakening U.S. economy on time-critical shipment volumes, the acceptance of AirNet’s time-critical service offerings within targeted Express markets; technological advances and increases in the use of electronic funds transfers; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  Please refer to Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for additional details relating to risk factors that could affect AirNet’s results and cause those results to differ materially from those expressed in forward-looking statements.

General

AirNet's 2002 audited consolidated financial statements, included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-13025), contain additional disclosures including a summary of AirNet's critical accounting policies.  The information appearing therein may provide useful when reading this discussion and analysis of financial condition and results of operations.

Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002

Net revenues increased 11.0% to $39.5 million for first quarter 2003 from $35.6 million in the first quarter last year.  Express services revenues increased to 29.0% of total revenues for first quarter 2003 from 27.3% for the same period last year.  Aviation services revenues improved to 4.4% of total revenues for the quarter versus 3.1% a year ago.

Bank services revenues, excluding fuel surcharges of $1.4 million in first quarter 2003 and less than $0.1 million last year, rose $0.1 million, or 0.6%, to $24.9 million for first quarter 2003 compared to the same quarter last year.  The results benefited from a 4.6% increase in revenue per shipment, partially due to security and dispatch charges implemented during the past year, as well as the addition of several new proof of delivery (POD) routes and other transportation services added during the past year.  These factors offset a 3.7% decline in the number of shipments versus first quarter 2002, which included elimination of shipments related to the Federal Reserve weekend program, the contract for which was not renewed in fourth quarter 2002.  A new pricing strategy is being implemented in 2003 and includes a minimum air system access charge for bank customers with a variable cost per pound charge.  Management believes this pricing strategy provides benefits to both AirNet and its customers as the Company adapts to changes in the banking industry.  AirNet expects to regain some of the revenues previously removed from its system.  To date, customers have been receptive to the change.

Express services achieved positive revenues comparisons in each of its key product categories during first quarter 2003 versus a year ago.  Excluding fuel surcharges, Express services revenues increased to $11.2 million for the quarter from $9.6 million last year, led by a 23.4% increase in Medical shipment revenues.

Aviation services revenues rose 58.6% to $1.7 million for first quarter 2003 compared with $1.1 million for the same period last year.  Revenues from the passenger charter business totaled $1.4 million first quarter 2003, as current industry conditions favor a charter operator that offers high quality, flexible and cost effective charter services, versus $0.9 million last year.

An index-based fuel surcharge program based on the OPIS-CMH (Ohio Price Information Service – Columbus, Ohio Station) price continued during 2003.  Approximately $1.7 million in revenue was recorded in first quarter 2003 as a result of the fuel surcharge program, an increase of $1.6 million from the prior year due to significantly higher fuel prices and the modification of the fuel surcharge program in third quarter 2002.

Total costs and expenses were $38.6 million for first quarter 2003 versus $33.4 million the prior year.

Wages and benefit expenses rose $0.7 million for the quarter compared to last year and were impacted by an increase in health care costs, which the Company self-insures, due to higher claims.  Additionally, pilot wages to support the growth of the passenger charter initiative and call center staffing to support the growth of the Express business were higher than first quarter 2002.

Aircraft fuel expense increased $1.4 million to $4.9 million, despite an improved mix of hours flown by type of aircraft, due to higher fuel prices and a 4.3% increase in the total number of system hours flown compared to first quarter 2002.

Aircraft maintenance expense was $3.4 million or 18.1% higher than the same period last year due to harsh winter weather conditions and increased hours flown compared to the prior year.

Contracted air costs were $4.3 million, or 17.4% above first quarter 2002, due to increases in cargo charter, higher Same Day shipments, and the utilization of third-party aircraft for certain routes during first quarter 2003.  Ground courier costs rose 8.3% to $6.4 million for first quarter 2003 compared to a year ago, principally due to an 11.8% increase in Express volume quarter-over-quarter.

Other expenses for first quarter 2003 included a $0.2 million increase in insurance costs, principally for aircraft, as the result of a premium increase in August 2002 and the addition of aircraft to the fleet as well as a $0.2 million increase in aircraft lease expense.

Selling, general and administrative expense increased $1.2 million for the quarter compared to last year, of which $0.3 million was for one-time severance expenses.  The increase was also impacted by an increase in health care costs and outside services associated with the development of the passenger charter business and marketing plan, growth of the government business and for work done in connection with the Check Clearing Act of the 21st Century.

Liquidity and Capital Resources

Cash flow from operating activities.  Net cash provided by operating activities was $7.2 million for the three months ended March 31, 2003, compared to $2.1 million for the same period in 2002.  Positively impacting cash flow was a $0.3 million distribution from Float Control and $0.9 million prepayment by a large bank customer under the new pricing and collection strategy implemented during first quarter 2003.

Current credit arrangements.  In September 2002, the Company replaced its $50 million revolving credit agreement.  The new credit agreement provides the Company with a three-year $35 million unsecured revolving credit facility scheduled to expire on September 30, 2005 and a five-year $20.0 million unsecured term loan.  The term loan requires quarterly principal installments of $1.0 million.  The credit agreement bears interest, at the Company’s option, at a fixed rate based upon LIBOR plus a margin determined by the Company’s leverage ratio as defined in the agreement, or a floating rate based on the greater of the prime rate and the sum of .5% plus the federal funds rate in effect from time to time.  The new credit agreement requires the maintenance of certain minimum tangible net worth and cash flow levels, imposes certain limitations on capital expenditures and the sale of assets, and restricts the amount of additional debt.  As of March 31, 2003, there was $18.0 million outstanding on the unsecured term loan and $18.1 million outstanding and $16.9 million unused and available on the unsecured revolving credit facility.

During first quarter 2002, AirNet entered into two five-year term loans totaling approximately $3.0 million with fixed interest rates of 5.77%, each secured by an aircraft, and a $3.0 million term loan with a floating interest rate based upon LIBOR, secured by two aircraft. As of March 31, 2003 there was $4.8 million outstanding on these secured term loans, and the net book value of the aircraft securing the loans totaled approximately $6.9 million.

Investing activities.  Capital expenditures totaled $5.2 million for the three months ended March 31, 2003 and 2002.  Of the 2003 expenditures, $1.5 million was for the purchase of a Learjet 35 dedicated to passenger charter services, and $3.5 million was for aircraft inspections, major engine overhauls and related flight equipment.  AirNet anticipates it will spend between $20 million and $30 million in total capital expenditures in 2003.  AirNet anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers and will continue to consider whether future asset acquisitions should be in the form of purchases or leases.

AirNet announced a stock repurchase program in February 2000 allowing AirNet to purchase up to $3.0 million of its common shares.  As of the end of the 2001 fiscal year, $2.4 million of AirNet’s common shares had been repurchased, and there has been no repurchase activity under the program since.  As such, purchases of approximately $0.6 million of the Company’s common shares may still be made over time in the open market or through privately negotiated transactions.  Such future purchases would be considered based on current market conditions and the stock price.

AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings in conjunction with the credit facility.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Inflation and Interest Rates

AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business.  AirNet’s primary market risk exposure relates to interest rate risk.  At March 31, 2003, AirNet had a $36.1 million outstanding balance under our credit agreement subject to market rate changes in interest.  This facility bears interest at AirNet’s option of a fixed rate based on the Eurodollar rate or a floating rate.  Assuming borrowing levels at March 31, 2003, a one hundred basis point change in interest rates would impact net interest expense by approximately $361,000 per year.

In February 2002, AirNet entered into an interest rate swap agreement with a bank relative to a $3.0 million term loan, with a notional amount of $3.0 million and a fixed rate of 4.25% plus a margin based on AirNet’s funded debt ratio.  At March 31, 2003 the aggregate fair value of the interest rate swap was approximately ($103,000).

Fuel Surcharge

AirNet has historically maintained a fuel surcharge/rebate program for its Bank customers.  Under this program, as the OPIS-CMH (Ohio Price Information Service – Columbus, Ohio Station) price of jet fuel exceeds $0.75 per gallon, Bank customers are surcharged.  In turn, if the OPIS-CMH price falls below $0.60 per gallon, the same customers receive a rebate.  In August 2002, AirNet increased the fuel surcharge rate to better match its cost structure with the OPIS-CMH index.

During 2001 and through January 2002, AirNet’s Express customers paid a 4% temporary fuel surcharge on most revenue under a separate program.  In February 2002, AirNet rescinded its 4% fuel surcharge on Express services and implemented a surcharge program using the OPIS-CMH index.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within ninety days prior to the filing date of this quarterly report, an evaluation was performed by AirNet Systems, Inc. under the supervision and with the participation of its management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of AirNet Systems, Inc.’s disclosure controls and procedures, as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, AirNet Systems, Inc.’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective to ensure that material information relating to AirNet Systems, Inc., including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports, including this Form 10-Q, are being prepared.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, referred to above.

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

Item 5.   Other Information.  Not applicable.

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

(b)                                 Reports on Form 8-K:

On February 26, 2003, AirNet Systems, Inc. filed a Current Report on Form 8-K dated that same day reporting under Item 5. Other Events, the issuance of a press release on February 21, 2003  announcing fourth quarter and full year 2002 results.

On January 15, 2003, AirNet Systems, Inc. furnished information to the Securities and Exchange Commission under Item 9.  Regulation FD Disclosure of a Current Report on Form 8-K, dated January 14, 2003.  This information related to Stock Purchase Agreements under which Gerald G. Mercer sold an aggregate of 733,200 common shares of AirNet Systems, Inc. on December 26, 2002 to seven separate investors and Spring Hill Camps sold an aggregate of 256,800 common shares of AirNet Systems, Inc. on January 9, 2003 to three separate investors.  AirNet Systems, Inc. was a party to each of the Stock Purchase Agreements for the limited purpose of granting registration rights in respect of the common shares purchased by each investor from Mr. Mercer or Spring Hill Camps, as appropriate.

AIRNET SYSTEMS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2003	By:	/s/ William R. Sumser
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

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003
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

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003
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