Form 10-Q
period 2003-06-30
AIRNET SYSTEMS INC
filed 2003-08-14
CIK 1011696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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

As of August 8, 2003, there were 10,150,347 shares of the registrant’s common stock, par value $0.01, outstanding.

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$231	$1,484
Accounts receivable, less allowances	17,062	19,029
Inventory and spare parts	7,100	6,926
Deferred taxes	1,529	220
Deposits and prepaids	2,421	3,675
Assets held for sale	1,005	—
Total current assets	29,348	31,334

Net property and equipment	111,419	111,349
Other assets:
Goodwill, net of accumulated amortization	4,018	4,018
Other intangibles, net of accumulated amortization	37	38
Other	530	964
Total assets	$145,352	$147,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,230	$6,008
Salaries and related liabilities	4,000	4,568
Deferred revenues	1,669	—
Accrued expenses	1,354	897
Taxes payable	883	499
Current portion of notes payable	5,212	5,193
Total current liabilities	19,348	17,165

Other liabilities	105	106
Notes payable, less current portion	29,889	36,601
Deferred tax liability	14,344	13,035

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,753 shares issued at June 30, 2003 and at December 31, 2002	128	128
Additional paid-in-capital	76,803	77,152
Retained earnings	30,180	29,158
Accumulated other comprehensive loss	(58)	(59)
Treasury shares, 2,621 and 2,599 shares held at cost at June 30, 2003 and December 31, 2002, respectively	(25,387)	(25,583)
Total shareholders’ equity	81,666	80,796

Total liabilities and shareholders’ equity	$145,352	$147,703

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2003	2002	2003	2002

NET REVENUES
Air transportation, net of excise tax
Bank services	$25,682	$26,012	$52,005	$50,804
Express services	8,631	8,196	17,641	15,781
Aviation services and other operations	2,271	1,208	4,014	2,307
Total net revenues	36,584	35,416	73,660	68,892

COSTS AND EXPENSES
Air transportation
Wages and benefits	5,587	5,274	11,126	10,169
Aircraft fuel	4,951	4,401	9,893	7,966
Aircraft maintenance	2,954	3,267	6,335	6,131
Contracted air costs	2,378	2,091	5,185	4,525
Ground courier	6,123	5,960	12,338	11,656
Depreciation	4,319	4,334	8,511	8,661
Other	3,998	3,308	7,758	6,560
Selling, general and administrative	4,808	4,455	10,121	8,604
Total costs and expenses	35,118	33,090	71,267	64,272
Income from continuing operations	1,466	2,326	2,393	4,620
Interest expense	343	393	748	747
Income from continuing operations and cumulative effect of accounting change before income taxes	1,123	1,933	1,645	3,873
Provision for income taxes	438	754	641	1,510

Income from continuing operations before cumulative effect of accounting change	$685	$1,179	$1,004	$2,363

Income (loss) from discontinued operations, net of taxes	$39	$(71)	$17	$(112)

Cumulative effect of accounting change, net of taxes	—	—	—	1,868

Net income	$724	1,108	$1,021	$383

Income (loss) per share - basic
Continuing operations	$0.07	$0.12	$0.10	$0.23
Discontinued operations	—	$(0.01)	—	$(0.01)
Cumulative effect of accounting change	—	—	—	$(0.18)
Net income per share - basic	$0.07	$0.11	$0.10	$0.04

Income (loss) per share - diluted
Continuing operations	$0.07	$0.12	$0.10	$0.23
Discontinued operations	—	$(0.01)	—	$(0.01)
Cumulative effect of accounting change	—	—	—	$(0.18)
Net income per share - diluted	$0.07	$0.11	$0.10	$0.04

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Six Months Ended June 30,
In thousands	2003	2002

Operating activities:
Net income	$1,021	$383
Cumulative effect of accounting change in 2002	—	1,868
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,543	8,710
Amortization of intangibles	—	14
Provision for losses on accounts receivable	188	192
Gain (loss) on disposition of assets	35	(19)
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	800	(2,026)
Inventory and spare parts	(174)	(2,258)
Prepaid expenses	1,254	(63)
Accounts payable	223	81
Deferred income and accrued expenses	2,126	1,170
Taxes payable	384	381
Salaries and related liabilities	(569)	(714)
Other, net	435	(17)
Net cash provided by operating activities	14,266	7,702

Investing activities:
Purchases of property and equipment	(8,782)	(17,636)
Proceeds from sales of property and equipment	109	299
Net cash used in investing activities	(8,673)	(17,337)

Financing activities:
Proceeds from Incentive Stock Plan programs	98	113
Net borrowings (repayments) under the revolving credit facility	(6,100)	4,350
Net borrowings (repayments) of long-term debt	(594)	5,778
Purchase of treasury shares	(250)	—
Net cash provided by (used in) financing activities	(6,846)	10,241

Net increase (decrease) in cash	(1,253)	606
Cash and cash equivalents at beginning of period	1,484	377
Cash and cash equivalents at end of period	$231	$983

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

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results of interim periods.  The results of operations for the three-month and six-month periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in those financial statements and accompanying notes thereto.  Actual results could differ from those estimates.

Certain reclassifications have been made in the prior year’s financial statements to conform to the presentation for the three months and six months ended June 30, 2003.

2.              Goodwill and Other Intangible Assets

AirNet adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets as of January 1, 2002.  The Company performed the transitional goodwill impairment test using the process prescribed in SFAS No. 142 with a measurement date of January 1, 2002.  Under SFAS No. 142, an impairment charge resulting from the transitional impairment tests is reflected as a cumulative effect of a change in accounting principle in the first quarter of 2002. Based on the results of its transitional goodwill impairment test, the Company recognized an impairment loss, net of tax, of $1,868,000, for goodwill related to the Mercury Business Services reporting unit as a cumulative effect of a change in accounting principle in the first quarter of 2002.

3.              Stock Plans and Awards

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for its employee stock-based compensation plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common shares on the date of grant.  Pro forma information regarding net income and net income per share, as required by SFAS No. 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model.

The following table illustrates the effect on net income and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income, as reported	$724	$1,108	$1,021	$382

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(28)	(59)	(88)	(159)

Pro forma net income	$696	$1,049	$933	$223

Net income per common share – basic and diluted:
As reported	$.07	$.11	$.10	$.04
Pro forma	$.07	$.10	$.09	$.02

4.              Net Income Per Share From Continuing Operations

The following table sets forth the computation of basic and diluted net income from continuing operations per common share (in thousands, except per common share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net income from continuing operations	$685	$1,179	$1,004	$2,363

Denominator:
Basic – weighted average shares outstanding	10,132	10,137	10,125	10,134

Diluted
Stock options – associates, officers, and directors	—	159	—	167
Adjusted weighted average shares outstanding	10,132	10,296	10,125	10,301

Net income per common share from continuing operations –
basic and diluted:	$0.07	$0.11	$0.10	$0.04

Common shares subject to outstanding stock options were excluded from the diluted weighted average shares outstanding calculation, as the exercise price of the stock options exceeded the average fair market value of the underlying common shares for the period, were 1,125,000 and 1,107,000 for the three months and six months ended June 30, 2003, respectively.

5.              Aircraft Leases

On February 1, 2003, AirNet entered into an operating lease for a Cessna Caravan aircraft.  The lease term is for five years and the monthly lease payment is $10,000.

6.              Comprehensive income

Comprehensive income is comprised of net income of the Company and the change in the fair value of interest rate swap agreements, net of income taxes.  Comprehensive income for the six months ended June 30, 2003 and June 30, 2002 was $1,021,000 and $487,000, respectively. Comprehensive income for the three months ended June 30, 2003 was $722,000 and comprehensive income for the three months ended June 30, 2002 was $1,129,000.

7.              Subsequent Events and Discontinued Operations

The Company agreed to sell certain assets of its Mercury Business Services unit that focuses on customers with next day transportation needs. The Company has devoted its resources to providing time critical transportation services. Since these two divergent business models serve different customers with distinctly different transportation needs, the Company decided to divest certain assets of the MercuryBusiness Services unit.

The Company sold the assets, primarily the accounts receivable, personal property and intellectual property to Mercury Business Services, Inc, a Delaware corporation on August 11, 2003 for approximately $1.1 million.

Revenues from the Mercury Business Services unit, included in income (loss) from discontinued operations, for the six months ended June 30, 2003, were $4.9 million compared to $4.4 million a year ago. For the quarter ended June 30 2003 revenues totaled $2.5 million compared to $2.3 million for the same quarter last year.

Income before taxes for the six months ended June 30, 2003 was $28,000 compared to a loss of $184,000 a year ago. For the quarter ended June 30, 2003, income before taxes was $64,000 compared to a loss of $116,000 for the same period last year.

The Company expects to realize an after tax gain on the sale of the assets of less than $100,000.

AIRNET SYSTEMS, INC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

Except for the historical information contained in this Form 10-Q, the matters discussed, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet’s management, are forward-looking statements that involve risks and uncertainties. When used in this document, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “may”, “plan”, “project” and similar expressions are intended to be among statements that identify forward-looking statements.  Such statements involve risks and uncertainties including, but not limited to, the following which could cause actual results to differ materially from any forward-looking statement:  potential regulatory changes by the Federal Aviation Administration (“FAA”), which could increase the regulation of AirNet’s business, or the Federal Reserve, which could change the competitive environment of transporting canceled checks; adverse weather conditions; potential changes in locally and federally mandated security requirements; increases in aviation fuel costs not fully offset by AirNet’s fuel surcharge program; changes in check processing and shipment patterns of bank customers; acts of war and terrorist activities; the impact of a prolonged weakening U.S. economy on time-critical shipment volumes; the acceptance of AirNet’s time-critical service offerings within targeted Express markets; technological advances and increases in the use of electronic funds transfers; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  Please refer to Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for additional details relating to risk factors that could affect AirNet’s results and cause those results to differ materially from those expressed in forward-looking statements.

General

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgements and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the estimates; however, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

Management has discussed the development and selection of the Company’s critical accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent auditors.

AirNet’s 2002 audited consolidated financial statements, included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-13025), contain additional disclosures including a summary of AirNet’s critical accounting policies. The information appearing therein may be useful when reading this discussion and analysis of financial condition and results of operations.

Results of Operations

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Net revenues increased 3.3% to $36.6 million for second quarter 2003 from $35.4 million in the same quarter last year.  Revenues for Aviation services and Express services rose 88.0% and 5.3%, respectively, while Bank services revenues declined 1.3% for the quarter compared to second quarter 2002.  In May 2003, AirNet announced plans to sell certain assets of Mercury Business Services.  Revenue and expense comparisons do not include revenues and expenses associated with Mercury Business Services as they are reported as discontinued operations See Footnote 7, Subsequent Events and Discontinued Operations, to Condensed Consolidated Financial Statements.

Bank services revenues were $25.7 million for the second quarter 2003 versus $26.0 million a year ago.  The second quarter 2003 results included revenues from several Proof of Delivery (“POD”) routes added in the fourth quarter 2002, new weekend business, as well as security and dispatch charges implemented in the third quarter of 2002.  These incremental revenues were offset by the loss of approximately $0.7 million in revenues tied to the loss of the Federal Reserve weekend program in the fourth quarter of last year. AirNet’s new pricing plan for Bank services addresses volume and profitability issues through increased shipment flexibility and incentives.  This pricing strategy gained additional support from customers during the second quarter of 2003.  The company anticipates that this approach will  stabilize revenues over the longer term and may result in the recapture of revenues previously removed from the system.  The number of bank shipments declined 6.3% for the second quarter 2003 compared with last year, primarily due to a 16.3% reduction in weekend shipments resulting primarily from the loss of the Federal Reserve weekend program. Bank services revenues include $0.7 million in fuel surcharges for the quarter compared to $0.2 million a year ago.

Revenues for Express services grew 5.3% to $8.6 million for the second quarter 2003 from $8.2 million a year ago.  Total shipments were 3.4% higher than the second quarter 2002.  Medical revenues continued to grow and were up 8.6% for the quarter compared with a year ago.  Cargo charter, which is the least predictable piece of AirNet’s Express business, was the only category that declined over the prior year.  Revenues for Express services include $0.2 million in fuel surcharges compared to none in the same period last year.

Aviation services revenues rose 88.0% to $2.3 million in the second quarter 2003 compared with $1.2 million the prior year.  This was specifically due to an improved performance in the private passenger charter business where revenues increased 118.2% or approximately $1.0 million compared to the same quarter a year ago.  Aviation services increased to 5.8% of total revenues for the second quarter versus 3.2% last year.

An index-based fuel surcharge program based on the OPIS-CMH (Ohio Price Information Service – Columbus, Ohio Station) price continued during 2003.  Approximately $0.9 million in revenues were recorded in second quarter 2003 as a result of the fuel surcharge program, an increase of $0.7 million from the prior year, due to significantly higher fuel prices and the modification of the fuel surcharge program in third quarter 2002. Fuel surcharges were historically included as a reduction of fuel expense. All prior period balances have been reclassified to conform with the 2003 presentation.

Total costs and expenses were $35.1 million for second quarter 2003 versus $33.1 million the prior year.

Wages and benefit expenses rose $0.3 million for the quarter compared to last year and were impacted by an increase in health care costs, which the Company self-insures and which are allocated between operational and administrative departments, due to higher claims.  Additionally, pilot wages to support the growth of the passenger charter initiative and call center staffing to support the growth of the Express business, were higher than second quarter 2002.

Aircraft fuel expense increased $0.6 million to $5.0 million, despite an improved mix of hours flown by type of aircraft, due to higher fuel prices.  This increase in fuel expense was offset by a $0.7 million increase in fuel surcharge that is reflected in revenues. Aircraft maintenance expense was $0.3 million less than the same period last year due in part to the timing of required inspections and repairs and to a 1.5% reduction in operating hours compared to the same period a year ago.

Contracted air costs rose $0.3 million due to additional same day and weekend shipments on commercial airlines, more routes subcontracted to third party providers than a year ago, and changes in routes directly related to the weekend business.

Ground courier costs rose 2.7% to $6.1 million for second quarter 2003 compared to a year ago due to a 3.4% increase in Express shipments.  Progress is being achieved toward our objective to reduce ground costs per shipment, including a transition from team members to vendors and independent contractors for these services.  Operational audits are being conducted in all of our markets in an effort to determine a more cost effective and appropriate level of third party contractors in each of them.  These efforts will provide us with the information that will allow us to achieve greater flexibility in our cost structure.

Other expenses for second quarter 2003 included $0.2 million of higher costs for aircraft operating leases and $0.2 million higher costs for aircraft insurance versus the second quarter 2002, as the result of a premium increase in third quarter 2002 and the addition of aircraft to the fleet.

Selling, general and administrative expense for the quarter increased $0.4 million compared to last year.  The increase was impacted by an increase in health care costs and outside services associated with the development of the passenger charter business and marketing plan, growth of Express services revenues from the government and for professional fees in connection with understanding the impact of the Check Clearing Act of the 21st Century on our Bank services business.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Net revenues increased 6.9% to $73.7 million for the first six months of 2003 from $68.9 million last year. Bank services revenues improved 2.4% for the 2003 year-to-date period, while Express services revenues rose 11.8% and Aviation services revenues were 74.0% above the same period in 2002. Revenue and expense comparisons for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, do not include revenues and expenses associated with Mercury Business Services as they are reported as discontinued operations. See Footnote 7, Subsequent Events and Discontinued Operations, to Condensed Consolidated Financial Statements.

The increase in Bank services revenues included a $1.9 million increase in fuel surcharges. This increase was offset by a 2.9% decrease in bank weekday shipments and a 15.6% decrease in weekend shipments.

Express services revenues were $17.6 million for the first six months compared to $15.8 million a year ago. Compared to a year ago revenues from Medical customers are up 15.5% while revenues from retail and air courier customers are down 3.1% and 5.3%, respectively.

The growth in Aviation services revenues is the result of an 86.4% growth in passenger charter revenues.

An index-based fuel surcharge program based on the OPIS-CMH (Ohio Price Information Service – Columbus, Ohio Station) price continued during 2003.  Approximately $2.7 million in revenue was recorded in the first six months of 2003 as a result of the fuel surcharge program, an increase of $2.3 million from the prior year due to significantly higher fuel prices and the modification of the fuel surcharge program in third quarter 2002.

Total costs and expenses were $71.3 million for the first six months of 2003 versus $64.3 million the prior year.

Wages and benefit expenses rose $1.0 million for the first six months of 2003 compared to last year and were impacted by an increase in health care costs, which the Company self-insures, due to higher claims.  Additionally, pilot wages to support the growth of the passenger charter initiative and call center staffing to support the growth of the Express business were higher than in the same period a year ago.

Aircraft fuel expense increased $1.9 million for the first six months of 2003 compared to last year, despite an improved mix of hours flown by type of aircraft, due to higher fuel prices. This increase was offset by a $2.3 million increase in fuel surcharge that is reflected in revenues. Aircraft maintenance expense was $0.2 million more than the same period last year due to harsh winter weather conditions and increased hours flown compared to the prior year.

Contracted air costs rose $0.7 million for the first six months of 2003 compared to last year, due to additional same day and weekend shipments on commercial airlines, more routes flown by third party providers than a year ago, and changes in routes directly related to the weekend business.

Ground courier costs also rose $0.7 million for the first six months of 2003 compared to last year as a result of an 11.9% increase in Express shipments. Progress is being achieved toward our objective to reduce ground costs per shipment, including a transition from team members to vendors and independent contractors for these services.   Operational audits are being conducted in all of our markets in an effort to determine a more cost effective and appropriate level of third party contractors in each of them.  These efforts will provide us with the information that will allow us to achieve greater flexibility in our cost structure.

Other expenses for the first six months of 2003 were $7.8 million compared to $6.6 million a year ago and  included $0.4 million of higher costs for aircraft leases and $0.4 million of higher costs for aircraft insurance versus the prior year, as the result of a premium increase in third quarter 2002 and the addition of aircraft to the fleet throughout 2002. Ramp and landing fees also increased $0.1 million compared to the same period last year.

Selling, general and administrative expense for the first six months of 2003 increased $1.5 million compared to last year, of which $0.3 million was for one-time severance expenses.  The increase was also impacted by an increase in health care costs and outside services associated with the development of the passenger charter business and marketing plan, growth of Express services revenues from the government and for professional fees in connection with understanding the impact of the Check Clearing Act of the 21st Century on our Bank services business.

Liquidity and Capital Resources

Cash flow from operating activities.  Net cash provided by operating activities was $14.3 million for the six months ended June 30, 2003, compared to $7.7 million for the same period in 2002.  Positively impacting cash flow was $1.7 million in prepayments by bank customers under the new pricing strategy implemented during the first quarter 2003 and a $0.3 million distribution from Float Control.

Current credit arrangements.  In September 2002, the Company replaced its $50 million revolving credit agreement.  The new credit agreement provides the Company with a three-year $35 million unsecured revolving credit facility scheduled to expire on September 30, 2005 and a five-year $20.0 million unsecured term loan.  The term loan requires quarterly principal installments of $1.0 million.  The credit agreement bears interest, at the Company’s option, at a fixed rate based upon LIBOR plus a margin determined by the Company’s leverage ratio as defined in the credit agreement, or a floating rate based on the greater of the prime rate and the sum of .5% plus the federal funds rate in effect from time to time.  The new credit agreement requires the maintenance of certain minimum tangible net worth and cash flow levels, imposes certain limitations on capital expenditures and the sale of assets, and restricts the amount of additional debt.  As of June 30, 2003, there was $18.0 million outstanding on the unsecured term loan and $15.8 million outstanding and $19.2 million unused and available on the unsecured revolving credit facility.

During first quarter 2002, AirNet entered into two five-year term loans totaling approximately $3.0 million with fixed interest rates of 5.77%, each secured by an aircraft, and a $3.0 million term loan with a floating interest rate based upon LIBOR, secured by two aircraft. As of June 30, 2003 there was $4.5 million outstanding on these secured term loans, and the net book value of the aircraft securing the loans totaled approximately $6.8 million.

Investing activities.  Capital expenditures totaled $8.8 million for the six months ended June 30, 2003 versus $17.6 million in 2002.  Of the 2003 expenditures, $1.5 million was for the purchase of a Learjet 35 dedicated to passenger charter services, and $5.3 million was for major periodic aircraft inspections, major engine overhauls and related flight equipment.  AirNet anticipates it will spend between $20 million and $30 million in total capital expenditures in 2003.  AirNet anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers and will continue to consider whether future asset acquisitions should be in the form of purchases or leases.

AirNet Systems, Inc., announced a stock repurchase program in February 2000 allowing AirNet Systems, Inc., to purchase up to $3.0 million of its common shares.  As of the end of the 2001 fiscal year, $2.4 million of common shares had been repurchased, and there has been no repurchase activity under the program since. As such, purchases of approximately $0.6 million of the  common shares of AirNet Systems, Inc., may still be made over time in the open market or through privately negotiated transactions.  Such future purchases would be considered based on current market conditions and the stock price. AirNet Systems, Inc., acquired 52,410 common shares, outside the repurchase program, for $249,996 on January 2, 2003 from former Chairman Gerald Mercer under the terms of his retirement agreement.

AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand and bank borrowings in conjunction with the credit facility.

The Company sold certain assets, primarily the accounts receivable, personal property and intellectual property of its Mercury Business Service unit to Mercury Business Services, Inc., a Delaware corporation on August 11, 2003 for approximately $1.1 million. Mercury Business Services, Inc., paid approximately $455,000 of the purchase price through the issuance of a ninety day promissory note secured by the assets being sold and guaranteed by the shareholders of Mercury Business Services, Inc. Under terms of the Asset Purchase Agreement, approximately $536,000 of the purchase price was paid with AirNet Systems, Inc. common shares owned by the shareholders of Mercury Business Services, Inc., including 56,000 common shares tendered to AirNet Systems, Inc., prior to the closing at $4.30 per common share (the closing price of the AirNet Systems, Inc., common shares on the NYSE on July 25, 2003) and 68,494 common shares tendered to AirNet Systems, Inc., on the closing date at $4.31 per common share (the average closing price of the AirNet Systems, Inc., common shares on the NYSE on August 4-6, 2003). The balance of the purchase price was paid in cash.

Seasonality and Variability in Quarterly Results

AirNet’s operations historically have been somewhat seasonal and somewhat dependent on the number of banking holidays falling during the week.  Because financial institutions are currently AirNet’s principal customers, AirNet’s air system is scheduled primarily around the needs of financial institution customers.  When financial institutions are closed, there is no need for AirNet to operate a full system.  AirNet’s fiscal quarter ending December 31 is often the most impacted by bank holidays (including Thanksgiving and Christmas) recognized by its primary customers.  When these holidays fall on Monday through Thursday, AirNet’s revenues and net income are adversely affected. AirNet’s annual results fluctuate as well based on when holidays fall during the week over the course of the year.

Operating results are also affected by the weather.  AirNet generally experiences higher maintenance costs during its fiscal quarter ending March 31.  Winter weather often requires additional costs for de-icing, hangar rental and other aircraft services.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Inflation and Interest Rates

AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business.  AirNet’s primary market risk exposure relates to interest rate risk.  At June 30, 2003, AirNet had a $30.6 million outstanding balance under our credit agreement subject to market rate changes in interest. The credit agreement bears interest, at the Company’s option, at a fixed rate based upon LIBOR plus a margin determined by the Company’s leverage ratio as defined in the credit agreement, or a floating rate based on the greater of the prime rate and the sum of .5% plus the federal funds rate in effect from time to time.  Assuming borrowing levels at June 30, 2003, a one hundred basis point change in interest rates would impact net interest expense by approximately $306,000 per year.

During first quarter 2002, AirNet entered into two five-year term loans totaling approximately $3.0 million with fixed interest rates of 5.77%, each secured by an aircraft, and a $3.0 million term loan with a floating interest rate based upon LIBOR, secured by two aircraft. However, in February 2002, AirNet entered into an interest rate swap agreement with a bank relative to a $3.0 million term loan, with a notional amount of $3.0 million and a fixed rate of 4.25% plus a margin based on AirNet’s funded debt ratio.  At June 30, 2003, the aggregate fair value of the interest rate swap was approximately ($105,000).

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

During 2001 and through January 2002, AirNet’s Express customers paid a 4% temporary fuel surcharge on most revenues under a separate program.  In February 2002, AirNet rescinded its 4% fuel surcharge on Express services and implemented a surcharge program using the OPIS-CMH index.

Item 4.           Controls and Procedures

With the participation of management of AirNet Systems, Inc. (the “Registrant”), including the Registrant’s principal executive officer and principal financial officer, the Registrant has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Registrant and its consolidated subsidiaries is made known to them, particularly during the period for which the Registrant’s periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

In addition, there were no significant changes during the period covered by this Quarterly Report on Form 10-Q in the Registrant’s internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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

Item 2.                                     Changes in Securities and Use of Proceeds. Not Applicable

Item 3.                                     Defaults Upon Senior Securities.  Not Applicable

Item 4.                                     Submission of Matters to a Vote of Security Holders.

(a)          The Annual Meeting of Shareholders (the “Annual Meeting”) of AirNet Systems, Inc. was held on May 9, 2003.  The number of common shares of AirNet Systems, Inc. outstanding and entitled to vote at the Annual Meeting was 10,112,317.  The number of common shares represented in person or by proxy at the Annual Meeting was 7,956,561.

(b)         Directors elected at the Annual Meeting:

Joel E. Biggerstaff
For:	7,871,334
Withheld:	85,227	Broker non-vote:	-0	-

Russell M. Gertmenian
For:	7,882,500
Withheld:	74,061	Broker non-vote:	-0	-

David P. Lauer
For:	7,880,900
Withheld:	75,661	Broker non-vote:	-0	-

Bruce D. Parker
For:	7,879,960
Withheld:	76,601	Broker non-vote:	-0	-

James E. Riddle
For:	7,660,452
Withheld:	296,109	Broker non-vote:	-0	-

(c)          See Item 4(b) for voting results for directors.

(d)         Not applicable.

Item 5.                                     Other Information.  Not applicable.

Item 6.                                     Exhibits and Reports on Form 8-K.

(a)          Exhibits (filed herewith):

Exhibit No.	Description

2.1

Asset Purchase Agreement, dated July 15, 2003, by and among AirNet Systems, Inc., Mercury Business Services, Inc., Andrew R. Cooke, Peter G. Salisbury and Christopher F. Valente [ incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of AirNet Systems, Inc., dated July 15, 2003, and filed on that day (File No. 1-13025)]

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer) [Filed herewith]
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer) [Filed herewith]
32.1	Section 1350 Certification (Principal Executive Officer) [Filed herewith]
32.2	Section 1350 Certification (Principal Financial Officer) [Filed herewith]

(b)         Reports on Form 8-K:

On May 27, 2003, AirNet Systems, Inc. filed a Current Report on Form 8-K dated that same day reporting under Item 5. Other Events and Regulation FD Disclosure, , the issuance of a press release on May 23, 2003 announcing plans to sell its Mercury Business Services unit.

On May 8, 2003, AirNet Systems, Inc. furnished to the SEC on a Current Report on Form 8-K dated May 7, 2003, reporting under Item 9. Regulation FD Disclosure (which information was also deemed provided under Item 12. Results of Operations and Financial Condition) that on May 7, 2003, AirNet Systems, Inc., issued a news release announcing results for the three months ended March 31, 2003.

AIRNET SYSTEMS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2003	By:	/s/ William R. Sumser
William R. Sumser,
Chief Financial Officer, Treasurer, Secretary and Vice President, Finance (Duly Authorized Officer) (Principal Financial Officer)

AIRNET SYSTEMS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1

Asset Purchase Agreement, dated July 15, 2003, by and among AirNet Systems, Inc., Mercury Business Services, Inc., Andrew R. Cooke, Peter G. Salisbury and Christopher F. Valente [ incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of AirNet Systems, Inc., dated July 15, 2003, and filed on that day (File No. 1-13025)]

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer) [Filed herewith]
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer) [Filed herewith]
32.1	Section 1350 Certification (Principal Executive Officer) [Filed herewith]
32.2	Section 1350 Certification (Principal Financial Officer) [Filed herewith]