Form 10-Q
period 2003-09-30
AIRNET SYSTEMS INC
filed 2003-11-13
CIK 1011696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

As of October 29, 2003, 10,033,691 of the registrant’s common shares, par value $0.01, were outstanding.

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands	September 30 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,519	$1,484
Accounts receivable, less allowances	17,678	19,029
Inventory and spare parts	7,140	6,926
Deferred taxes	217	220
Taxes receivable	1,228	—
Deposits and prepaids	4,433	3,675
Total current assets	32,215	31,334

Net property and equipment	111,615	111,349
Other assets:
Goodwill, net of accumulated amortization	4,018	4,018
Other intangibles, net of accumulated amortization	38	38
Other	455	964
Total assets	$148,341	$147,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,723	$6,008
Salaries and related liabilities	4,388	4,568
Deferred revenues	1,381	—
Accrued expenses	1,333	897
Taxes payable	200	499
Current portion of notes payable	5,221	5,193
Total current liabilities	20,246	17,165

Other liabilities	84	106
Notes payable, less current portion	29,980	36,601
Deferred tax liability	14,490	13,035

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,753 shares issued at September 30, 2003 and at December 31, 2002	128	128
Additional paid-in-capital	77,862	77,152
Retained earnings	31,227	29,158
Accumulated other comprehensive loss	(46)	(59)
Treasury shares, 2,728 and 2,599 shares held at cost at September 30, 2003 and December 31, 2002, respectively	(25,630)	(25,583)
Total shareholders’ equity	83,541	80,796

Total liabilities and shareholders’ equity	$148,341	$147,703

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2003	2002	2003	2002

NET REVENUES
Air transportation, net of excise tax
Bank services	$25,996	$26,293	$78,000	$77,097
Express services	9,265	9,256	26,906	25,036
Aviation services and other operations	2,759	1,394	6,773	3,701
Total net revenues	38,020	36,943	111,679	105,834

COSTS AND EXPENSES
Air transportation
Wages and benefits	5,790	5,504	16,917	15,673
Aircraft fuel	4,655	4,728	14,548	12,694
Aircraft maintenance	2,750	2,899	9,085	9,030
Contracted air costs	2,411	2,099	7,596	6,624
Ground courier	6,392	6,405	18,730	18,061
Depreciation	4,549	4,375	13,060	13,036
Other	4,141	3,287	11,898	9,846
Selling, general and administrative	5,086	4,701	15,206	13,305
Total costs and expenses	35,774	33,998	107,040	98,269
Income from continuing operations before interest, taxes and cumulative effect of accounting change	2,246	2,945	4,639	7,565
Interest expense	312	477	1,060	1,224
Income from continuing operations before taxes and cumulative effect of accounting change	1,934	2,468	3,579	6,341
Provision for income taxes	862	963	1,503	2,475

Income from continuing operations before cumulative effect of accounting change	1,072	1,505	2,076	3,866

Loss from discontinued operations, net of taxes	(25)	(64)	(8)	(174)

Cumulative effect of accounting change, net of taxes	—	—	—	1,868

Net income	$1,047	$1,441	$2,068	$1,824

Income (loss) per share - basic and diluted
Continuing operations	$0.11	$0.15	$0.21	$0.38
Discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Cumulative effect of accounting change	—	—	—	$0.18
Net income per share - basic and diluted	$0.10	$0.14	$0.20	$0.18

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Nine Months Ended September 30,
In thousands	2003	2002

Operating activities:
Net income	$2,068	$1,824
Cumulative effect of accounting change in 2002	—	1,868
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	13,101	13,103
Amortization of intangibles	—	17
Deferred taxes	1,450	—
Provision for losses on accounts receivable	347	302
(Gain) loss on disposition of assets	(93)	79
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	1,004	(2,748)
Inventory and spare parts	(215)	(1,078)
Prepaid expenses	(759)	(2,349)
Accounts payable	1,716	2,170
Deferred income and accrued expenses	1,817	(213)
Taxes payable	(232)	1,210
Salaries and related liabilities	(180)	(838)
Other, net	(26)	(204)
Net cash provided by operating activities	19,998	13,143

Investing activities:
Purchases of property and equipment	(13,413)	(25,402)
Proceeds from sales of property and equipment	17	336
Proceeds from sale of Mercury Business Services	122	—
Net cash used in investing activities	(13,274)	(25,066)

Financing activities:
Proceeds from Incentive Stock Plan programs	141	163
Net borrowings (repayments) under the revolving credit facility	(5,700)	10,397
Net borrowings (repayments) of long-term debt	(894)	5,288
Purchase of treasury shares	(236)	—
Net cash provided by (used in) financing activities	(6,689)	15,848

Net increase in cash	35	3,925
Cash and cash equivalents at beginning of period	1,484	377
Cash and cash equivalents at end of period	$1,519	$4,302

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

The accompanying condensed consolidated financial statements include the accounts of AirNet.  These financial statements are unaudited and have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by such rules and regulations.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results of interim periods.  The results of operations for the three-month and nine-month periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in those financial statements and accompanying notes thereto.  Actual results could differ from those estimates.

Certain reclassifications have been made in the prior year’s financial statements to conform to the presentation for the three months and nine months ended September 30, 2003.

2.              Goodwill and Other Intangible Assets

AirNet adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets as of January 1, 2002.  The Company performed the transitional goodwill impairment test using the process prescribed in SFAS No. 142 with a measurement date of January 1, 2002.  Under SFAS No. 142, an impairment charge resulting from the transitional impairment tests is reflected as a cumulative effect of a change in accounting principle in the first quarter of 2002. Based on the results of its transitional goodwill impairment test, the Company recognized an impairment loss, net of tax, of $1,868,000, for goodwill related to the Mercury Business Services unit as a cumulative effect of a change in accounting principle in the first quarter of 2002.

3.              Stock Plans and Awards

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for its employee and director stock-based compensation plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common shares on the date of grant.  Pro forma information regarding net income and net income per share, as required by SFAS No. 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model.

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net income, as reported	$1,047	$1,441	$2,068	$1,824

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(23)	(40)	(108)	(196)

Pro forma net income	$1,024	$1,401	$1,960	$1,628

Net income per share – basic and diluted:
As reported	$.10	$.14	$.20	$.18
Pro forma	$.10	$.14	$.19	$.16

4.              Income Per Share From Continuing Operations

The following table sets forth the computation of basic and diluted income from continuing operations per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Income from continuing operations	$1,072	$1,505	$2,076	$3,866

Denominator:
Basic – weighted average shares outstanding	10,070	10,143	10,106	10,137

Diluted
Stock options – associates, officers, and directors	19	78	20	142
Adjusted weighted average shares outstanding	10,089	10,221	10,126	10,279

Income per share from continuing operations –
Basic and diluted:	$0.11	$0.15	$0.21	$0.38

Common shares subject to outstanding stock options were excluded from the diluted weighted average shares outstanding calculation, as the exercise price of the stock options exceeded the average fair market value of the underlying common shares for the period, were 883,000 and 1,025,000 for the three months and nine months ended September 30, 2003, respectively.

5.              Comprehensive income

Comprehensive income is comprised of net income of the Company and the change in the fair value of interest rate swap agreements, net of income taxes.  Comprehensive income for the nine months ended September 30, 2003 and September 30, 2002 was $2,081,000 and $1,954,000, respectively. Comprehensive income for the three months ended September 30, 2003 was $1,060,000 and comprehensive income for the three months ended September 30, 2002 was $1,466,000.

6.              Discontinued Operations

The Company sold certain assets of its Mercury Business Services unit that focuses on customers with next day transportation needs. The Company is increasing its marketplace effort to provide value-added, expedited transportation services. Since these two divergent business models serve different customers with distinctly different transportation needs, the Company decided to divest certain assets of the Mercury Business Services unit.

The Company sold the assets, primarily the accounts receivable, personal property and intellectual property, with a carrying amount at the time of sale of approximately $1.0 million,  to Mercury Business Services, Inc, a Delaware corporation, on August 11, 2003 for approximately $1.1 million.

The Company received approximately $455,000 of the purchase price in a ninety day promissory note secured by the assets being sold and guaranteed by the shareholders of Mercury Business Services, Inc. At September 30, 2003, approximately $303,000 was outstanding under the promissory note. Under terms of the Asset Purchase Agreement, approximately $536,000 of the purchase price was paid with AirNet Systems, Inc. common shares owned by the shareholders of Mercury Business Services, Inc., including 56,000 common shares tendered to AirNet Systems, Inc., prior to the closing at $4.30 per common share (the closing price of the AirNet Systems, Inc., common shares on the NYSE on July 25, 2003) and 68,494 common shares tendered to AirNet Systems, Inc., on the closing date at $4.31 per common share (the average closing price of the AirNet Systems, Inc., common shares on the NYSE on August 4-6, 2003). The balance of the purchase price was paid in cash.

Revenues from the Mercury Business Services unit, included in loss from discontinued operations, for the nine months ended September 30, 2003, were $5.9 million compared to $6.6 million a year ago. For the quarter ended September 30 2003, revenues totaled $1.0 million compared to $2.2 million for the same quarter last year.

Loss before taxes for the nine months ended September 30, 2003 was $13,000, net of $100,000 gain on the sale of assets, compared to a loss before taxes of $290,000 a year ago. For the quarter ended September 30, 2003, loss before taxes was $41,000, net of $100,000 gain on the sale of assets, compared to a loss before taxes of $106,000 for the same period last year.

The Company realized an after tax gain on the sale of the assets of approximately $60,000, which is included in the loss from discontinued operations on the statement of operations.

7.              Income Taxes

In connection with the 1996 repurchase and cancellation of the Donald Wright Warrant, the Company recognized a related tax benefit estimated to be $7.0 million based upon management’s judgment and estimation of the portion of the Donald Wright Warrant which would be deductible for income tax purposes.  This tax benefit was recognized as additional paid in capital on the Company’s Balance Sheet and has had no effect on the Company’s Statement of Operations.  During the third quarter 2003, this matter was partially resolved and the Company has realized tax deductions related to this transaction in excess of management’s original estimates resulting in additional tax benefits.  The additional tax benefits associated with the deductible portion of the Donald Wright Warrant have exceeded the original estimate by $1.3 million.  The additional tax benefit, as was the initial estimated tax benefit associated with the Donald Wright Warrant, has been recorded at September 30, 2003 as an increase to additional paid in capital.

During the third quarter of 2003, the Company reviewed and adjusted its estimated effective income tax rate from 39% to 42% based on forecasted income for the remainder of the year.

AIRNET SYSTEMS, INC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

Except for the historical information contained in this Form 10-Q, the matters discussed, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet’s management, are forward-looking statements that involve risks and uncertainties. When used in this document, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “may”, “plan”, “project” and similar expressions are intended to be among statements that identify forward-looking statements.  Such statements involve risks and uncertainties including, but not limited to, the following which could cause actual results to differ materially from any forward-looking statement: potential regulatory changes by the Federal Aviation Administration (“FAA”), which could increase the regulation of AirNet’s business, or the Federal Reserve, implementation of the Check Clearing Act of the 21st Century, or similar legislation, which could change the competitive environment of transporting canceled checks; adverse weather conditions; potential changes in locally and federally mandated security requirements; increases in aviation fuel costs not fully offset by AirNet’s fuel surcharge program; changes in check processing and shipment patterns of bank customers; acts of war and terrorist activities; the impact of a prolonged weakening U.S. economy on time-critical shipment volumes; the acceptance of AirNet’s time-critical service offerings within targeted Express markets; technological advances and increases in the use of electronic funds transfers; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  Please refer to Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 for additional details relating to risk factors that could affect AirNet’s results and cause those results to differ materially from those expressed in forward-looking statements.

General

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgements and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. AirNet’s management maintains a thorough process to review the application of its accounting policies and to evaluate the appropriateness of the estimates; however, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

Management has discussed the development and selection of the Company’s critical accounting policies and estimates with the Audit Committee of AirNet Systems, Inc.’s Board of Directors and with its independent auditors.

AirNet’s 2002 audited consolidated financial statements, included in Item 8 of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-13025), contain additional disclosures regarding AirNet’s accounting policies and Item 7 of that Annual Report includes a summary of AirNet’s critical accounting policies. The information appearing therein may be useful when reading this discussion and analysis of financial condition and results of operations.

Results of Operations

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Net revenues increased 2.9% to $38.0 million for third quarter 2003 from $36.9 million in the same quarter last year.  Revenues for Aviation services and Express services rose 98.0% and 0.1%, respectively, while Bank services revenues declined 1.1% for the third quarter compared to third quarter 2002.  In August 2003, AirNet sold certain assets of its Mercury Business Services unit.  Revenue and expense comparisons do not include revenues and expenses associated with the Mercury Business Services unit as they are included in discontinued operations.  For more information, see Footnote 6, Discontinued Operations, to Condensed Consolidated Financial Statements.

Bank services revenues were $26.0 million for the third quarter 2003 versus $26.3 million a year ago.  The third quarter 2003 results included revenues from several Proof of Delivery (“POD”) routes added in the fourth quarter 2002, new weekend business, as well as security and dispatch charges implemented in the third quarter 2002.  These incremental revenues were offset by the loss of approximately $0.7 million in revenues tied to the loss of the Federal Reserve weekend program in the fourth quarter of last year. AirNet’s new pricing plan for Bank services addresses volume and profitability issues through increased shipment flexibility and incentives.  This pricing strategy gained additional support from customers during the first nine months of 2003.  The Company believes this approach is helping to stabilize revenues and may result in the recapture of a portion of the revenues previously removed from the system.  The number of bank shipments declined 1.6% for the third quarter 2003 compared with last year, primarily due to a 25.7% reduction in the volume of weekend shipments resulting primarily from the loss of the Federal Reserve weekend program. Bank services revenues include $0.8 million in fuel surcharges for the third quarter 2003 compared to $0.5 million a year ago.

Revenues for Express services remained flat at $9.3 million for the third quarter 2003 and the same quarter a year ago.  Total Express shipments were 1.7% lower than the third quarter 2002.  Shipments on the AirNet airline rose 6.2% compared to the third quarter 2002 and were 1.3% higher than the second quarter 2003.  Medical revenues were down $0.5 million compared to the same quarter a year ago. The loss is primarily due to the reduction of shipment volume that resulted from the implementation of new screening procedures stipulated by the Transportation Safety Administration in the third quarter 2002.  In addition, there has been less on-demand charter activity from Express customers in 2003 than the prior year.  These decreases were offset by increased activity with international customers.  Air Courier revenues increased 18.8% compared to a year ago. Revenues for Express services include $0.2 million in fuel surcharges compared to $0.1 million in the same period last year.

Aviation services revenues rose 98.0% to $2.8 million in the third quarter 2003 compared with $1.4 million a year ago.  This was due to an improved performance in the private passenger charter business where revenues increased 106% or approximately $1.2 million compared to the same quarter a year ago.  Aviation services revenues increased to 7.3% of total revenues for the third quarter 2003 versus 3.8% last year.

An index-based fuel surcharge program continued during 2003.  Approximately $1.0 million in revenues were recorded in the third quarter 2003 as a result of the fuel surcharge program, an increase of nearly $0.5 million from the prior year, due to significantly higher fuel prices and the modification of the fuel surcharge program in third quarter 2002. Fuel surcharges were historically included as a reduction of fuel expense. All prior period amounts have been reclassified to conform to the 2003 presentation.

Total costs and expenses were $35.8 million for third quarter 2003 versus $34.0 million the prior year.

Wages and benefit expenses rose $0.3 million for the third quarter 2003 compared to last year and were impacted by an increase in higher claims for health care, which the Company self-insures and which are allocated between operational and administrative departments.  Additionally, pilot wages to support the growth of the passenger charter initiative and call center staffing to support the Express business, were higher than the third quarter 2002.

Although fuel prices were up slightly during the third quarter 2003, hours flown were similar to those flown in the third quarter of the prior year.  The increased fuel prices during the third quarter 2003 were offset by a change in mix of hours flown by aircraft type and improved buying habits as compared to the same time period for the prior year.

Aircraft maintenance expense was $0.1 million less than the same period last year due in part to the timing of required inspections and repairs and to a 1.7% reduction in system operating hours compared to the same period a year ago.

Contracted air costs rose $0.3 million due to additional sameday and weekend shipments on commercial airlines, more routes subcontracted to third party providers than a year ago, and changes in routes directly related to the weekend business.

Ground courier costs remained flat at $6.4 million for the third quarter 2003 compared to last year.  Progress is being achieved toward the Company’s objective to reduce ground costs per shipment, including a transition from team members to vendors and independent contractors for these services.  Operational audits continue in many of the Company’s markets in an effort to determine a more cost effective and appropriate level of third party contractors in each of them.  These efforts provide AirNet with the information that allows it  to achieve greater flexibility in its cost structure.

Other expenses for third quarter 2003 were $0.9 million higher than a year ago and included an increase in aircraft operating lease expense of $0.1 million, increased operational travel and training costs of $0.2 million and $0.2 million higher aircraft insurance costs versus the third quarter 2002.  Aircraft insurance expenses rose as a result of premium increases in third quarter and the addition of aircraft to the fleet.

Selling, general and administrative expense for the third quarter 2003 increased $0.4 million compared to last year, of which $0.3 million was for severance expenses.

During the third quarter of 2003, the Company reviewed and adjusted its estimated effective income tax rate from 39% to 42% based on forecasted income for the remainder of the year.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Net revenues increased 5.5% to $111.7 million for the nine months ended September 30, 2003 from $105.8 million last year. Bank services revenues improved 1.2% for the 2003 year-to-date period, while Express services revenues rose 7.5% and Aviation services revenues were 83.0% above the same period in 2002. Revenue and expense comparisons for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, do not include revenues and expenses associated with the Mercury Business Services unit as they are included in discontinued operations. For more information, see Footnote 6, Discontinued Operations, to Condensed Consolidated Financial Statements.

The increase in Bank services revenues included a $2.2 million increase in fuel surcharges. Lost revenues from the transportation of cash letters have been nearly offset by revenues from additional POD business. The loss of the Federal Reserve weekend business in the fourth quarter 2002 resulted in a decrease in weekend revenues of nearly $2.0 million.

Express services revenues were $26.9 million for the nine months ended September 30, 2003 compared to $25.0 million a year ago. Compared to a year ago, revenues from Medical customers are up 6.2%, revenues from air courier customers are up 2.7% while revenues from retail customers are down 1.8%.

The growth in Aviation services and other operations revenues, an increase of $3.1 million over the same period last year, is the primarily the result of a 94.3% growth in passenger charter revenues.

An index-based fuel surcharge program continued during 2003.  Approximately $3.7 million in revenue was recorded in the nine months ended September 30, 2003 as a result of the fuel surcharge program, an increase of $2.8 million from the prior year due to significantly higher fuel prices and the modification of the fuel surcharge program in third quarter 2002.

Total costs and expenses were $107.0 million for the nine months ended September 30, 2003 versus $98.3 million the prior year.

Wages and benefit expenses rose $1.2 million for the nine months ended September 30, 2003 compared to last year and were impacted by an increase in higher claims for health care, which the Company self-insures.  Additionally, pilot wages to support the growth of passenger charter and call center staffing to support the growth of the Express business were $0.7 million higher than in the same period a year ago.

Aircraft fuel expense increased $1.9 million for the nine months ended September 30, 2003 compared to last year, despite an improved mix of hours flown by type of aircraft, due to higher fuel prices. This increase was offset by a $2.8 million increase in fuel surcharge that is reflected in revenues.

Contracted air costs rose $1.0 million for the nine months ended September 30, 2003 compared to last year, due to additional same day and weekend shipments on commercial airlines, more routes flown by third party providers than a year ago, and changes in routes directly related to the weekend business. An FAA mandated grounding of a part of the Company’s Navajo fleet also resulted in an increase in contracted air cost in the early part of 2003.  All Navajo aircraft were returned to service by the end of the first quarter 2003.

Ground courier costs also rose $0.7 million or 3.7%, for the nine months ended September 30, 2003 compared to last year as a result of an 8.4% increase in Express shipments. Progress is being achieved toward the Company’s objective to reduce ground costs per shipment, including a transition from team members to vendors and independent contractors for these services.   Operational audits continue to be conducted in all of the Company’s markets in an effort to determine a more cost effective and appropriate level of third party contractors in each of them. These efforts provide AirNet with the information that allows it to achieve greater flexibility in its cost structure.

Other expenses for the nine months ended September 30, 2003 were $11.9 million compared to $9.8 million a year ago and included $0.5 million of higher costs for aircraft leases and $0.5 million of higher costs for aircraft insurance versus the prior year, as the result of a premium increase in third quarter 2002 and the addition of aircraft to the fleet throughout 2002. Ramp and landing fees also increased $0.2 million compared to the same period last year. Operational travel and training costs increased $0.3 million compared to last year.

Selling, general and administrative expense for the nine months ended September 30, 2003 were $15.2 million, an increase of $1.9 million compared to last year, of which $0.7 million was for severance expenses.  The increase was also impacted by an increase in health care costs and outside services associated with the development of the passenger charter business and growth of the government business. Director and Officer insurance expense increased $0.1 million for the nine-month period.

Liquidity and Capital Resources

Cash flow from operating activities.  Net cash provided by operating activities was $20.0 million for the nine months ended September 30, 2003, compared to $13.1 million for the same period in 2002.  Positively impacting cash flow were $1.4 million in prepayments by bank customers under the new pricing strategy implemented during the first quarter 2003 and a $0.3 million distribution from the investment of a subsidiary.

Current credit arrangements.  In September 2002, the Company replaced its $50 million revolving credit agreement.  The new credit agreement provides the Company with a three-year $35 million unsecured revolving credit facility scheduled to expire on September 30, 2005 and a five-year $20.0 million unsecured term loan.  The term loan requires quarterly principal installments of $1.0 million.  The credit agreement bears interest, at the Company’s option, at a fixed rate based upon LIBOR plus a margin determined by the Company’s leverage ratio as defined in the credit agreement, or a floating rate based on the greater of the prime rate and the sum of 0.5% plus the federal funds rate in effect from time to time.  The new credit agreement requires the maintenance of certain minimum tangible net worth and cash flow levels, imposes certain limitations on capital expenditures and the sale of assets, and restricts the amount of additional debt.  As of September 30, 2003, there was $16.0 million outstanding on the unsecured term loan and $15.0 million outstanding and $20.0 million unused and available on the unsecured revolving credit facility.

During first quarter 2002, AirNet entered into two five-year term loans totaling approximately $3.0 million with fixed interest rates of 5.77%, each secured by aircraft, and a $3.0 million term loan with a floating interest rate based upon LIBOR, secured by two aircraft. As of September 30, 2003 there was $4.2 million outstanding on these secured term loans, and the net book value of the aircraft securing the loans totaled approximately $7.2 million.

Investing activities.  Capital expenditures totaled $13.4 million for the nine months ended September 30, 2003 versus $25.4 million in 2002.  Of the 2003 expenditures, $1.5 million was for the purchase of a Learjet 35 dedicated to passenger charter services, and $9.0 million was for major periodic aircraft inspections, major engine overhauls and related flight equipment.  AirNet anticipates it will spend between $20 million and $30 million in total capital expenditures in 2003.  AirNet anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers and will evaluate whether future asset acquisitions should be purchases or leases.

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

The Company sold certain assets, primarily the accounts receivable, personal property and intellectual property of its Mercury Business Services unit to Mercury Business Services, Inc., a Delaware corporation on August 11, 2003 for approximately $1.1 million. Mercury Business Services, Inc., paid approximately $455,000 of the purchase price through the issuance of a ninety day promissory note secured by the assets being sold and guaranteed by the shareholders of Mercury Business Services, Inc. At September 30, 2003, approximately $303,000 was outstanding under the promissory note. Under terms of the Asset Purchase Agreement, approximately $536,000 of the purchase price was paid with AirNet Systems, Inc. common shares owned by the shareholders of Mercury Business Services, Inc., including 56,000 common shares tendered to AirNet Systems, Inc., prior to the closing at $4.30 per common share (the closing price of the AirNet Systems, Inc., common shares on the NYSE on July 25, 2003) and 68,494 common shares tendered to AirNet Systems, Inc., on the closing date at $4.31 per common share (the average closing price of the AirNet Systems, Inc., common shares on the NYSE on August 4-6, 2003). The balance of the purchase price was paid in cash.

AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand, borrowings in conjunction with the bank credit facility or other sources, including leasing.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Inflation and Interest Rates

AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business.  AirNet’s primary market risk exposure relates to interest rate risk.  At September 30, 2003, AirNet had a $31.0 million outstanding balance under its credit agreement subject to market rate changes in interest. The credit agreement bears interest, at the Company’s option, at a fixed rate based upon LIBOR plus a margin determined by the Company’s leverage ratio as defined in the credit agreement, or a floating rate based on the greater of the prime rate and the sum of 0.5% plus the federal funds rate in effect from time to time.  Assuming borrowing levels at September 30, 2003, a one hundred basis point change in interest rates would impact net interest expense by approximately $310,000 per year.

During first quarter 2002, AirNet entered into two five-year term loans totaling approximately $3.0 million with fixed interest rates of 5.77%, each secured by an aircraft, and a $3.0 million term loan with a floating interest rate based upon LIBOR, secured by two aircraft. However, in February 2002, AirNet entered into an interest rate swap agreement with a bank relative to a $3.0 million term loan, with a notional amount of $3.0 million and a fixed rate of 4.25% plus a margin based on AirNet’s funded debt ratio.  At September 30, 2003, the aggregate fair value of the interest rate swap was approximately ($84,000).

Fuel Surcharge

AirNet has historically maintained a fuel surcharge/rebate program for its Bank customers.  Under this program, as the OPIS-CMH (Ohio Price Information Service – Columbus, Ohio Station) price of jet fuel exceeds a ceiling amount per gallon, Bank customers are surcharged.  In turn, if the OPIS-CMH price falls below a floor amount per gallon, the same customers receive a rebate.  In August 2002, AirNet increased the fuel surcharge rate to better match its cost structure with the OPIS-CMH index.

In February 2002, AirNet rescinded its 4% fuel surcharge on Express services and implemented a surcharge program using the OPIS-CMH index.

Item 4.           Controls and Procedures

With the participation of management of AirNet Systems, Inc. (the “Registrant”), including the Registrant’s principal executive officer and principal financial officer, the Registrant has evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s principal executive officer and the Registrant’s principal financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Registrant and its consolidated subsidiaries is made known to them, particularly during the period for which the Registrant’s periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

In addition, there were no significant changes during the period covered by this Quarterly Report on Form 10-Q in the Registrant’s internal control over financial reporting (as defined in Rule 13a -15 under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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
2.1

Asset Purchase Agreement, dated July 11, 2003, by and among AirNet Systems, Inc., AirNet Management, Inc., Mercury Business Services, Inc., Andrew R. Cooke, Peter G. Salisbury and Christopher F. Valente [ incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of AirNet Systems, Inc., dated July 15, 2003, and filed on that day (File No. 1-13025)]

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer) [Filed herewith]
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer) [Filed herewith]
32.1	Section 1350 Certification (Principal Executive Officer) [Filed herewith]
32.2	Section 1350 Certification (Principal Financial Officer) [Filed herewith]

(b)         Reports on Form 8-K:

On July 15, 2003, AirNet Systems, Inc. filed a Current Report on Form 8-K dated that same day reporting under Item 5. Other Events and Regulation FD Disclosure, the execution of the Asset Purchase Agreement by and among AirNet Systems, Inc., AirNet Management, Inc., and Mercury Business Services, Inc.

On August 13, 2003, AirNet Systems, Inc. filed a Current Report on Form 8-K dated August 11, 2003, reporting under Item 5. Other Events and Regulation FD Disclosure the resignation of its Chief Financial Officer and the appointment of a new Chief Financial Officer effective September 1, 2003.

On August 13, 2003, AirNet Systems, Inc. filed a Current Report on Form 8-K dated that same day reporting under Item 5. Other Events and Regulation FD Disclosure, the completion of the sale of certain assets of its Mercury Business Services unit to Mercury Business, Inc.

AIRNET SYSTEMS, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2003	By:	/s/ Gary W. Qualmann
Gary W. Qualmann,
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer)
(Principal Financial Officer)

AIRNET SYSTEMS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description_
2.1

Asset Purchase Agreement, dated July 11, 2003, by and among AirNet Systems, Inc., AirNet Management, Inc., Mercury Business Services, Inc., Andrew R. Cooke, Peter G. Salisbury and Christopher F. Valente [ incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of AirNet Systems, Inc., dated July 15, 2003, and filed on that day (File No. 1-13025)]

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer) [Filed herewith]
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer) [Filed herewith]
32.1	Section 1350 Certification (Principal Executive Officer) [Filed herewith]
32.2	Section 1350 Certification (Principal Financial Officer) [Filed herewith]