Form 10-K
period 2003-12-31
AIRNET SYSTEMS INC
filed 2004-03-30
CIK 1011696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

614-237-9777
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $.01 par value	New York Stock Exchange

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

The aggregate market value of the common shares (the only common equity of the registrant) held by non-affiliates of the registrant based on the price at which the common shares were last sold as of June 30, 2003, of the last business day of the registrant’s most recently completed second fiscal quarter was $41,034,512.

The number of shares of the registrant’s common stock outstanding as of March 29, 2004: 10,063,167.

Document Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on June 4, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1 - BUSINESS

General

AirNet Systems, Inc. is a specialty air carrier for time-sensitive deliveries, operating between most U.S. cities and delivering over 20,000 time-critical shipments each working day.  AirNet is the leading transporter of cancelled checks and related information for the U.S. banking industry, meeting more than 2,500 daily deadlines.  AirNet also provides specialized, high-priority delivery services to customers, primarily those involved in the medical, critical parts and entertainment industries.  AirNet also provides passenger charter services through its wholly-owned subsidiary, Jetride, Inc.

AirNet operates a fleet of approximately 120 aircraft (including 33 Learjets and 15 Cessna Caravan turboprops) that depart from over 100 cities and complete more than 420 flights per night, primarily Monday through Thursday.   In addition, Jetride, Inc. operates nine Learjets that offer private passenger charter services.  To supplement its air transportation network, AirNet uses commercial airlines during daytime and weekend hours when its aircraft are operating under a limited flight schedule.  Approximately 70% of AirNet’s shipments are carried on AirNet’s own air transportation network.

In addition to regularly scheduled cargo services, AirNet offers on-demand cargo charter delivery services 24 hours per day, seven days a week.  AirNet provides ground pick-up and delivery services throughout the nation seven days per week, using a combination of company personnel and a network of approximately 450 vendors and independent contractors.

AirNet’s integrated air and ground network provides dependable, time-critical delivery services to its customers.  Later pick-up and earlier delivery times than those offered by other national carriers is one of the primary differentiating characteristics of AirNet’s time-critical delivery network.  AirNet’s flight schedule is designed to provide delivery times between midnight and 8:00 a.m., providing earlier delivery times than those available through other national carriers.  AirNet uses a number of proprietary customer service and management information systems to track, sort, dispatch and control the flow of packages throughout AirNet’s delivery system.  AirNet provides customer service 24 hours per day, seven days a week to handle any inquiries, discrepancies or supply requests, as well as to provide proof of delivery documentation, all of which are value-added features of AirNet’s service.

AirNet Systems, Inc. was incorporated as a C-corporation under the laws of the State of Ohio on February 15, 1996.  AirNet’s principal executive offices are located at 3939 International Gateway, Columbus, Ohio 43219, and can be reached at (614) 237-9777.  AirNet’s Internet web site address is www.airnet.com (this uniform resource locator (URL) is an inactive textual reference only and is not intended to incorporate AirNet’s website into this Annual Report on Form 10-K).

AirNet makes available free of charge on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after AirNet electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).

Delivery Services

Bank services

Bank services, which generate approximately 69% of AirNet’s revenues, primarily consist of cancelled check delivery.  AirNet’s time-critical cancelled check delivery service allows its banking customers to reduce their float costs and related processing fees.  AirNet also transports items, such as proof of delivery reports and interoffice mail, for many of the same bank customers.  AirNet has historically priced its Bank services based on the tier of service, and by the pound, on a customer-by-customer basis.  The U.S. banking industry, including commercial banks, savings banks and Federal Reserve banks, represents AirNet’s largest category of customers. AirNet’s bank customers represent over 100 of the nation’s largest bank holding companies.

Express services

Express services, which generate approximately 25% of AirNet’s revenues, focus on customers with time-critical delivery needs.  Express services are primarily targeted at customers involved in the medical, critical parts and entertainment industries.  In the medical industry, Express services are offered to customers shipping packages that require specialized handling, the transportation of which is often highly regulated by varying governmental authorities.  Targeted markets within the medical industry include producers and recipients of radioactive pharmaceuticals, diagnostic specimens, blood, umbilical cord blood, human tissue and organs.

Express services are also marketed to customers whose shipment needs are highly time sensitive or time definite, including just-in-time manufacturers, critical parts suppliers and customers involved in the media and entertainment industries.

For those customers requiring time-critical delivery options not available on AirNet’s regularly scheduled routes, on-demand cargo charter services are available 24 hours per day, seven days a week.  On-demand charters may be scheduled in advance or on an as-needed basis.

Passenger Charter Services

Jetride, Inc., a wholly-owned subsidiary of AirNet, provides private passenger charter services that offer customers a safe, fast, and convenient way to travel.  Jetride’s private passenger charter service is available 24 hours a day, 7 days a week primarily within the continental United States and neighboring countries.   Jetride provides charter services arranged through third-party charter brokers and, to a lesser extent, to retail customers.  Jetride operates its nine passenger Learjets from various locations across the country.  All passenger Learjets have been configured to comfortably carry seven or eight passengers.  All passenger charter pilots are Airline Transport Pilot rated – the highest Federal Aviation Administration (“FAA”) rating possible.  Jetride, Inc. is certified by both the Wyvern Network of Charter Operators and the Aviation Research Group/US, industry leaders in aviation rating.  Jetride anticipates adding additional Learjets to its passenger fleet during 2004 as it continues to expand its passenger charter services.

Aviation Services

AirNet operates a fixed base operation from AirNet’s Columbus, Ohio facility, offering retail aviation fuel sales and related ground support services.

Business Strategy

AirNet believes that its Bank services revenue will decline in future periods as a result of the continuing evolution of electronic alternatives to the physical movement of cancelled checks.   In October 2003, the Check 21 Act was signed into law.  When it becomes effective in October of 2004, the Check 21 Act will require that all financial institutions accept either the physical cancelled check, or an image replacement document in lieu of a physical cancelled check.  AirNet believes that this may accelerate the transition in the banking industry to the electronic clearing of cancelled checks.

In response to these changes in the banking industry, AirNet has been pursuing a multi-year strategy to transition and diversify AirNet by pursuing growth opportunities for its Express and Passenger Charter services.  During this transition period, AirNet continues to respond to the changing needs of its bank customers.  AirNet intends to focus on expanding its Express services to customers in time-critical markets, and time-definite delivery markets, such as medical, radioactive pharmaceutical, on-demand cargo charters and those that benefit most from just-in-time inventories.  AirNet’s air transportation network offers customers in these industries competitive advantages through delivery speed, customer service, and custody and control throughout the delivery service.  AirNet believes its flexible and reliable air transportation network and demonstrated expertise in providing time-critical deliveries to the banking industry for over 29 years positions it to provide these services to the Express market.

AirNet is also adapting to changes in the banking industry by reconfiguring its operational structure and associated costs to align with the expected volume and revenue changes.  AirNet continues to refine its pricing model for bank customers by introducing pricing models that contain both fixed fee and volume-based components.

AirNet continues to invest in additional aircraft to expand its passenger charter operations.  AirNet believes that demand for private charter services will continue to grow as commercial airlines continue to tighten schedules and require longer boarding times due to security concerns.

The diversification of AirNet’s business will likely require significant changes in its air transportation network, a greater investment in sales and marketing during the transition, and investment in additional service capabilities and technologies to serve a more diverse customer group.

Fast Forward Solutions

Fast Forward Solutions, LLC, a wholly-owned subsidiary of AirNet, was formed to explore growth opportunities associated with existing and emerging image replacement platforms and technologies. Fast Forward Solutions and NetDeposit, Inc., a developer of electronic check processing technologies, have signed a term sheet regarding their intent to finalize an agreement to provide a standard image replacement document check processing solution to the banking industry.  While negotiations with NetDeposit, Inc. are continuing as of March 30, 2004, no agreement had been entered into between Fast Forward Solutions and NetDeposit, Inc. and there can be no assurances that such an agreement will be finalized.

Operations

Air operations

AirNet’s air operations are headquartered in Columbus, Ohio.  AirNet utilizes an extensive screening process to evaluate potential pilots prior to hiring. These pilots meet stringent company qualifications, as well as all required FAA requirements.  All new pilots must satisfactorily complete a five-week training program conducted by AirNet’s flight training staff prior to assignment of pilot duties.  This training program includes flight simulator training prior to any actual flight time in an aircraft, as well as intensive ground instruction.  Additionally, new pilots gain operating experience in a structured setting prior to assignment in order to gain a familiarity with AirNet’s route system and the unique demands of the flight environment.  In addition to FAA requirements, pilots providing Passenger Charter services for Jetride, Inc. must also meet additional in-flight experience requirements specifically related to the types of Learjets operated by Jetride.

AirNet’s central dispatch system ties together all components of the air operation. Departure and arrival times are continuously updated, and weather conditions throughout the nation are constantly monitored. AirNet dispatchers remain in constant contact with pilots, out-based hub managers, fuelers, maintenance technicians and ground delivery personnel to identify and minimize any potential delays in the delivery process.  AirNet also uses commercial airlines, primarily to transport shipments during the daytime and weekend hours when its aircraft are operating under a limited flight schedule.

Capacity management is an important factor in achieving profitable growth of AirNet’s package delivery services.  AirNet’s air transportation network is positioned around a flexible national route structure designed to facilitate late pick-up and early delivery times, minimize delays and simplify flight scheduling.  AirNet’s flexible route structure allows it to respond to the changing volume needs of its customers or to take advantage of emerging opportunities in its Express services business.  AirNet’s primary hub in Columbus, Ohio, and several mini-hubs across the nation, are located primarily in less congested regional airports. These locations, in conjunction with AirNet’s off-peak departure and arrival times, provide easy take-off and landings, convenient loading and unloading, and fast refueling and maintenance.

AirNet employs approximately 80 aircraft and avionics technicians in eight separate locations across the country performing all levels of maintenance on AirNet’s fleet of aircraft.  AirNet has an in-house engine shop at the Columbus facility where some of the piston engines are overhauled on-site, thereby reducing aircraft downtime and controlling costs.  AirNet also performs avionics troubleshooting and repair at the Columbus facility to provide for maximum efficiency and minimum aircraft downtime for the fleet.  AirNet’s aircraft maintenance center at its Columbus hub recently received ISO 9001:2000 certification.

Shipment  processing

Bank shipments are pre-sorted by bank personnel and packaged in AirNet-supplied bags color-coded to easily identify the final destination.  Express shipments are packaged in either AirNet-provided packaging or the customers’ packaging.  Shipments transported on AirNet’s air transportation network are typically picked up by a courier and transported to the local airport where the airbill is either scanned using bar code technology or entered manually.  Information on each airbill pertaining to the shipper, receiver, airbill number and applicable deadline is captured and downloaded into AirNet’s computer system, where it is available to AirNet’s customer service representatives (“CSRs”).  Upon arrival at AirNet’s Columbus hub or one of its mini-hubs, the shipment is off-loaded, sorted by destination and reloaded onto an aircraft.  At the destination city, the shipment is off-loaded for the final time and delivered by courier to the receiver.  When delivered, information from the airbill is once again captured and downloaded into AirNet’s computer system. Delivery information for all shipments is then available on-line to the customers and AirNet’s CSRs.

For banking customers meeting daytime banking deadlines and Express customers requiring next-flight-out timing, shipments are typically picked up by a courier and transported via commercial airlines or other integrators to destination cities where couriers accept the packages and deliver them to their final destinations.

Ground support

AirNet manages its ground delivery services through the combined use of employees and a network of approximately 450 independent contractors and vendor couriers.  Independent contractors and vendors perform the majority of ground delivery services, allowing AirNet to better match its ground costs with its volume requirements.  In some situations, employees are used for ground delivery services on scheduled routes where volume requirements economically justify employing full-time couriers.  Dispatching functions related to ground delivery services occur at both the Columbus, Ohio hub and on a regional basis in some of the major cities served.

Mercury Business Services

On August 11, 2003, AirNet sold the assets of its Mercury Business Services division to Mercury Business Services, Inc., a Delaware corporation owned by a group that includes the original owners of the Mercury business.  AirNet had acquired Mercury Business Services in August of 1998.

Regulation

AirNet holds an air carrier certificate granted by the FAA pursuant to Part 135 of the Federal Aviation Regulations. In addition, Jetride, Inc. holds its own air carrier certificate granted by the FAA pursuant to Part 135.  These certificates are of unlimited duration and remain in effect so long as AirNet and Jetride maintain their standards of safety and meet the operational requirements of the Federal Aviation Regulations.  The FAA’s regulatory authority relates primarily to operational aspects of air transportation, including aircraft standards and maintenance, personnel, and ground facilities.

The U. S. Department of Transportation (“DOT”) and Transportation Security Administration (“TSA”) have regulatory authority concerning operational and security concerns in transportation, respectively, including safety, insurance and hazardous materials.  AirNet holds various operational certificates issued by these agencies, including party status to DOT E-7060, which permits AirNet to transport higher volumes of time-critical radioactive pharmaceuticals than is allowed by the DOT for most carriers.  Party status to DOT E-7060 is renewed every two years, with AirNet’s renewal due November 2004.

AirNet is also subject to Food and Drug Administration regulation of its transportation of pharmaceuticals.

In addition to federal regulations, AirNet’s operations are subject to various state and local regulations, and in many instances, require permits and licenses from state authorities.

AirNet believes that both AirNet and Jetride have all permits, approvals and licenses required to conduct their respective operations and that they are  in compliance with applicable regulatory requirements relating to their operations including all applicable noise level regulations.  Current noise level regulations require that AirNet modify its 3 Model 25 Learjets prior to the end of 2004. AirNet intends to retire the Learjet 25’s prior to the end of 2004.  AirNet is working proactively with various local governments to minimize noise issues; however, future noise pollution regulations could require the modification or replacement of other AirNet aircraft.

Seasonality

See “Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Seasonality and Variability in Quarterly Results” of this Annual Report on Form 10-K for a discussion of the seasonal aspects of AirNet’s business.

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

In the private sector, there are a large number of smaller, regional carriers that transport cancelled checks, none of which AirNet believes have significant interstate market share. The two largest private sector air couriers, FedEx and United Parcel Service (“UPS”), both carry cancelled checks where the deadlines being pursued fit into their existing system.  AirNet does not believe that FedEx or UPS represent significant competitors in the time-critical cancelled check market to date.  AirNet provides customized service for its customer base, often with later pick-ups and earlier deliveries than the large, national couriers provide.

AirNet competes with commercial airlines and numerous other carriers in its Express delivery business.  AirNet estimates its market share in this industry at less than 1%.  AirNet believes that this market represents a significant expansion opportunity for ultra time-critical shipments requiring later pick-ups or earlier deliveries than are typically provided by major integrators and freight forwarders.  AirNet believes that it is in an excellent position to leverage the use of its national air network system, AirNet’s proprietary information technology and its historically high on-time performance level to compete in this market.

In the passenger charter business, AirNet competes with other owner/operators and charter brokers of small business jets.  AirNet believes its nationwide network of maintenance and related support facilities provides added flexibility in deploying and servicing the passenger charter aircraft fleet to meet customer demands.

Environmental matters

AirNet intends to commence construction of a new corporate and operational headquarters on land leased from the Columbus Regional Port Authority in 2004.  Portions of the leased land, as well as portions of the aircraft ramp, on which AirNet intends to conduct a significant portion of its Columbus operations, contain known pollution conditions.  The appropriate amended post closure plan and no further action letters addressing these sites are to be supplied to AirNet by the Columbus Regional Port Authority prior to beginning construction.  AirNet has received the applicable no further action letters.  Identification of additional pollution conditions on the leased land or attached ramp or the inability of the Columbus Regional Port Authority to provide the approved amended post closure plan could increase costs and have an adverse affect on AirNet’s ability to construct the Rickenbacker facility.

AirNet believes that compliance with applicable laws and regulations governing environmental matters have not had, and are not expected to have, a material effect on AirNet’s capital expenditures, operations or competitive position.

Employees

As of December 31, 2003, AirNet employed 895 persons, which includes approximately 225 pilots.  AirNet’s employees are not represented by any union or covered by any collective bargaining agreement.  AirNet has experienced no work stoppages and believes that its relationship with employees is good.

ITEM 2 - PROPERTIES

Operating facilities

AirNet owns its corporate and operational headquarters at 3939 International Gateway in Columbus, Ohio (the “Port Columbus Facility”).  The Port Columbus Facility has 80,000 square feet and sits on land owned by the Columbus Regional Airport Authority (the “Authority”).  AirNet has a 25-year land lease with the Authority, which expires on December 31, 2009 and contains a 20-year renewal option.  AirNet’s headquarters is currently used for operations, training, aircraft maintenance, vehicle maintenance and general and administrative functions.

AirNet leases additional space at 555 Morrison Avenue in Gahanna, Ohio.  The space is used for administrative support personnel.

On January 20, 2004, AirNet entered into a Land Lease with the Authority to lease approximately 8 acres located within the Rickenbacker International Airport (“Rickenbacker”).  Rickenbacker is located in Franklin and Pickaway Counties, Ohio, southeast of Columbus, Ohio, approximately fifteen miles from its current Port Columbus Facility.  AirNet intends to construct a new corporate and operational headquarters at the Rickenbacker site (the “Rickenbacker Facility”).  Construction of the Rickenbacker Facility is anticipated to be completed in the summer of 2005. Upon completion of the Rickenbacker Facility, AirNet’s current corporate and operational functions that are conducted at the Port Columbus Facility, and the administrative functions being conducted at 555 Morrison Avenue, will be consolidated at the new Rickenbacker Facility.

In anticipation of the AirNet’s move to its new Rickenbacker Facility, on January 20, 2004, AirNet entered into an agreement to sell its Port Columbus Facility to the Authority for $3,850,000.  AirNet has retained the right to continue to occupy the Port Columbus Facility until construction and relocation to the new Rickenbacker Facility is complete.

AirNet operates at approximately 40 additional locations throughout the country. These locations, which are leased from unrelated third parties, generally include office space and/or a section of the lessor’s hangar or ramp.

Fleet

Cargo aircraft

The following table shows information about AirNet’s cargo aircraft fleet as of December 31, 2003:

Aircraft Type	Owned	Leased	Payload (1)	Range (2)	Speed (3)

Learjets, Model 35/35A	30		3,800	1,700	440
Learjets, Model 25	3		3,000	1,000	440
Cessna Caravans	8	7	3,400	825	170
Piper Navajo	18		1,500	800	170
Beech Baron	40		1,000	800	170
Cessna 310	16		900	800	170
Total	115	7

(1)          Maximum payload in pounds for a one-hour flight plus required fuel reserves.

(2)          Maximum range in nautical miles, assuming zero wind, full fuel and maximum payload.

(3)          Maximum speed in knots, assuming maximum payload

An inventory of spare engines and parts is maintained for each aircraft type.

The Learjet 35 is among the fastest, most reliable and most fuel-efficient small jet aircraft available in the world and meets all Stage Three noise requirements currently being implemented across the country.  The Learjet 25 is a smaller jet aircraft with slightly smaller payload and range capabilities.  The Learjet 25 is not Stage Three compliant and will be phased out of scheduled operations in 2004.

The Cessna Caravan Super Cargomaster aircraft is a turbo-prop aircraft.

The Piper Navajo, Beech Baron and Cessna 310 are twin-engine piston aircraft.

Passenger charter aircraft

The following table shows information about AirNet’s passenger charter aircraft fleet as of December 31, 2003:

Aircraft Type	Owned	Leased or Managed	Seating (1)	Range (2)	Speed (3)

Learjets, Model 35A(4)	4	1	8	1,700	440
Learjets, Model 60 (4)	2	2	8	2,300	440
Total	6	3

(1)          Maximum number of passengers

(2)          Maximum range in nautical miles, assuming zero wind, full fuel and full payload.

(3)          Maximum speed in knots, assuming full payload

(4)          Includes one model 35A and one model 60 aircraft operated under a management agreement

An inventory of parts is maintained for each type of Learjet.

The Learjet 60 is a midsize business jet with transcontinental range and meets all Stage Three noise requirements.

Vehicles

AirNet operates a fleet of approximately 90 ground transportation vehicles.   Vehicles range in size from passenger cars to full sized vans.  AirNet also rents lightweight trucks for certain weekend ground routes.  In 2001, AirNet entered into a leasing agreement with a third party provider and began replacing owned vehicles with leased vehicles, as replacement became necessary.  AirNet leased 62 vehicles as of December 31, 2003.

ITEM 3 - LEGAL PROCEEDINGS

There are no pending legal proceedings involving AirNet other than routine litigation incidental to its business. In the opinion of AirNet’s management, these proceedings should not, individually or in the aggregate, have a material adverse effect on AirNet’s results of operations or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Registrant

The following table identifies the executive officers of AirNet as of March 29, 2004.  The executive officers serve at the pleasure of the Board of Directors and in the case of Messrs. Biggerstaff and Harris pursuant to employment agreements.

Name	Age	Positions

Joel E. Biggerstaff	47	Chairman of the Board, Chief Executive Officer, and President
Gary W. Qualmann	52	Chief Financial Officer, Treasurer and Secretary
Larry M. Glasscock, Jr.	47	Senior Vice President, Express Services
Jeffery B. Harris	44	Senior Vice President, Bank Services
Craig A. Leach	47	Vice President, Information Systems
Stephen K. Lister	44	Vice President, Aviation Services
Wynn D. Peterson	40	Vice President, Corporate Development
Michael J. Snyder	48	Vice President, Airline Operations
Kendall W. Wright	56	Vice President, Operations

Joel E. Biggerstaff has served as AirNet’s Chairman of the Board since August 2001, Chief Executive Officer since April 2000, and  President since August 1999.  He also served as AirNet’s Chief Operating Officer from August 1999 to February 2004.  He has also served as director of AirNet since May 2000.  Prior to joining AirNet, Mr. Biggerstaff served as President of the Southern Region of Corporate Express Delivery Systems, a national expedited distribution service, from February 1998 through July 1999.  From September 1996 through February 1998, Mr. Biggerstaff provided transportation consulting services and prior to September 1996, he held various positions, including regional vice president and general manager, with Ryder Systems, Inc., a company providing transportation and supply-chain management solutions.

Gary W. Qualmann has served AirNet as the Chief Financial Officer, Treasurer and Secretary since September 1, 2003.  Prior to joining AirNet, Mr. Qualmann served as chief financial officer and treasurer of Metatec,Inc., a manufacturer and distributor of electronic media which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 17, 2003, from February 2002 through August 2003. Mr. Qualmann provided financial consulting services to the Metatec from October, 2001 through February 2002. From March 1996 until June 2001, Mr. Qualmann was chief financial officer, treasurer, secretary and director of MindLeaders.com, Inc., an e-learning company based in Columbus, Ohio. From May 1988 until July 1995, Mr. Qualmann served as executive vice president and chief financial officer of Red Roof Inns, Inc., a lodging company based in Hilliard, Ohio.

Larry M. Glasscock, Jr. joined AirNet as Senior Vice President - Express Services in February, 2003.  From February 2002 through February 2003, Mr. Glasscock served as senior vice president of Evercom Systems, Inc. a national provider of telecom services.  From April 2001 through February 2002, Mr. Glasscock served as executive vice president of NextJet Technologies, a software and technology solutions organization.  Mr. Glasscock served as chief executive officer of Expedited Delivery Systems, Inc., a time-definite trucking concern from August 1999 to September 2000 and as its president and chief operating officer from January 1998 through August 1999.

Jeffery B. Harris has served AirNet as Senior Vice President, Bank Services since May 2000.  Mr. Harris joined AirNet in June 1996 as the relationship manager for Banking Sales and was appointed vice president, Sales in the banking division in October 1997.

Craig A. Leach has served as Vice President, Information Systems since January 2000.  Mr. Leach established AirNet’s Information Systems Department in 1985 and was named director of Information Systems in 1996.

Stephen K. Lister was appointed Vice President, Aviation services January 2004.  Prior to that Mr. Lister was vice president, Airline Operations since February 2001.  Mr. Lister has served AirNet in a variety of capacities since 1982.

Wynn D. Peterson currently serves as Vice President, Strategic Planning and Analysis.  Mr. Peterson has served as an officer of the company since February, 2000 when he was named Vice President of Corporate Development.  Mr. Peterson joined AirNet in 1997 as manager of Corporate Development.  Prior to joining AirNet, Mr. Peterson managed equity and fixed income portfolios from 1993 until 1997 at Desert Mutual in Salt Lake City, Utah.  From 1988 until 1993, Mr. Peterson held various management positions in Finance, Corporate Development and Strategic Planning at AMR Corporation, the parent company of American Airlines, Inc., in Dallas, Texas.

Michael J. Snyder has served as Vice President of Airline Operations since February 2004.  Prior to joining AirNet, Mr. Snyder consulted on various aviation and logistics projects since November 2001.  From May through November 2001 he served as president and chief executive officer of Polar Air Cargo, a global express air freight company.  From June 2000 through May 2001, Mr. Snyder was president and chief executive officer of TrafficStation, a leading traffic technology service.  From June 1999 through May 2000, Mr. Snyder served as senior vice president of Operations and Marketing at Smartship and from April 1998 though November 1999 served as president of the Western and Midwestern regions of

Corporate Express Delivery Systems.  From October 1996 though April 1998, Mr. Snyder served as a vice president at FedEx Corporation, where he had also held various other position with increasing responsibility since 1981.

Kendall W. Wright has served as Vice President, Operations since 2001.  He served as Vice President, Sales from 1988 through 2000.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of AirNet Systems, Inc. trade on the New York Stock Exchange under the symbol “ANS”.  The table below sets forth the high and low sales prices of the common shares reported for the periods indicated.

	2003		2002
Quarter ended	High	Low	High	Low
March 31	$5.35	$2.20	$11.05	$7.50
June 30	4.47	2.05	10.45	7.50
September 30	5.18	3.80	8.92	4.38
December 31	4.16	3.23	6.13	4.05

AirNet has not paid any dividends on its common shares and does not intend to pay any dividends in the foreseeable future.  AirNet anticipates using future earnings to finance operations and future growth and development.

The payment of any future dividends on common shares will be determined by the AirNet Board of Directors in light of conditions then existing, including earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

On March 29, 2004, there were approximately 2,000 holders of AirNet common shares, based upon the number of holders of record and the number of individual participants in certain security position listings.

AirNet did not purchase any common shares during the fourth quarter of the fiscal year.  On February 18, 2000, AirNet announced a stock repurchase plan under which up to $3.0 million of AirNet common shares may be repurchased from time to time.  These repurchases may be made in open market transactions or through privately negotiated transactions.  As of December 31, 2003, AirNet had the authority to still repurchase approximately $0.6 million of AirNet common shares under this stock repurchase plan.

ITEM 6 - SELECTED FINANCIAL DATA

Statement of Operations Data

(in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001		2000	1999
Net Revenues
Bank services	$103,399	$102,626	$106,716		$102,611	$99,020
Express services	36,963	33,958	26,252		26,272	21,768
Passenger charter services	7,599	4,316	737		—	—
Aviation services	1,261	1,044	1,499		751	975
Total net revenues	149,222	141,944	135,204		129,634	121,763

Total costs and expenses	142,991	134,236	121,313	(1)	115,800	108,667

Income from operations	6,231	7,708	13,891		13,834	13,096

Impairment on investment (Note 2)	—	—	1,744		—	—
Interest expense	1,340	1,649	1,668		2,283	2,477

Income from continuing operations before income taxes	4,891	6,059	10,479		11,551	10,619

Income tax expense, net	2,103	2,429	5,035		4,690	4,322

Income from continuing operations before cumulative effect of accounting change	2,788	3,630	5,444		6,861	6,297

Income (Loss) from discontinued operations, net of taxes (Note 3)	(8)	(259)	(251)		394	(25)

Cumulative effect of accounting change, net of tax (Note 4)	—	(1,868)	—		—	(2,488)

Net income	$2,780	$1,503	$5,193		$7,255	$3,784

Income per common share - basic and diluted
Continuing operations	$0.28	$0.36	$0.51		$0.62	$0.55
Discontinued operations	$—	$(0.03)	$(0.02)		$0.04	$(0.00)
Cumulative effect of accounting change	$—	$(0.18)	$—		$—	$(0.22)
Net income	$0.28	$0.15	$0.49		$0.66	$0.33

Balance Sheet Data

(in thousands)

Total assets	$153,273	$147,324	$133,079	$122,533	$127,281
Total debt	37,776	41,794	28,235	22,719	33,948
Shareholders’ equity	84,280	80,796	78,946	78,845	73,751

Note 1             2001 includes a $1.0 million non-recurring charge related to the retirement agreement of Gerald G. Mercer (see Note 6 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.)

Note 2             Represents 2001 non-recurring charge related to the impairment of Float Control, Inc.’s investment in The Check Exchange System Co. partnership (see Note 1 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.)

Note 3             In August 2003, AirNet sold the assets of its Mercury Business Services unit, resulting in discontinued operations.

Note 4             See Notes 1 and 2 of the Notes to the Consolidated Financial Statements included in Item 8 for discussion of the 2002 charge related to the impairment of goodwill in accordance with the adoption of SFAS No. 142.  In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP)  No. 98-5, Reporting on the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred.  Prior to July 1, 1998, AirNet Systems, Inc. capitalized start-up costs associated with its premium products line of business.  Effective July 1, 1998, AirNet ceased capitalizing such costs and began amortizing the previously capitalized costs over five years.  The Company adopted the provisions of the SOP in its consolidated financial statements as of January 1, 1999 which resulted in the write-off of unamortized start-up costs at that time.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

AirNet’s Bank revenues continue to decline as a result of the continuing evolution of electronic alternatives to the physical movement of cancelled checks and other market forces.   The decline in Bank services requires that AirNet restructure its existing transportation network which was originally established to service its bank customers.  AirNet is taking steps to expand its Express and Passenger Charter services businesses to offset the expected decline in Bank services revenue.  In addition, AirNet is evaluating and adjusting its aircraft mix and fleet size in response to these changing business conditions.  AirNet introduced the Caravan and eliminated the Aerostar from its fleet in recent years and, barring new route requirements, intends to eliminate additional piston aircraft and its Learjet 25’s in 2004.  AirNet is reviewing its ground operations for efficiencies and cost reductions and will continue this review throughout 2004.  The security surcharge and modified fuel surcharge will continue in 2004.  Changes in AirNet’s regional sales and operational structure, increased marketing efforts and adaptation of its fleet to changing market conditions are all critical to achieving AirNet’s goals.

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of AirNet. This discussion should be read in conjunction with the accompanying audited financial statements, which include additional information about AirNet’s significant accounting policies, practices and the transactions that underlie its financial results.

Results of Operations

Net Revenues

In ‘000’s Net Revenues	2003	2002	2001	$ Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003	$ Increase (Decrease) 2001 to 2002	% Increase (Decrease) 2001 to 2002
Delivery Services Net Revenues
Bank Services	$103,399	$102,626	$106,716	$773	1%	$(4,090)	-4%
Express Services	36,963	33,958	26,252	3,005	9%	7,706	29%
Total Delivery Services Revenues	$140,362	$136,584	$132,968	$3,778	3%	3,616	3%

Passenger Charter Services Revenues	7,599	4,316	737	3,283	76%	3,579	486%

Aviation Services Revenues	1,261	1,044	1,499	217	21%	(455)	-30%

Total Revenues	$149,222	$141,944	$135,204	$7,278	5%	$6,740	5%

AirNet has experienced overall net revenue growth each of the last three years.  This can be attributed to several factors including increased Express shipment volume, growth in Passenger Charter services, the implementation of a security surcharge program in August 2002 and, increased revenues from the fuel surcharge program resulting from increased fuel prices and changes to the surcharge program implemented in 2002.

AirNet assesses its customers a fuel surcharge which is based on the Oil Price Index Summary – Columbus, Ohio (OPIS-CMH index).  As index rates increase above a set threshold, surcharge rates increase.  In August 2002, AirNet modified its fuel surcharge program for its bank customers to help offset timing differences between market prices and the OPIS-CHM index used to determine surcharge rates.  In 2001 and through January 2002, AirNet’s Express customers paid a 4% temporary fuel surcharge on most revenues under a separate program.  In February 2002, AirNet rescinded this 4% temporary surcharge on Express services revenues and implemented the program described above based on the OPIS – CMH index.

Bank Services Revenues

In ‘000’s Bank Services Revenues	2003	2002	2001	$ Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003	$ Increase (Decrease) 2001 to 2002	% Increase (Decrease) 2001 to 2002
Bank Revenues	$101,914	$103,872	$107,646	$(1,958)	-2%	$(3,774)	-4%
Fuel Surcharge	3,939	1,602	1,939	2,337	146%	(337)	-17%
Federal Excise Tax	(2,454)	(2,848)	(2,869)	394	-14%	21	-1%
Total Net Bank Revenues	$103,399	$102,626	$106,716	$733	1%	$(4,090)	-4%

Consistent with AirNet’s expectations, Bank revenues (excluding the impact of fuel surcharge and federal excise taxes) continue to decline year over year.  This decline slowed as AirNet continues to focus on additional services for banks beyond cancelled check transportation, such as proof of deposit and interoffice mail delivery services.  From 2002 to 2003 weekday shipment volume decreased 1.3% per flying day and weekend shipment volume per flying day was down by 9.8%.  The decrease in weekly shipment volume was offset by increased fuel surcharges in 2003 as compared to 2002.  Lower check delivery volume as a result of historically low interest rates and the declining use of checks, contributed to the reduction in revenues, as did increased competitive factors from regional carriers and transportation cost reduction initiatives by AirNet’s Bank customers.  AirNet believes that this decline will continue as the Check 21 Act becomes effective in October 2004; however, at this time AirNet is unable to predict the ultimate impact of this Act on future years.

Weekday shipment volume decreased 4.8% from 2001 to 2002.  A portion of the relative lost volume was attributed to additional volume in 2001 that was transported during the days immediately following the September 11, 2001 tragedy, during which AirNet transported checks for several of its bank customers who relied on AirNet for services their normal or secondary vendors could not provide at the time.  The decrease in weekday volume was partially offset by a 17.0% increase in weekend shipment volume, rate increases implemented in January 2002 averaging approximately 2.2% and the implementation of the security surcharge program related to Bank customers in September 2002.

Express Services Revenues

In ‘000’s Express Services Revenues	2003	2002	2001	$ Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003	$ Increase (Decrease) 2001 to 2002	% Increase (Decrease) 2001 to 2002
Express Revenues - Non Charter	$28,035	$25,100	$19,635	$2,935	12%	$5,465	28%
Express Revenues - Charters	9,046	9,534	6,431	(488)	-5%	3,103	48%
Fuel Surcharge	1,007	369	954	638	173%	(585)	-61%
Federal Excise Tax	(1,125)	(1,045)	(767)	(80)	-8%	(278)	-36%
Total Net Express Revenues	$36,963	$33,958	$26,253	$3,005	9%	$7,705	29%

AirNet’s Express services  a variety of markets with its time-critical shipping solutions through a combination of AirNet’s scheduled air and ground system, commercial airlines and dedicated charter services.  The 2003 increase in Express revenues is primarily the result of AirNet’s efforts to diversify its revenue base and continue its penetration of the medical market.  Revenues from medical and related companies increased 6.8% in 2003 as AirNet continues to expand its services for transportation of radiopharmaceutical drugs, diagnostic specimens, umbilical cord blood for cryogenic storage and human blood and tissue. AirNet also increased its revenues for services in the media and entertainment market by 13.1% in 2003 compared to 2002; a market  where customers demand a reliable and secure transportation system for the distribution of film screenings and tape distribution. While AirNet experienced a 5% decrease in revenues from dedicated charters from 2002 to 2003, the decrease was offset by growth in the scheduled nightly volume of non-charter shipments, approximately 70% of which are transported via the AirNet air transportation network.

The increase in revenues from 2001 to 2002 was primarily due to increased shipment volume due to increased market penetration in select markets such as medical, as well as a 5% rate increase to most customers in February 2002 and an increase in security surcharge in August 2002.

Passenger Charter Services Revenues

In ‘000’s Passenger Charter Revenues	2003	2002	2001	Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003	Increase (Decrease) 2001 to 2002	% Increase (Decrease) 2001 to 2002
Passenger Charter services revenues	$7,599	$4,316	$737	$3,283	76%	$3,579	486%
Average annual number of jets	7.2	5.9	2.0	1.3	22%	3.9	195%
Average revenues per jet	$1,055	$732	$368	$324	44%	$363	99%

Passenger Charter services revenues have shown the largest percentage growth for AirNet in recent years.  As AirNet commits additional investment in this area, it expects revenue growth to continue as it widens the distribution of its Passenger Charter aircraft in the United States.  AirNet’s Passenger Charter services allow customers greater control and flexibility in air travel than commercial airlines. AirNet has increased its Passenger Charter fleet from three aircraft at December 31, 2001 to seven at December 31, 2002 and nine at December 31, 2003.  AirNet’s Passenger Charter fleet includes owned aircraft as well as leased and managed aircraft.  AirNet will continue to invest in the Passenger Charter business with the anticipated addition of four aircraft in 2004, all of which are expected to be midsized Learjet 60 aircraft.

Aviation Services Revenues

These revenues primarily relate to the AirNet’s fixed base operation and maintenance services provided in Columbus, Ohio. While these services will continue, no significant future growth is expected.

Operating Expenses and Income from Continuing Operations

In ‘000’s Operating Costs and Expenses	2003	2002	2001	$ Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003	$ Increase (Decrease) 2001 to 2002	% Increase (Decrease) 2001 to 2002
Wages and benefits	$25,755	$24,182	$19,715	$1,573	7%	$4,467	23%
Aircraft fuel	19,227	17,582	15,486	1,645	9%	2,096	14%
Aircraft maintenance	12,242	12,305	10,961	(63)	-1%	1,344	12%
Contracted air costs	9,929	9,069	10,941	860	9%	(1,872)	-17%
Ground courier	25,698	24,292	23,171	1,406	6%	1,121	5%
Depreciation	17,535	17,699	14,668	(164)	-1%	3,031	21%
Insurance, rent and landing fees	9,054	7,352	5,540	1,702	23%	1,812	33%
Travel, training and other	7,597	8,325	7,079	(728)	-9%	1,246	18%
Total operating costs and expenses	$127,037	$120,806	$107,561	6,231	5%	13,245	12%

The increase in Passenger Charter services from 2002 to 2003 accounted for $2.2 million, or 34%, of the overall increase in operating expenses. The remainder of the increase is primarily due to  increased hours flown and service and support costs associated with the increase in Express shipment volumes.  Flight hours for the cargo fleet increased 10% from 2001 to 2002, but remained flat from 2002 to 2003.

An increase in pilots to support the Passenger Charter operation accounted for 32.9% of the increase in wages and benefits from 2002 to 2003.  Additional customer support center staff to service the increase in Express shipment volume and an increase in health benefits costs resulted in a 10.5% increase in wages and benefits.  The increase from 2001 to 2002 is also attributed primarily to the increase in Passenger Charter pilot staff and Express support staff.

In ‘000’s Aircraft Fuel	2003	2002	2001	$ Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003	$ Increase (Decrease) 2001 to 2002	% Increase (Decrease) 2001 to 2002
Aircraft Fuel	$19,227	$17,582	$15,486	$1,645	9%	$2,096	14%
Fuel Surcharge Revenues	(4,946)	(1,971)	(1,947)	2,975	151%	24	1%
Net	$14,281	$15,611	$13,539	$(1,330)	-9%	$2,072	15%

Hours flown	2003	2002	2001	Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003	Increase (Decrease) 2001to 2002	% Increase (Decrease) 2001 to 2002
Hours flown - Total	103,660	102,079	92,116	1,581	1.5%	9,963	11%

Aircraft fuel expense has increased year over year as a result of the increase in the number of hours flown as well as the increase in fuel prices.  The average price per gallon of aircraft fuel has increased 11.5% in 2003 compared to 2002 and decreased 1.5% in 2002 compared to 2001.  Increased operational efficiencies allowed AirNet to reduce fuel burn per hour in 2003 by 7% compared to 2002 and 2001.  AirNet continues to maintain its fuel surcharge program to offset these increases in fuel expense.  The amounts related to the fuel surcharge program are classified as revenue.

While overall hours flown from 2002 to 2003 increased only slightly (1.5%), maintenance expense remained flat as AirNet began to experience the benefits of phasing out the Aerostar aircraft in 2001 and 2002 and replacing them with the more operating efficient Cessna Caravans.  The increase in maintenance expense from 2001 to 2002 was directly related to the increase in flight hours.

Contracted air expense includes costs associated with shipments transported on the commercial airlines and costs to third party air operators for subleased air routes and back-up charter services.  Commercial airline costs decreased 4% from 2002 to 2003 and 10% from 2001 to 2002 as AirNet was able to secure better rates with the commercial carriers it utilizes most often.  Back-up and sublease charter expenses decreased 26% from 2001 to 2002 as AirNet decreased its reliance on outside providers as a result of adding aircraft and pilots.  However, the expense increased 31% from 2002 to 2003 as AirNet, once again, began to experience pilot shortages and elected to outsource more routes.

In ‘000’s Ground Courier Costs	2003	2002	2001	Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003	Increase (Decrease) 2001 to 2002	% Increase (Decrease) 2001 to 2002
Company courier costs	$8,131	$9,416	$10,883	$(1,285)	-14%	$(1,467)	-13%
Contracted courier costs	17,567	14,876	12,288	2,691	18%	2,588	21%
Total Ground courier costs	$25,698	$24,292	$23,171	$1,407	6%	$1,121	5%

Number of bank shipments	3,180	3,298	3,352	(118)	-4%	(54)	-2%
Number of non-charter express shipments	232	223	187	9	4%	36	19%
Number of charter express shipments	5	6	5	(1)	-17%	1	20%

The increase in ground costs can be primarily attributed to the increase in Express services shipment volume.  AirNet continues to shift its ground services from employees to contracted vendors and independent contractors to better align its costs with the more variable Express shipment volumes.  Historically, ground courier cost per shipment levels were lower as most Bank deliveries were scheduled or transportation services were from airport to airport with limited ground services.  The Express services business requires expanded delivery services, generally in a more unscheduled environment with greater fluctuations in day to day shipment volumes.

Depreciation expense In ‘000’s	2003	2002	2001	$ Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003	$ Increase (Decrease) 2001 to 2002	% Increase (Decrease) 2001 to 2002
Aircraft	$2,613	$2,079	$1,303	$534	26%	$776	60%
Aircraft Improvements, Engines, Inspections	13,687	14,093	11,688	(406)	-3%	2,405	21%
Other	1,235	1,527	1,677	(292)	-19%	(150)	-9%
Total Depreciation	$17,535	$17,699	$14,668	$(164)	-1%	$3,031	21%

Aircraft depreciation has increased significantly in 2002 and 2003 compared to 2001 as AirNet has added aircraft  and accelerated deprecation related to its Cessna 310’s and Lear 25’s.  AirNet continually reviews the remaining useful life and expected salvage value of its aircraft in connection with its depreciation calculation.  Aircraft and engines are depreciated based on the number of hours flown.  Increased depreciation in 2002 over 2001 is also related to the increased hours flown.  Other depreciation includes depreciation related to building and leasehold improvements, computer hardware and software and vehicles.

Insurance, Rent and Landing Fees In ‘000’s	2003	2002	2001	$ Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003	$ Increase (Decrease) 2001 to 2002	% Increase (Decrease) 2001 to 2002
Insurance	$3,964	$3,382	$2,732	$582	17%	$650	24%
Rent	3,305	2,468	1,341	837	34%	1,127	84%
Ramp, landing and tie down fees	1,785	1,502	1,467	283	19%	35	2%
Total insurance, rent and landing fees	$9,054	$7,352	$5,540	$1,702	23%	$1,812	33%

With the firming of the aviation insurance market after the September 11, 2001 tragedy, AirNet has continued to incur increased insurance costs related to operating the air transportation network. In addition, increases in its fleet size and value have increased the cost of insurance coverage. AirNet expects that the insurance market will remain firm in the near future.

Rent expense increased in 2003 and 2002 mainly due to AirNet leasing additional aircraft for both its delivery services and its Passenger Charter services businesses.

Selling, General and Administrative Costs In ‘000’s	2003	2002	2001	$ Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003	$ Increase (Decrease) 2001 to 2002	% Increase (Decrease) 2001 to 2002
Total selling, general and administrative costs	$15,954	$13,430	$13,751	$2,525	19%	$(321)	-2%
Less: Severance costs	759	72	975	687	954%	(903)	-93%
Selling, general and administrative, net of severance	$15,195	$13,358	$12,776	$1,837	14%	$582	5%

AirNet has incurred substantial severance costs due to changes in its management group in 2003 and 2001.  Selling, General and Administrative Costs also increased as a result of several other factors.   AirNet self insures its employee group medical coverage.  Claims have increased significantly year over year with the largest increase in 2003 primarily due to increased prescription drug costs, several high dollar claims, and rising medical costs in general.  AirNet annually reviews its medical insurance costs and continues to work to reduce these costs.  Professional fees increased substantially in 2002 and 2003 related to the expansion of the Passenger Charter business as well as lobbying efforts related to Bank services.  AirNet expects to incur substantial costs in 2004 and 2005 related to ensuring compliance with the Sarbanes-Oxley Act.

AirNet continues to work toward identifying additional cost reduction opportunities and to create more efficiency in its air transportation network.

Impairment Charges

In 2003, AirNet tested its remaining goodwill for impairment in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 142, and found there was no impairment and, therefore, no charge against goodwill was made during 2003.

In 2002, AirNet recorded a $1.9 million, or $0.18 per diluted share, non-cash after-tax charge in accordance with its adoption of SFAS No. 142.  A review of goodwill associated with the 1998 purchase of Mercury Business Services, indicated that the $3.1 million (pre-tax) of remaining goodwill related to this acquisition was impaired as of January 1, 2002, and therefore an impairment charge was recorded in 2002.  Under the transition provisions of SFAS No. 142, this non-cash charge was treated as a cumulative effect of accounting change as of January 1, 2002.

In 2001, AirNet recorded a non-recurring $1.7 million impairment charge on its investment in the Check Exchange Systems Co. (“CHEXS”).  Float Control, Inc., a wholly owned subsidiary of AirNet holds a 19% interest in CHEXS.  Float Control accounts for its investment in CHEXS under the equity method of accounting.  During 2001, CHEXS received notice that one of its customers, who accounted for a significant portion of CHEXS’ revenue, would not renew its contract with CHEXS beyond August 2001.  As a result, the $1.7 million impairment charge on investment was recorded in the second quarter of 2001.  This charge included approximately $0.3 million of goodwill.

Interest Expense

In ‘000’s	2003	2002	2001	Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003	Increase (Decrease) 2001 to 2002	% Increase (Decrease) 2001 to 2002
Interest Expense	$1,340	$1,649	$1,668	$(309)	-19%	$(19)	-1%
Average Debt Balances	$37,775	$41,794	$28,238	$(4,019)	-10%	$13,559	48%
Average Annual Interest Rate	3.5%	3.9%	5.9%	-0.4%	-10%	-10%	-34%

Interest expense decreased from 2002 to 2003 due to a reduction in debt and lower interest rates.  Interest expense remained flat from 2001 to 2002 as an increase in debt was offset by significantly lower interest rates.  AirNet plans on investing in its Passenger Charter services business and expects to begin construction of a new corporate and operational headquarters in 2004.  These investments are expected to be financed through debt, which is expected to increase interest costs in 2004.

Income Taxes

In ‘000’s	2003	2002	2001	Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003	Increase (Decrease) 2001 to 2002	% Increase (Decrease) 2001 to 2002
Income from continuing operations before income taxes and cumulative effect of accounting change	$4,891	$6,059	$10,480	$(1,168)	-19%	$(4,421)	-42%
Provision for income taxes	2,103	2,429	5,035	(326)	-13%	(2,606)	-52%
Effective income tax rate	43.0%	40.1%	48.0%	2.9%	7%	-8.0%	-17%

AirNet’s effective tax rates, excluding the effect of discontinued operations and cumulative effect of accounting change, were 43.0% for 2003, 40.1% for 2002, and 48.0% for 2001.  The increase in the effective tax rate is primarily due to the impact of permanent differences (expenses which are not deductible for tax purposes) and state franchise taxes based on equity.

Discontinued Operations

On August 11, 2003, AirNet completed the sale of substantially all of the assets of its Mercury Business Services unit to Mercury Business Services, Inc., a Delaware corporation owned by a group that includes the original owners of the Mercury business.

The sales price of the transaction was approximately $1.1 million.  Mercury Business Services, Inc. paid approximately $455,000 of the sales price through the issuance of a ninety day promissory note secured by the assets being sold and guaranteed by each of the shareholders of Mercury Business Services, Inc.  Under the terms of the Asset Purchase Agreement, approximately $536,000 of the purchase price was paid with AirNet common shares owned by the shareholders of Mercury Business Services, Inc., including 56,000 common shares tendered to AirNet prior to closing at $4.30 per share (the closing price of the AirNet shares on the NYSE on July 25, 2003) and 68,494 common shares tendered to AirNet on the closing date at $4.31 per share (the average closing price of the AirNet shares on the NYSE on August 4-6, 2003).  The balance of the sales price was paid in cash.

The Mercury Business Services unit had revenues for the year ended December 31, 2003, which consisted of the seven months prior to the sale, of $5,939,000, as compared to $8,940,000 and $8,572,000 for the full years of 2002 and 2001, respectively.

Pre-tax loss for AirNet’s Mercury Business Services unit for the year ended December 31, 2003, which consisted of the seven months prior to the sale, was $24,000, as compared to a $432,000 pre-tax loss for the full year in 2002 and a pre-tax loss of $483,000 in 2001.

Net Income and Earnings Per Share

Based on factors noted above, AirNet is reporting per share information with the related dollar amount and percentage changes noted below.

In ‘000’s	2003	2002	2001	Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003	Increase (Decrease) 2001 to 2002	% Increase (Decrease) 2001 to 2002
Income from continuing operations before cumulative effect of accounting change	$4,891	$6,059	$10,480	$(1,168)	-19%	$(4,421)	-42%
Provision for income taxes	2,103	2,429	5,035	(326)	-13%	(2,606)	-52%
Income (loss) from discontinued operations	(8)	(259)	(251)	251	97%	(8)	-3%
Cumulative effect of accounting change	0	(1,868)	0	1,868	100%	(1,868)	0%
Net Income	$2,780	$1,503	$5,194	$1,277	85%	$(3,691)	-71%

Number of common shares outstanding:
Basic	10,088	10,141	10,576	(53)	-1%	(435)	-4%
Diluted	10,089	10,261	10,636	(172)	-2%	(375)	-4%

Income from continuing operations before cumulative effect of accounting change
Basic and diluted	$0.28	$0.36	$0.51	$(0.08)	-23%	$(0.15)	-30%

Income (loss) per common share from discontinued operations:
Basic and diluted	$(0.00)	$(0.03)	$(0.02)	$0.03	97%	$(0.01)	5%

Cumulative effect of accounting change per common share::
Basic and diluted	$(0.00)	$(0.18)	$(0.00)	$0.18	100%	$(0.18)	100%

Net Income per common share:
Basic and diluted	$0.28	$0.15	$0.49	$0.13	87%	$(0.34)	-70%

Liquidity and Capital Resources

AirNet has historically met its working capital needs with cash flows from operations and borrowing on its credit facilities.  Cash flows from operations were $27.8 million for 2003, $17.7 million for 2002, and $25.9 million for 2001.

The following table sets forth AirNet’s contractual obligations, along with the cash payments due each period (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term Debt	$37.8	$5.3	$29.3	$3.2	$0.0
Operating Leases	2.1	0.9	1.0	0.1	0.1
Other Purchase and Payment Obligations	9.0	7.7	1.3	0.0	0.0
Total Contractual Cash Obligations	$48.9	$13.9	$31.6	$3.3	$0.1

AirNet has certain future purchase obligations as to which it has signed contracts.  AirNet has contracted for 27 of its 33 Lear 35 aircraft to be covered under a manufacturer’s Fleet Management Plan (FMP), under which AirNet prepays certain repair and overhaul costs based on a rate per engine hour.  Based upon projected engine hours in 2004, AirNet estimates the cost of the FMP to be approximately $7,000,000.

AirNet anticipates that cash flow from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet AirNet’s expected long-term needs for the operation of its business, including anticipated capital expenditures.  There were no material capital commitments at December 31, 2003.

Under the terms of Gerald G. Mercer’s retirement agreement, AirNet purchased 818,330 common shares from Mr. Mercer at a total cost of $5.0 million in July 2001.  This privately negotiated transaction was funded through a revolving bank credit facility and AirNet intends to hold these common shares in treasury.  Under the terms of the retirement agreement, Mr. Mercer also had the option to sell up to $250,000 of AirNet common shares each quarter at the closing market prices on the last business day of March, June, September and December of 2002 to AirNet.  Mr. Mercer exercised his option and sold 52,410 AirNet common shares to AirNet at a total cost of $249,996 in January 2003.

Also under the terms of his retirement agreement, Mr. Mercer retained his rights to sell his remaining AirNet common shares to private investors at any time in accordance with applicable laws.  On or about December 26, 2002, Mr. Mercer sold an aggregate of 733,200 common shares to seven separate investors in privately negotiated transactions.  On December 24, 2002, he made a gift of 256,800 common shares to Spring Hill Camps, which sold those common shares to three separate investors, one of which also purchased common shares from Mr. Mercer, in privately negotiated transactions.  In connection with and as a condition to the investors’ consummating those transactions, AirNet granted registration rights with respect to the 990,000 common shares collectively purchased by these investors from Mr. Mercer or Spring Hill Camps.  AirNet has filed a registration statement with respect to those common shares under the Securities Act of 1933, as amended, for resale on behalf of the investors.

In February 2000, AirNet announced a stock repurchase program allowing AirNet to purchase up to $3.0 million of its common shares.  During 2000, AirNet purchased $2.4 million in common shares funded by cash flows from operations.  There was no repurchase activity under this program in 2001, 2002 or 2003.  As such, purchases of approximately $0.6 million of AirNet’s common shares may still be made in the open market or through privately negotiated transactions.  Such future purchases would be considered based on availability of funds, current market conditions and the stock price.

Following is a summary of AirNet’s capital expenditures (in millions) for 2001 through 2003 and expected amounts for 2004:

	2004	2003	2002	2001

Aircraft	$27.0-$20.0	$6.7	$12.2	$13.2
Aircraft improvements, engines and inspections	$20.0-$15.0	12.8	15.7	12.5
Increase in prepaid engine costs	$ 4.0-$1.5	3.7	2.3	1.3
Technology, Rickenbacker facility and other	$12.0-$5.0	2.0	0.6	0.4
Total	$63.0-$41.5	$25.2	$30.8	$27.4

Costs of major aircraft inspections, overhauls and engine work are capitalized as incurred and depreciated based on hours flown.  The original cost of airframes less a salvage value is  depreciated based on the straight-line method over the estimated useful life of the aircraft.  Aircraft maintenance costs not meeting AirNet’s capitalization requirements are expensed as incurred.  In 2003, the engines of approximately 27 (24 in 2002, and 20 in 2001) of AirNet’s Learjet 35 aircraft were covered under Fleet Maintenance Plan (FMP), in which AirNet prepays certain repair and overhaul costs.  These prepayments, which totaled approximately $12.7 million at December 31, 2003 (approximately $7.0 million and $4.7 million at December 31, 2002 and 2001, respectively), are classified in fixed assets on the consolidated balance sheet.  Amortization on these prepaid balances does not begin until services have been performed, at which time the prepaid balances are reclassified into depreciable asset categories and depreciated based on hours flown.  AirNet intends to cover all of its Lear 35 jet engines under FMP plans over the next several years as major overhauls on the non-covered engines become due.

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

In December 2003, AirNet financed the $5,300,000 cost of a Learjet 60 for its Passenger Charter services business using its bank credit facility.

In January 2002, AirNet entered into operating leases for four Cessna Caravan 208 aircraft each with a lease term of three years.  In September 2002 the lease terms were extended an additional year.  In January 2002 AirNet also entered into operating leases for two Cessna Caravan 208B aircraft, one with a lease term of 3.5 years and one with a lease term of 4.5 years.

AirNet determined that these operating leases would provide economic benefits favorable to ownership with respect to market values, liquidity and after-tax cash flows. In accordance with accounting principles generally accepted in the United States, AirNet does not record operating leases in its consolidated balance sheet; however, the minimum lease payments related to these leases are disclosed in Note 5 of the Notes to Consolidated Financial Statements to the accompanying audited financial statements.

In September 2002, AirNet entered into a  $35 million unsecured revolving credit facility and a five-year $20.0 million unsecured term loan.  The term loan requires quarterly installments of $1.0 million.  The agreement bears interest at AirNet’s option of a fixed rate based upon LIBOR plus a margin determined by its leverage ratio as defined in the agreement, or a floating rate based on the greater of the prime rate and the sum of .5% plus the federal funds rate in effect from time to time.  The new agreement requires the maintenance of certain minimum tangible net worth and cash flow levels, imposes certain limitations on capital expenditures and the sale of assets, and restricts the amount of additional debt.  As of December 31, 2003, there was $6.5 million available under the credit facility. As of March 2004, AirNet is negotiating a new, secured bank revolving credit facility with its existing bank group to increase borrowing availability.  AirNet expects to finalize the new credit facility in April 2004.

Seasonality and Variability in Quarterly Results

AirNet’s operations historically have been somewhat seasonal relative to holidays observed by financial institutions.  When financial institutions are closed on holidays falling on Monday through Thursday, AirNet’s revenue and net income are adversely affected. AirNet’s fiscal quarter ending December 31 is often the most impacted by bank holidays.

Operating results are also affected by the weather.  Winter weather often requires additional costs for de-icing, hangar rental and other aircraft services.  AirNet generally experiences higher maintenance costs during its fiscal quarter ending March 31.

Selected Quarterly Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the quarterly periods ended (in thousands, except per share data):

	Quarters Ended,
	March 31	June 30	September 30	December 31
2003
Net revenues	$37,076	$36,584	$38,020	$37,542
Income from continuing operations before income taxes	522	1,123	1,934	1,312
Income(loss) from discontinued operations, net of tax-Note 1	(22)	39	(25)	—
Net Income	297	724	1,047	712
Per share – basic and diluted:
Income from continuing operations	$.03	$.07	$.11	$.07
Income(loss) from discontinued operations	$.00	$.00	$.00	$.00
Net income per share	$.03	$.07	$.10	$.07

2002
Net revenues	$33,475	$35,417	$36,943	$36,109
Income from continuing operations before income taxes and cumulative effect of accounting change	1,963	1,910	2,468	(282)
Income (loss) from discontinued operations –Note 1	(55)	(57)	(65)	(82)
Cumulative effect of accounting change – Note 2	(1,868)	—	—	—
Net income (loss) – Note 2	(725)	1,108	1,441	(321)
Per share – basic and diluted:
Income (loss) from continuing operations	$.12	$.11	$.15	$(.02)
Cumulative effect of accounting change	$(.18)	—	—	—
Net income (loss) – Note 2	$(.07)	$.11	$.14	$(.03)

Note 1 – In August 2003, AirNet sold the assets of its Mercury Business Services unit, resulting in discontinued operations.

Note 2 – AirNet adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets in 2002.  In accordance with the transition provisions of this Statement, AirNet recorded the cumulative effect of the accounting change effective January 1, 2002.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. AirNet maintains a thorough process to review the application of its accounting policies and to evaluate the appropriateness of the estimates; however, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

The policies and estimates discussed below include the financial statement elements that are either the most judgmental or involve the selection or application of alternative accounting policies, and are material to AirNet’s financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of its Board of Directors and with its independent auditors.

Allowance for Uncollectible Accounts Receivable

Historically, AirNet’s credit losses from bad debts have not fluctuated materially because its credit management processes have been effective. AirNet also recognizes billing adjustments to revenue and accounts receivable for certain discounts, money back service guarantees and billing corrections.

Estimates for credit losses and billing adjustments are regularly updated based on historical experience of bad debts, adjustments processed, current collection trends, and the individual assessment of customers’ credit quality.  Once AirNet considers all these factors, a determination is made as to the need for a bad debt allowance. Allowances for these future adjustments aggregated $0.5 million at December 31, 2003 and $0.9 million at December 31, 2002.  AirNet considers the sensitivity and subjectivity of these estimates to be moderate, as changes in economic conditions and pricing arrangements can significantly affect the estimates used to determine the allowances.

Major Aircraft Maintenance

Costs of major aircraft inspections, overhauls and engine work are capitalized as incurred and depreciated based on hours flown.  The original costs of airframes, less an estimated salvage value, are depreciated based on the straight-line method over the estimated useful life of the aircraft.  Aircraft maintenance costs not meeting AirNet’s capitalization requirements are expensed as incurred.  The engines of approximately 27 of AirNet’s 33 Learjet 35 aircraft are covered under Fleet Management Plan (FMP), in which AirNet prepays certain repair and overhaul costs.  These prepayments, which totaled $12.7 million and $7.0 million at December 31, 2003 and 2002, respectively, are classified in fixed assets on the consolidated balance sheet.  Amortization on these prepaid balances does not begin until services have been performed, at which time the prepaid balances are reclassified into depreciable asset categories and depreciated based on hours flown.  AirNet intends to cover all of its Learjet 35 jet engines under FMP plans over the next several years as major overhauls on the non-covered engines become due.

Property and Equipment

AirNet’s delivery service and passenger charter service businesses are capital intensive. Over 85% of its total assets are invested in flight equipment to serve these markets. AirNet capitalizes only those costs that meet the definition of capital assets under accounting standards.

The depreciation or amortization of AirNet’s capital assets over their estimated useful lives, and the determination of any salvage values, requires management to make judgments about future events. Because AirNet utilizes many of its capital assets over relatively long periods, management periodically evaluates whether adjustments to estimated lives or salvage values are necessary. The accuracy of these estimates affects the amount of depreciation expense recognized in a period and, ultimately, the gain or loss on the disposal of the asset. Historically, gains and losses on operating equipment have not been material. However, such amounts may differ materially in the future based on technological obsolescence, accident frequency, regulatory requirements, and other factors beyond AirNet’s control.

AirNet must project aircraft requirements multiple years in advance based on expected volume levels.  As a result, AirNet has risk that capacity may exceed demand and that an impairment of its assets may occur. The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If the cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. Because the cash flows of AirNet’s transportation network cannot be identified to individual assets, and based on the ongoing profitability of its operations, AirNet has not experienced any significant impairment of assets to be held and used. However, from time to time AirNet makes decisions to remove certain long-lived assets from service based on projections of capacity needs, and those decisions may result in a loss being recognized.

Stock-Based Compensation

AirNet accounts for stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, which does not require compensation costs related to stock options to be recorded in net income, as all options granted under its stock option plan had an exercise price equal to the market value of the underlying common shares at grant date. SFAS No. 148. “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123,” provides guidance on acceptable approaches to the implementation of SFAS No. 123, and requires more prominent disclosures of pro forma net earnings and earnings per share determined as if the fair value method of accounting for stock options had been applied in measuring compensation cost. Stock options are further detailed in the Notes to AirNet’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Self-Insurance Accruals

AirNet is self-insured up to certain limits for costs associated with workers’ compensation claims and benefits paid under employee health care programs. At December 31, 2003, AirNet had total self-insurance accruals reflected in its consolidated balance sheet of approximately $1.3 million ($1.2 million at December 31, 2002).

The measurement of these costs requires the consideration of historical loss experience and judgments about the present and expected levels of cost per claim.  AirNet accounts for these costs primarily through measurement of claims outstanding and projected payments.  AirNet believes its recorded obligations for these expenses are consistently measured on an appropriate basis; however, changes in health costs, loss development factors, accident frequency and severity, and other factors can materially affect the estimates for these liabilities.

Incentive Compensation Plans

AirNet maintains a company-wide incentive compensation plan with payouts tied to the achievement of quarterly company earnings goals and personal/departmental goals.  Bonuses are calculated as a percent of base pay, depending on participation levels, which vary between management and staff levels.

Costs related to the company earnings portion of the plan are accrued based on actual quarterly results.  At December 31, 2003 and December 31, 2002, no accrual existed for this portion of the plan, as the quarterly targets were not met.

AirNet accrues for costs related to the personal/departmental goals portion of the plan based on estimated achievement rates of set goals applied to individuals’ base pay rates.  Payouts may be made quarterly or annually, depending on the nature of the goals.  At December 31, 2003 and 2002, a $0.6 million accrual was recorded for the personal/departmental goals portion of the plan.

Income Taxes

AirNet accounts for income taxes under the liability method pursuant to SFAS No. 109, Accounting for Income Taxes.  Under the liability method, deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Impairment of Goodwill and Other Intangibles

Accounting standards adopted in 2002 required that AirNet cease all goodwill amortization and review intangibles, including goodwill, for impairment on an annual basis. As previously indicated, the adoption of these new rules resulted in a transition impairment of its recorded goodwill of $3.1 million ($1.9 million net of related deferred tax asset) in 2002. AirNet has elected to test for goodwill impairment at the beginning of the fourth quarter of each year.  The annual evaluation of goodwill impairment requires the use of estimates about the future cash flows to determine estimated fair value. Changes in forecasted results and changes in discount rates can materially affect these estimates. However, once an impairment of goodwill has been recorded, it cannot be reversed.   AirNet cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill that totaled $4,018,000 at December 31, 2003.  Such events could include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment and market factors on AirNet’s customer base, or a material negative change in its relationship with its significant customers.

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

•                    potential regulatory changes by the Federal Aviation Administration, which could increase the regulation of AirNet’s business, or the Federal Reserve, which could change the competitive environment of transporting canceled checks;

•                    disruptions to operations due to adverse weather conditions and air traffic control-related constraints;

•                    potential declines in the values of aircraft in AirNet’s fleet and any related asset impairment charges;

•                    the ability to successfully market the passenger charter business in light of global changes in the commercial airline industry;

•                    potential changes in locally and federally mandated security requirements;

•                    increases in aviation fuel costs not fully offset by AirNet’s fuel surcharge program;

•                    potential cost overruns associated with the construction of a new facility ;

•                    changes in check processing and shipment patterns of bank customers;

•                    acts of war and terrorist activities;

•                    the impact of  prolonged weakness in the U. S. economy on time-critical shipment volumes;

•                    the acceptance of AirNet’s time-critical service offerings within targeted Express markets;

•                    technological advances and increases in the use of electronic funds transfers; and

•                  other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations.

All forward-looking statements are expressly qualified in their entirety by these cautionary statements.  AirNet assumes no obligation or duty to update any of the forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K except to the extent required by law.

Risk Factors

Competition from other providers of express air and ground delivery services may adversely affect AirNet’s results of operations and financial condition.

AirNet’s Bank services competes primarily against the Federal Reserve’s Check Relay Network, which has significantly greater financial and other resources than AirNet.  The Federal Reserve is regulated by the Monetary Control Act of 1980, which in general requires that the Federal Reserve price its services on an actual cost basis plus a set percentage private sector market adjustment factor.  Failure by the Federal Reserve to comply with the Monetary Control Act by pricing its services below the required rates could have an adverse competitive impact on AirNet.  In addition, the Monetary Control Act may be amended, modified or repealed, or new legislation affecting AirNet’s business may be enacted. The market for express air and ground delivery service is highly competitive.   Although major participants in the next-day and second-day air delivery market (such as UPS and FedEx) have also entered the business of same day and early morning delivery, they have not had a material adverse effect on AirNet’s business to date.  However, the efforts of these competitors could have a material adverse effect on AirNet in the future.

The Check 21 Act or similar legislation could have a significant adverse effect on AirNet’s revenues derived from check delivery services.

In October 2003, the Check 21 Act was signed into law with a one-year waiting period prior to becoming effective.  The Check 21 Act creates a new negotiable instrument called a substitute check (also known as an image replacement document or “IRD”) that becomes the legal equivalent of the original item.  The Check 21 Act effectively removes the requirement of returning an original paper check to the account holder’s institution and requires that all financial institutions accept an IRD in lieu of a cancelled check.   When it becomes effective in October 2004, The Check 21 Act will likely accelerate the transition in the banking industry to electronic methods of clearing cancelled checks and will eventually replace the need for expedited air transportation services of original cancelled checks by most of AirNet’s banking customers.

The Check 21 Act eventually will have a significant adverse affect on AirNet’s revenues derived from check delivery services.  However, it is unclear when such an electronic clearing system will be implemented on a widespread basis by banking customers and how such implementation would affect their expedited check transportation needs.

Other Technological changes in the check clearance and national payment systems may adversely affect the demand for AirNet’s Bank services from the financial services industry.

Some analysts have predicted that the increased use of electronic funds transfers will lead to a “checkless society,” which could adversely affect the demand for AirNet’s Bank services to the financial services industry.  In addition, some financial services industry analysts have predicted the development of various forms of imaging technology that could reduce or eliminate the need for prompt delivery of cancelled checks.  Similarly, technological advances in the nature of “electronic mail” and “telefax” have affected the demand for on-call delivery services by customers needing express delivery services.  While none of these technological advances has had a significant adverse impact on AirNet’s business to date, these or similar technologies, or other regulatory or technological changes in the check clearance and national payment systems, could have an adverse affect on AirNet’s business in the future.

Government regulation significantly affects AirNet.

AirNet’s delivery operations are subject to various federal, state and local regulations that in many instances require permits and licenses.  Failure by AirNet to maintain required permits or licenses, or to comply with the applicable regulations, could result in substantial fines or possible revocation of AirNet’s authority to conduct certain of its operations.

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

Reclassification of Ground Couriers as employees rather than independent contractors could impact AirNet’s operating costs and subject it to back taxes and other liabilities.

AirNet uses the services of independent contractors as couriers to pick up and deliver its packages.  From time to time, federal and state authorities have sought to assert that independent contractors in the transportation industry, including independent contractors providing services similar to those utilized by AirNet, are employees rather than independent contractors. AirNet currently classifies its couriers providing services under an independent contractor agreement as independent contractors rather than as employees.  However, there can be no assurance that federal or state authorities will not challenge this position, or that other laws or regulations, including tax laws or interpretations thereof, will not change. If, as a result of any of the foregoing, AirNet were required to pay withholding taxes and pay for and administer added employee benefits to these couriers, AirNet’s operating costs could increase. Additionally, in the event of any such reclassification, AirNet could be required to pay back-up withholding with respect to amounts previously paid to such individuals and be required to pay penalties or be subject to other liabilities as a result of the incorrect classification of such individuals, such as payment of past due workers compensation and unemployment insurance premiums.

Changes to current transportation security requirements or procedures could adversely impact the AirNet’s ability to efficiently conduct its air and ground operations to meet its current delivery parameters or significantly increase costs to transact those operations.

Considerable focus has been placed on package security requirements and procedures at domestic and international airports since the September 11, 2001 tragedy and related incidents.  The TSA, commercial airlines, fixed based operations (where AirNet transacts a significant portion of its aircraft loading and unloading operations) and airport authorities are still in the process of reviewing all aspects of their security requirements.  While many proposed changes are voluntary, many are being mandated by the TSA, the DOT and the FAA.

During 2002, the TSA implemented screening procedures for over-the-counter cargo tendered to commercial airlines. The new screening procedures have resulted in additional tender time for packages transported on the commercial airlines in certain locations and during certain times.  In addition, the TSA continues to review and consider additional package screening requirements and changes to the vendor screening procedures, which AirNet may need to perform on packages from its customers.   Many commercial airlines are also adding security surcharges to shipments.

Changes at fixed base operators and by local airport authorities could potentially limit AirNet’s ramp access to its aircraft, thereby increasing tender time from customers.  Changes in chain of custody requirements could also potentially cause AirNet to incur additional costs to staff additional hours at certain locations.  In response to the new security-related procedures being implemented, AirNet added a security surcharge in 2002 for its Bank and Express services customers.  Although the surcharge is expected to help offset the increasing costs associated with security issues, AirNet’s current surcharge program may not be sufficient to cover all new costs it may incur as additional transportation safety procedures are developed and/or required.

Catastrophic accidents involving AirNet’s Passenger Charter aircraft could result in a significant reduction in its business and damage to its Jetride brand.

A catastrophic accident could substantially reduce the demand for Jetride’s passenger charter services and, therefore, significantly reduce its revenue.  In addition, Jetride may not be able to secure liability insurance for its business or secure such insurance at a reasonable cost.

Environmental concerns related to the construction of a facility on leased land with known pollution conditions.

AirNet intends to commence construction of the Rickenbacker Facility on land leased from the Columbus Regional Port Authority in 2004.  Portions of the leased land, as well as portions of the aircraft ramp, on which AirNet intends to conduct a significant portion of its Columbus operations, contain known pollution conditions.  The appropriate amended post closure plan and no further action letters addressing these sites are to be supplied to AirNet by the Columbus Regional Port Authority prior to beginning construction. AirNet has received the applicable no further action letters.  Identification of additional pollution conditions on the leased land or attached ramp or the inability of the Columbus Regional Port Authority to provide the approved amended post closure plan could increase costs and have an adverse affect on AirNet’s ability to construct the Rickenbacker Facility.

Failure to renew party status to Department of Transportation E-7060 would result in significant loss of Express Services revenue.

AirNet maintains party status to DOT E-7060, which permits AirNet to transport higher volumes of radioactive pharmaceuticals than allowed by most air carriers.  AirNet is required to renew its party status every two years.  Although AirNet anticipates it will obtain its DOT E-7060 renewal at its next scheduled renewal date in November 2004, there can be no assurances that the party status will be extended.  Further, although AirNet believes it is compliant with all current DOT E-7060 requirements, there can be no assurances that such requirements will not change in the future negatively affecting AirNet’s ability to maintain such status.

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

In addition, Section 1701.831 of the Ohio Revised Code contains provisions that require shareholder approval of any proposed “control share acquisition” of any Ohio corporation at any of three voting power thresholds:  one-fifth, one-third and a majority. In addition, Chapter 1704 of the Ohio Revised Code contains provisions that restrict specified business combinations and other transactions between an Ohio corporation and interested shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business.  AirNet’s primary market risk exposure relates to interest rate risk.  At December 31, 2003, AirNet had $35.7 million outstanding on credit facilities subject to market rate changes in interest.  These facilities bear interest at various London Interbank Offering Rates (LIBORs) and floating rates based on prime rates and federal fund rates.  Assuming borrowing levels at December 31, 2003, a one hundred basis point change in interest rates would impact net interest expense by approximately $357,000 per year.

In February 2002, AirNet entered into an interest rate swap agreement with a bank relative to a $3.0 million term loan, with a notional amount of $3.0 million and a fixed rate of 4.25% plus a margin based on AirNet’s funded debt ratio.  At December 31, 2003, the aggregate fair value of the interest rate swap was approximately ($65,000).

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

Shareholders and Board of Directors

AirNet Systems, Inc.

We have audited the accompanying consolidated balance sheets of AirNet Systems, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2.  These financial statements and schedule are the responsibility of the management of AirNet Systems, Inc.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirNet Systems, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, in 2002 AirNet Systems, Inc. changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Columbus, Ohio

February 16, 2004

AIRNET SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

In thousands, except per share data

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$125	$1,054
Accounts receivable, less allowances of $515 and $865 at December 31, 2003 and 2002, respectively	18,647	17,939
Inventory and spare parts	6,589	6,926
Taxes receivable	1,401	—
Deferred income taxes	—	220
Deposits and prepaids	3,246	3,675
Net assets of discontinued operations	—	1,188
Total current assets	30,008	31,002

Net property and equipment	118,799	111,302

Other assets:
Goodwill, net of accumulated amortization	4,018	4,018
Other	448	1,002
Total assets	$153,273	$147,324

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,442	$5,723
Salaries and related liabilities	4,955	4,474
Deferred revenue	184	—
Accrued expenses	887	897
Taxes payable	76	499
Deferred income taxes	4	—
Current portion of notes payable	5,256	5,193
Total current liabilities	18,804	16,786

Other liabilities	1,280	106
Notes payable, less current portion	32,520	36,601
Deferred income taxes	16,389	13,035

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; and no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,753 shares issued at December 31, 2003 and 2002	128	128
Additional paid-in capital	77,759	77,152
Retained earnings	31,938	29,158
Accumulated other comprehensive loss	(35)	(59)
Treasury shares 2,720 and 2,599 shares held at cost at December 31, 2003 and 2002, respectively	(25,510)	(25,583)
Total shareholders’ equity	84,280	80,796

Total liabilities and shareholders’ equity	$153,273	$147,324

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

In thousands, except per share data

	Year Ended December 31,
	2003	2002	2001

NET REVENUES
Air transportation, net of excise tax of $3,579, $3,893, and $ 3,636 for the years ended December 31, 2003, 2002, and 2001, respectively:
Delivery services:
Bank services	$103,399	$102,626	$106,716
Express services	36,963	33,958	26,252
Total delivery services revenues	140,362	136,584	132,968

Passenger Charter services	7,599	4,316	737
Aviation services	1,261	1,044	1,499
Total net revenues	149,222	141,944	135,204

COSTS AND EXPENSES
Wages and benefits	25,755	24,182	19,715
Aircraft fuel	19,227	17,582	15,486
Aircraft maintenance	12,242	12,305	10,962
Contracted air costs	9,929	9,069	10,941
Ground courier	25,698	24,292	23,171
Depreciation	17,535	17,699	14,668
Insurance, rent and landing fees	9,054	7,352	5,540
Travel, training and other	7,597	8,325	7,079
Selling, general and administrative	15,954	13,430	13,751
Total costs and expenses	142,991	134,236	121,313

Income from operations	6,231	7,708	13,891
Impairment on investment	—	—	1,744
Interest expense	1,340	1,649	1,668
Income from continuing operations before income taxes and cumulative effect of accounting change	4,891	6,059	10,479
Provision for income taxes	2,103	2,429	5,035

Income from continuing operations before cumulative effect of accounting change	2,788	3,630	5,444

Loss from discontinued operations (including gain on sale of $58,000 in 2003), net of taxes	(8)	(259)	(251)

Income before cumulative effect of accounting change	2,780	3,371	5,193

Cumulative effect of accounting change, net of $1,194 tax benefit	—	(1,868)	—

Net income	$2,780	$1,503	$5,193

Income (loss) per common share - basic and diluted
Continuing operations	$0.28	$0.36	$0.51
Discontinued operations	$—	$(0.03)	$(0.02)
Cumulative effect of accounting change	$—	$(0.18)	$—
Net income per share - basic and diluted	$0.28	$0.15	$0.49

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

In thousands

	2003	2002	2001

OPERATING ACTIVITIES
Net income	$2,780	$1,503	$5,194
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charge for investment impairment	—	—	1,744
Cumulative effect of accounting change	—	1,868	—
Depreciation	17,535	17,699	14,668
Amortization of intangibles	—	17	520
Deferred taxes	3,533	588	2,413
Provision for losses on accounts receivable	495	433	457
Loss (gain) on disposition of assets	(89)	86	53
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(1,659)	(2,701)	(1,002)
Inventory and spare parts	337	(222)	(87)
Deposits and prepaids	506	(1,972)	(230)
Accounts payable	1,715	(49)	321
Accrued expenses	173	374	(167)
Taxes payable/receivable	(528)	503	254
Salaries and related liabilities	480	(264)	1,469
Other, net	1,266	(213)	(404)
Net assets of discontinued operations	1,229	77	660
Net cash provided by operating activities	27,773	17,727	25,863

INVESTING ACTIVITIES
Purchases of property and equipment	(25,287)	(30,845)	(27,377)
Proceeds from sales of property and equipment	195	353	310
Proceeds from sale of business	565	—	—
Net cash used in investing activities	(24,527)	(30,492)	(27,067)

FINANCING ACTIVITIES
Proceeds from 1996 Incentive Stock Plan programs	158	198	84
Net borrowings (repayments) under revolving credit facilities	1,100	(10,449)	5,549
Borrowings under term loan facilities	1,500	25,983	—
Repayments of term loan facilities	(6,696)	(1,974)	(33)
Purchase of treasury shares, net of issuances	(237)	14	(4,983)
Net cash provided by (used in) financing activities	(4,175)	13,772	617

Net increase (decrease) in cash	(929)	1,007	(587)
Cash and cash equivalents at beginning of period	1,054	47	634

Cash and cash equivalents at end of period	$125	$1,054	$47

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In thousands

	Common Shares		Additional		Accumulated Other
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Treasury Shares	Total

Balance December 31, 2000	12,753	$128	$77,702	$22,462	$—	$(21,447)	$78,845

Net income	—	—	—	5,194	—	—	5,194
Loss on derivative instruments, net of $90 tax benefit	—	—	—	—	(132)	—	(132)
Cumulative effect of accounting change, net of $42 tax benefits	—	—	—	—	(62)	—	(62)
Comprehensive income							5,000

Purchase of treasury shares	—	—	—	—	—	(5,000)	(5,000)
Issuance of treasury shares - Associate Stock Purchase Program	—	—	(238)	—	—	329	91
Stock option exercises	—	—	(24)	—	—	34	10

Balance December 31, 2001	12,753	128	77,440	27,656	(194)	(26,084)	78,946

Net income	—	—	—	1,503	—	—	1,503
Gain on derivative instruments, net of $86 tax expense	—	—	—	—	134	—	134
Comprehensive income							1,637

Issuance of treasury shares - Associate Stock Purchase Program			(263)			461	198
Stock option exercises	—	—	(25)	—	—	39	14

Balance December 31, 2002	12,753	$128	$77,152	$29,158	$(59)	(25,583)	$80,796

Net income	—	—	—	2,780	—	—	2,780
Gain on derivative instruments, net of $16 tax expense	—	—	—	—	24	—	24
Comprehensive income							2,804

Issuance of treasury shares - Associate Stock Purchase Program	—	—	(688)	—	—	859	171
Sale of Mercury Business Services	—	—	—	—	—	(536)	(536)
Repurchase of treasury shares	—	—	—	—	—	(250)	(250)

Tax benefit from Wright warrants	—	—	1,295	—	—	—	1,295

Balance December 31, 2003	12,753	$128	$77,759	$31,938	$(35)	$(25,510)	$84,280

See notes to consolidated financial statements

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

Certain 2002 and 2001 balances have been reclassified to conform with the 2003 presentation.

Revenue Recognition

Revenue on Express and Bank services is recognized when the packages are delivered to their destination. Revenue related to Passenger Charter services is recognized in the period in which the charter services are completed.  Revenue on fixed based operations within Aviation Services is recognized when the maintenance services are complete or fuel is delivered.

AirNet receives advance payments from some customers.  These advances secure space on AirNet’s air transportation network during the period for which the payment applies.  These prepaid revenues are classified as deferred revenue  and revenue is recognized based on the number of flying days elapsed.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less.  Cash equivalents are stated at cost, which approximates market value.

Accounts Receivable

AirNet performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  AirNet establishes an allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends and other information.

Inventory and Spare Parts

Inventory and spare parts are valued at the lower of cost (weighted average method) or market.

Property and Equipment

Property and equipment are stated at cost. Costs of major aircraft inspections, overhauls and engine work are capitalized as incurred and depreciated based on hours flown.  The original costs of airframes, other flight equipment and other property and equipment (primarily furniture and equipment, leasehold improvements, computer related hardware and software and vehicles) are depreciated based on the straight-line method over the estimated useful lives of the assets as summarized below.  Aircraft maintenance costs not meeting AirNet’s capitalization requirements are expensed as incurred.

Airframes	15 years
Buildings	30 years
Other flight equipment	2 - 5 years
Other property and equipment	3 - 10 years

The engines of twenty-seven of AirNet’s thirty-three Learjet 35 aircraft are covered under a Fleet Management Plan (FMP), in which AirNet prepays certain repair and overhaul costs.  These prepayments, which totaled $12,701,000 and $7,043,000 at December 31, 2003 and 2002, respectively, are classified in fixed assets on the consolidated balance sheet.  Amortization on these prepaid balances does not begin until services have been performed, at which time the prepaid balances are reclassified into depreciable asset categories and depreciated based on hours flown.

AirNet reevaluates the remaining salvage values and depreciable lives on its property and equipment as conditions dictate.  In response to changes in the projected usage for its fleet of Cessna 310 aircraft, in 2003 AirNet reduced the salvage values and shortened the depreciable lives for these aircraft.  This change in estimate resulted in approximately $489,000 of additional depreciation expense in 2003.

Property and equipment consisted of the following at December 31:

	2003	2002

Flight equipment	$190,432,000	$187,201,000
Other property and equipment	27,992,000	24,203,000
	218,424,000	211,404,000
Less accumulated depreciation	99,625,000	100,102,000
Net property and equipment	$118,799,000	$111,302,000

Investment in Subsidiary

AirNet Systems, Inc. wholly owns Float Control, Inc., which holds a 19% interest in The Check Exchange System Co. (“CHEXS”).  Float Control accounts for its investment in CHEXS under the equity method of accounting.  During 2001, CHEXS received notice that one of its customers, who accounted for a significant portion of CHEXS’s revenue, would not renew its contract with CHEXS beyond August 2001.  As a result, Float Control recognized a $1,744,000 impairment on its investment in CHEXS in the second quarter of 2001, which included a write-off of approximately $300,000 of goodwill.  As of December 31, 2003 and 2002, Float Control’s remaining recorded investment in CHEXS totaled $49,000 and $384,000 respectively and is included in Other Assets – Other on the consolidated balance sheet, and represents expected final distributions from the partnership.

Income Taxes

AirNet accounts for income taxes under the liability method pursuant to SFAS No. 109, Accounting for Income Taxes.  Under the liability method, deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Goodwill

AirNet adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.  SFAS No. 141 requires business combinations completed after June 30, 2001, to be accounted for using the purchase method of accounting and changes the criteria for recording intangible assets apart from goodwill.  AirNet evaluated its goodwill and intangibles acquired prior to June 30, 2001, and determined that all intangible assets were properly classified using the criteria of SFAS No. 141.

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

Financial Instruments

The fair value of AirNet’s financial instruments approximated their carrying value at December 31, 2003 and 2002.

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

In February 2002, AirNet entered into a five-year interest rate swap agreement with a bank relative to a $3.0 million term loan, with a notional amount at December 31, 2003 of $1.9 million and a fixed rate of 4.25% plus a margin based on AirNet’s funded debt ratio.  AirNet was also party to two additional three-year swap agreements which ended in 2002, each with a $5.0 million notional amount and fixed rates of 6.3% and 6.5% plus a margin based on AirNet’s funded debt ratio.

AirNet accounts for it swap agreements under SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments, SFAS No. 137 and 138.   The statements require AirNet to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges are adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.  AirNet’s adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative effect of an accounting change charge of $62,155, net of tax, to accumulated other comprehensive income.  In 2003, AirNet recognized comprehensive income of $24,000, net of tax, related to the swaps, compared to $134,000 of comprehensive income, net of tax, in 2002.  At December 31, 2003 and 2002, the aggregate fair value of the interest rate swaps was approximately ($65,000) and ($106,000), respectively, and is recorded in other liabilities on the consolidated balance sheets.  The ineffective portion of the change in fair value is immaterial for all years presented.

Stock-Based Compensation

At December 31, 2003, AirNet had one stock-based employee compensation plan, which is described more fully in Note 4.  AirNet accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan have an exercise price equal to the market value of the underlying common shares on the date of grant.  Pro forma information regarding net income and earnings per share is required by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and has been determined as if AirNet had accounted for its employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2003	2002	2001
Risk free interest rate	4.00%	4.75%	5.00%
Volatility factor of expected market price of the company’s common shares	65.4%	55.3%	46.1%
Weighted average expected life of options (years)	4.81	5.30	5.44

The weighted average fair value of options granted was $2.37, $4.21 and $2.70 in the years ended December 31, 2003, 2002 and 2001, respectively.

The following table illustrates the effect on net income and earnings per share if AirNet had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31
	2003	2002	2001

Net income, as reported	$2,780,000	$1,503,000	$5,194,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(132,000)	(398,000)	(672,000)

Pro forma net income	$2,648,000	$1,105,000	$4,522,000

Net income per common share - basic and diluted:
As reported	$.28	$.15	$.49
Pro forma	$.26	$.11	$.43

Supplemental Cash Flow Data

Cash paid for interest was $1,584,000, $1,433,000, and $1,591,000 for the years ended December 31, 2003, 2002, and 2001, respectively.  AirNet paid  $459,000, $1,216,000, and $2,603,000 and received $1,332,000, $51,000, and $492,000 for the years ended December 31, 2003, 2002, and 2001, respectively, related to income taxes .

2.                                      Goodwill and Other Intangible Assets

AirNet adopted SFAS No. 142, Goodwill and Other Intangible Assets as of January 1, 2002. AirNet performed the transitional goodwill impairment test using the two-step process prescribed in SFAS No. 142 with a measurement date of January 1, 2002. The first step is a screen of potential impairment, while the second step measures the amount of the impairment, if any. AirNet performed the first of the required transitional goodwill impairment tests in the second quarter of 2002. AirNet performed the second of the required transitional goodwill impairment tests in the fourth quarter of 2002. Under SFAS No. 142, an impairment charge resulting from the transitional impairment tests was reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. Based on the results of its transitional goodwill impairment test, AirNet recognized an impairment loss, net of tax, of $1,868,000, for goodwill related to the Mercury Business Services division as a cumulative effect of a change in accounting principle in the first quarter of 2002.

AirNet performs an annual goodwill impairment test required by the SFAS No. 142 as of October 1. The annual impairment test indicated that no additional goodwill impairment charge was required in 2003 or 2002.

Prior to the adoption of SFAS No. 142, AirNet’s goodwill was amortized by the straight-line method over 25 years. Since goodwill is no longer amortized, AirNet’s reported results for 2003 and 2002 are not comparable with previous years. The following table presents pro forma information assuming that AirNet adopted SFAS No.142 as of January 1, 2001.

	Year Ended December 31,
	2003	2002	2001
Reported net income	$2,780,000	$1,503,000	$5,194,000
Adjustments:
Goodwill amortization	—	—	342,000
Income tax benefit	—	—	(135,000)
Adjusted net income	2,780,000	1,503,000	5,401,000

Adjusted net income per share – basic and diluted	$.28	$.15	$.51

Following is a progression of goodwill for the years ended December 31:

	2003	2002

Balance at January 1,	$4,018,000	$7,080,00
Goodwill acquired	—	—
Impairment loss	—	(3,062,000)
Balance at December 31,	$4,018,000	$4,018,000

3.                                      Notes Payable

AirNet had borrowings as follows at December 31:

	2003	2002
Term notes	$18,976,000	$24,094,000
Revolving credit facility	18,800,000	17,700,000
	37,776,000	41,794,000
Current portion of notes payable	5,256,000	5,193,000
Long-term portion of notes payable	$32,520,000	$36,601,000

In September 2002, AirNet replaced its $50 million revolving credit agreement.  The new credit agreement provides AirNet with a three-year $35 million unsecured revolving credit facility scheduled to expire on September 30, 2005 and a five-year $20.0 million unsecured term loan.  The term loan requires quarterly installments of $1.0 million commencing on the last day of December 2002 and continuing through September 30, 2007.  The agreement bears interest at AirNet’s option of a fixed rate based upon LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the agreement, or a floating rate based on the greater of the prime rate and the sum of .5% plus the federal funds rate in effect from time to time. The interest rate in effect at December 31, 2003 was 2.39%. The agreement requires the maintenance of certain minimum tangible net worth and cash flow levels, imposes certain limitations on capital expenditures and the sale of assets, and restricts the amount of additional debt.  As of December 31, 2003, AirNet was in compliance with these restrictions. As of December 31, 2003, $6.5 million was available under the credit facility.

During the first quarter of 2002, AirNet entered into three term loans with banks.  As of December 31, 2003 the first note has a principal balance of $832,000 with a 60-month term, a 5.77% interest rate and a $24,000 monthly principal and interest payment.  The second note has a principal balance of $1,146,000 with a 60-month term, a 5.77% interest rate and a $33,000 monthly principal and interest payment.  The third note has a principal balance of $1,900,000 with a floating interest rate based upon LIBOR (London Interbank Offered Rate) and a $50,000 principal payment due monthly over 60 months.  Four aircraft with a net book value totaling approximately $7,116,000 at December 31, 2003 secure these loans.

In conjunction with the purchase of AirNet’s operations facility in 1997, AirNet issued a $263,000 term note.  The terms of the note require monthly principal and interest payments of $4,000 through 2005 and the note is collateralized by the facility.

Aggregate future maturities of long-term debt as of December 31, 2003 are as follows:

2004	$5,256,000
2005	5,249,000
2006	24,025,000
2007	3,246,000
2008	—
$37,776,000

AirNet also maintains standby letters of credit totaling $1,600,000 with a bank related to its insurance policy agreements.

4.                                    Incentive Stock Plan

In 1996, AirNet Systems, Inc. adopted the AirNet Systems, Inc. 1996 Incentive Stock Plan (the “Plan”).  The Plan provides for the issuance of incentive and non-qualified stock options, restricted stock and performance awards and a stock purchase plan (collectively, “Awards”).  The Plan also provides for the grant of non-qualified stock options to non-employee directors.  The maximum number of common shares available for issuance under the Plan is 1,650,000 through May 1, 2006.  The Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms and conditions applicable to the options, restricted stock and performance awards, other than options automatically granted to non-employee directors in accordance with the terms of the Plan.  The exercise price of each option equals the market price of a common share on the date of grant.  An option’s maximum term is ten years (five years for ISOs granted to 10% shareholders).  Option vesting periods range from vesting upon grant to vesting over four years.

A summary of AirNet’s stock option activity and related information follows (in thousands, except price per share data) for the years ended December 31:

	2003		2002		2001
	Common Shares	Weighted Average Exercise Price	Common Shares	Weighted Average Exercise Price	Common Shares	Weighted Average Exercise Price

Outstanding at beginning of period	1,045	$9.55	1,029	$10.05	1,142	$12.45
Granted	132	4.32	102	7.78	208	4.12
Exercised	—	—	(3)	5.24	(2)	4.51
Cancelled	(163)	11.90	(83)	13.33	(319)	14.83
Outstanding at end of period	1,014	8.52	1,045	9.58	1,029	10.05

Options exercisable at end of period	787	$9.50	790	$10.63	688	$11.65

The following summarizes information about options outstanding as of December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Less than $5.00	311,900	7.5	$4.08	143,960	$3.99

$5.01-$10.00	464,870	5.6	8.24	405,660	8.31

$10.01-$15.00	183,700	2.6	14.16	183,700	14.16

$15.01-$20.00	53,000	4.5	17.42	53,000	17.42

$20.01-$25.00	500	4.4	22.00	500	22.00

	1,013,970	5.6	$8.52	786,820	$9.50

AirNet’s Associate Stock Purchase Program, which is part of the Plan, allows eligible employees the opportunity to acquire common shares of AirNet at up to a 15% discount through payroll deductions.  AirNet issued 39,597, 26,552, and 27,271 common shares respectively during 2003, 2002, and 2001 from treasury shares.

5.                                      Lease Obligations

AirNet leases facility space and courier vehicles at various locations throughout the United States.  In addition, in 2002, AirNet entered into operating leases for four Cessna Caravan 208 aircraft each with a lease term of three years and two Cessna Caravan 208B aircraft, one with a lease term of 3.5 years and one with a lease term of 4.5 years.  The three-year lease terms were subsequently extended an additional year.   AirNet incurred lease expense of $4,131,000, $3,747,000, and $1,961,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  As of December 31, 2003, future minimum lease payments by year and in the aggregate under non-cancelable operating leases with initial or remaining terms exceeding one year are as follows:  2004 - $912,000; 2005 - $658,000; 2006 - $376,000; 2007 - $55,000; 2008 - $29,000.

6.                                      Related Party Transactions

During 2001, the Board of Directors approved a retirement agreement with Gerald G. Mercer, Founder and former Chairman, of AirNet Systems, Inc.  As contemplated by the retirement agreement, Mr. Mercer retired as Chairman and a Director effective August 3, 2001.  AirNet recorded $975,000 in selling, general and administrative expense in 2001 to cover salary continuance requirements and benefits associated with this agreement that continue until 2003.  Additionally as part of the retirement agreement, in 2001 AirNet Systems, Inc. purchased 818,330 common shares at $6.11 per share from the former Chairman at a total cost of $5.0 million.  AirNet intends to hold the common shares in treasury.  Under the terms of the retirement agreement, Mr. Mercer also had the option to sell up to $250,000 of AirNet Systems, Inc. common shares each quarter of 2002 to AirNet based on then current market prices.  Mr. Mercer exercised his option effective January 2, 2003 and sold 52,410 AirNet Systems, Inc. common shares to AirNet at a total cost of $249,996.

Also under the terms of his retirement agreement, Mr. Mercer retained his rights to sell his remaining AirNet common shares to private investors at any time in accordance with the applicable laws.  On or about December 26, 2002, Mr. Mercer sold an aggregate of 733,200 common shares to seven separate investors in privately negotiated transactions.  On December 24, 2002, he made a gift of 256,800 common shares to Spring Hill Camps, which sold those common shares to three separate investors, one of which also purchased common shares from Mr. Mercer, in privately negotiated transactions.  In connection with and as a condition to the investors’ consummating those transactions, AirNet granted registration rights in respect to the 990,000 common shares collectively purchased by these investors from Mr. Mercer or Spring Hill Camps and registered the shares in 2003.

7.                                      Retirement Plan

AirNet has a 401(k) retirement savings plan.  All associates who have completed a minimum of one month of service may contribute up to 15% of their eligible annual earnings to the plan.  AirNet may elect, at its discretion, to make matching and profit-sharing contributions. AirNet’s contribution expense related to the 401(k) retirement savings plan totaled $519,000, $481,000, and $526,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

8.                                      Income Taxes

Income taxes are summarized as follows for the years ended December 31:

	2003	2002	2001
Current:
Federal	$(1,227,000)	$1,751,000	$2,415,000
State and local	295,000	431,000	510,000
	(932,000)	2,182,000	2,925,000
Deferred:
Federal	2,978,000	341,000	1,930,000
State and local	57,000	(94,000)	180,000
	3,035,000	247,000	2,110,000
	$2,103,000	$2,429,000	$5,035,000

Significant components of AirNet’s deferred tax liabilities and assets are as follows at December 31:

	2003	2002
Long-term deferred tax asset:
Alternative minimum tax credits	$3,621,000	$1,057,000
Goodwill	—	1,027,000
Other	188,000	184,000
Long-term deferred tax liabilities:
Property and equipment	(19,968,000)	(13,875,000)
Other	(230,000)	(1,428,000)
Net long-term deferred tax liabilities	$(16,389,000)	$(13,035,000)

Current deferred tax assets:
Workers’ compensation reserves	$494,000	$448,000
Allowance for bad debt reserves	204,000	353,000
Other	153,000	200,000

Total current deferred tax assets	851,000	1,001,000

Current deferred tax liabilities:
Prepaid expenses	(828,000)	(756,000)
Other	(27,000)	(25,000)
Total current deferred tax liabilities	(855,000)	(781,000)
Net current deferred tax assets (liabilities)	$(4,000)	$220,000

Differences arising between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows for the years ended December 31:

	2003		2002		2001
Tax expense at federal statutory rate on pre-tax income	$1,663,000	34.0%	$2,069,000	34.0%	$3,600,000	34.0%
Add:
State taxes, net of federal benefit	311,000	6.4	220,000	3.6	559,000	5.3
Non-deductible permanent differences	129,000	2.6	140,000	2.5	876,000	8.7
Total taxes	$2,103,000	43.0%	$2,429,000	40.1%	$5,035,000	48.0%

In connection with the 1996 repurchase and cancellation of the Donald Wright Warrant, AirNet recognized a related tax benefit estimated to be $7.0 million based upon management’s judgment and estimation of the portion of the Donald Wright Warrant which would be deductible for income tax purposes.  This tax benefit was recognized as additional paid in capital on AirNet’s consolidated balance sheet and has had no effect on AirNet’s consolidated statement of operations.  During the third quarter 2003, this matter was partially resolved and AirNet has realized tax deductions related to this transaction in excess of management’s original estimates resulting in additional tax benefits.  The additional tax benefits associated with the deductible portion of the Donald Wright Warrant have exceeded the original estimate by $1.3 million.  The additional tax benefit, as was the initial estimated tax benefit associated with the Donald Wright Warrant, has been recorded as an increase to additional paid in capital.

10.  Discontinued Operations

 On August 11, 2003, AirNet Systems, Inc. completed the sale of substantially all of the assets of its Mercury Business Services unit to Mercury Business Services, Inc., a Delaware corporation owned by a group that includes the original owners of the Mercury business.

AirNet sold the assets, primarily the accounts receivable, personal property and intellectual property, with a carrying amount at the time of sale of approximately $1.0 million, for approximately $1.1 million.

AirNet received approximately $455,000 of the purchase price in a ninety day promissory note secured by the assets being sold and guaranteed by each of the shareholders of Mercury Business Services, Inc. Under terms of the Asset Purchase Agreement, approximately $536,000 of the purchase price was paid with AirNet Systems, Inc. common shares owned by the shareholders of Mercury Business Services, Inc., including 56,000 common shares tendered to AirNet Systems, Inc., prior to the closing at $4.30 per common share (the closing price of the AirNet Systems, Inc., common shares on the NYSE on July 25, 2003) and 68,494 common shares tendered to AirNet Systems, Inc., on the closing date at $4.31 per common share (the average closing price of the AirNet Systems, Inc., common shares on the NYSE on August 4-6, 2003). The balance of the purchase price was paid in cash.

AirNet accounted for these operations as discontinued operations.

The Mercury Business Services unit had revenues for the year ended December 31, 2003, which consisted of the seven months prior to the sale, of $5,939,000, as compared to $8,940,000 and $8,572,000 for the full years in 2002 and 2001, respectively.

Pre-tax loss for AirNet’s Mercury Business Services unit for the year ended December 31, 2003, which consisted of the seven months prior to the sale, was $13,000, as compared to a $432,000 and $483,000 pre-tax loss for the full years 2002 and 2001, respectively.

11.                               Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the years ended December 31:

	2003	2002	2001

Numerator:
Income before discontinued operations and cumulative effect of accounting change	$2,788,000	$3,630,000	$5,445,000
Loss from discontinued operations, net of tax	(8,000)	(259,000)	(251,000)

Cumulative effect of accounting change, net of tax	—	(1,868,000)	—
Net income	$2,780,000	$1,503,000	$5,194,000

Denominator:
Basic - weighted average shares outstanding	10,088,000	10,141,000	10,576,000

Diluted
Options - associates, officers and directors	1,000	120,000	60,000
Adjusted weighted average shares outstanding	10,089,000	10,261,000	10,636,000

Net income per share – basic and diluted:
Income from continuing operations before cumulative effect of accounting change	$.28	$.36	$.51
Loss from discontinued operations, net of tax	—	(.03)	(.02)
Cumulative effect of accounting change, net of tax	—	(.18)	—
Net income	$.28	$.15	$.49

For the years ended December 31, 2003, 2002, and 2001, 981,000, 697,000, and 787,000 options, respectively, were excluded from the diluted weighted average shares outstanding calculation, as their exercise prices exceeded the average fair market value of the underlying common shares for the year.

12.                               Litigation and Contingencies

AirNet is subject to claims and lawsuits in the ordinary course of its business.  In the opinion of management, the outcome of these actions, which are not clearly determinable at the present time, are either adequately covered by insurance, or if not insured, will not, in the aggregate, have a material adverse impact upon AirNet’s financial position or the results of future operations.

13.                               Subsequent Events

On January 20, 2004, AirNet Systems, Inc. entered into a land lease with the Columbus Regional Airport Authority (the “Authority”) whereby AirNet Systems, Inc. will lease approximately 8 acres located within the Rickenbacker International Airport (“Rickenbacker”) in Franklin and Pickaway Counties, Ohio.  The land lease is for a term of 20 years with minimum annual lease payments based on the square footage of the premises which are at a fixed rate which escalates annually for the first three years after construction is complete and then increases based on an index.  AirNet Systems, Inc. intends to construct a new corporate and operational headquarters on the Rickenbacker property.  In anticipation of AirNet’s future move to the Rickenbacker property on January 20, 2004, AirNet Systems, Inc. entered into an agreement to sell its existing corporate headquarters facility to the Authority for $3,850,000.  AirNet has retained the right to continue to occupy its existing facility until construction and relocation to Rickenbacker is complete.

The quarterly financial data required to be disclosed in this Item 8 is incorporated herein by reference to the table captioned “Selected Quarterly Data (unaudited) in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No response required.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

With the participation of the Chairman of the Board, President and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer, Treasurer and Secretary  (the principal financial officer) of AirNet Systems, Inc. (“AirNet”), AirNet’s management has evaluated the effectiveness of AirNet’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, AirNet’s Chairman of the Board, President and Chief Executive Officer and AirNet’s Chief Financial Officer, Treasurer and Secretary have concluded that:

•                          information required to be disclosed by AirNet in this Annual Report on Form 10-K would be accumulated and communicated to AirNet’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•                          information required to be disclosed by AirNet in this Annual Report on Form 10-K would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•                          AirNet’s disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that material information relating to AirNet and its consolidated subsidiaries is made known to them, particularly during the period for which the periodic reports of AirNet, including this Annual Report on Form 10-K, are being prepared.

Changes in Internal Control over Financial Reporting

There were no changes in AirNet’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during AirNet’s fiscal quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, AirNet’s internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for in this Item 10 is incorporated herein by reference from AirNet’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 4, 2004, under the captions “ELECTION OF DIRECTORS”, “EXECUTIVE COMPENSATION – Employment Contracts and Termination of Employment and Change-In-Control Arrangements” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”  In addition, information concerning AirNet’s executive officers is included in the portion of Part I of this Annual Report on Form 10-K entitled “Supplemental Item:  Executive Officers of the Registrant.”  Also, information concerning AirNet’s Audit Committee and the determination by AirNet’s Board of Directors that at least one member of the Audit Committee qualifies as an “audit committee financial expert” is incorporated herein by reference from AirNet’s definitive Proxy Statement related to the Annual Meeting of Shareholders to be held on June 4, 2004, under the Caption “ELECTION OF DIRECTORS – Committees and Meetings of the Board – Audit Committee.”  Information concerning the nomination process for director candidates is incorporated herein by reference from AirNet’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 4, 2004, under the captions “ELECTION OF DIRECTORS – Committees and Meetings of the Board – Nominating and Corporate Governance Committee” and “ELECTION OF DIRECTORS – Nominating Procedures.”

AirNet’s –Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee as well as Corporate Governance Guidelines as contemplated by the applicable sections of the New York Stock Exchange listed Company Manual.

In accordance with the requirements of Section 303A(10) of the New York Stock Exchange Listed Company Manual, the Board of  Directors of AirNet has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees (team members) of AirNet, including AirNet’s Chairman of the Board, President and Chief Executive Officer (the principal executive officer), AirNet’s Chief Financial Officer, Treasurer and Secretary (the principal financial officer) and AirNet’s Controller and Principal Accounting Officer.  AirNet intends to disclose the following on the “Corporate Governance” page of its website located at www.airnet.com within five business days following their occurrence required by the applicable rules of the SEC and the requirements of Section 303A(10) of the New York Stock Exchange Listed Company Manual: (A) the nature of any amendment to a provision of its Code of Business Conduct and Ethics that (i) applies to AirNet’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the “code of ethics” definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver

(including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to AirNet’s principal; executive officer, principal financial officer, principal accounting officer or controller, of persons performing similar functions, that relates to one or more of the items set forth in Item 406(b) of SEC Regulation S-K.

The text of each of the Audit Committee Charter, the Compensation Committee Charter, the Nominating and Corporate Governance Committee Charter, Corporate Governance Guidelines and Code of Business Conduct and Ethics is posted on the “Corporate Governance” page of AirNet’s website located at www.airnet.com .  Interested persons may also obtain Copies of the Audit Committee Charter, the Compensation Committee Charter, the Nominating and Corporate Governance Committee Charter, the Corporate Governance Guidelines and the Code of Business Conduct and Ethics, without charge, by writing to the Chief Financial Officer, Treasurer and Secretary of AirNet at AirNet Systems, Inc., 3939 International Gateway, Columbus, Ohio 43219, Attention:  Gary W. Qualmann.  In addition, a copy of AirNet’s Code of Business Conduct and Ethics is being filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

The information called for in this Item 11 is incorporated herein by reference from AirNet’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 4, 2004, under the captions “ELECTION OF DIRECTORS –  Compensation of Directors” and “EXECUTIVE COMPENSATION.”  Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of SEC Regulation S-K.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for in this Item 12 regarding security ownership of certain beneficial owners and management is incorporated herein by reference from AirNet’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 4, 2004, under the captions “BENEFICIAL OWNERSHIP OF COMMON SHARES” and “TRANSACTIONS WITH MANAGEMENT.”

The information called for in this Item 12 regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference from AirNet’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 4, 2004, under the caption “EXECUTIVE COMPENSATION—Equity Compensation Plan Information.”

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for in this Item 13 is incorporated herein by reference from AirNet’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 4, 2004, under the captions “ELECTION OF DIRECTORS—Nominees Standing for Election to the Board of Directors” and  “TRANSACTIONS WITH MANAGEMENT.”

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for in this Item 14 is incorporated herein by reference from AirNet’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 4, 2004, under the captions “AUDIT COMMITTEE MATTERS—Pre-Approval of Services Performed by Independent Auditors” and “AUDIT COMMITTEE MATTERS—Fees of Independent Auditors.”

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)               Documents filed as part of this Annual Report on Form 10-K:

1.               The following consolidated financial statements are included in Item 8:

2.               Schedule II - Valuation and Qualifying Accounts is included below:

COL A	COL B	COL C		COL D	COL E
		Additions
Description	Balance at Start of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Year end December 31, 2003: Deducted from asset accounts; Allowance for doubtful accounts	$864,888	$328,459	$0	$678,301	$515,046
Year end December 31, 2002: Deducted from asset accounts; Allowance for doubtful accounts	$660,647	$432,290	$0	$228,049	$864,888
Year end December 31, 2001: Deducted from asset accounts; Allowance for doubtful accounts	$601,114	$457,386	$0	$397,853	$660,647

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

2.1

Asset Purchase Agreement, dated July 11, 2003, by and among AirNet Systems, Inc., AirNet Management, Inc., Mercury Business Services, Inc., Andrew R. Cooke, Peter G. Salisbury and Christopher F. Valente.  [Pursuant to Item 601(b)(2) of SEC Regulation S-K, certain schedules and exhibits to this Asset Purchase Agreement have not been filed with this exhibit.  The schedules contain various items relating to the assets being sold and the representations and warranties of the parties to the Asset Purchase Agreement.  AirNet Systems, Inc. has agreed to furnish supplementally any omitted schedule or exhibit to the SEC upon request.]

Incorporated herein by reference to Exhibit 2.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated and filed on July 15, 2003 (File No. 1-13025)

3.1	Amended Articles of AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 2.1 to AirNet Systems, Inc.’s Registration Statement on Form 8-A (File No. 0-28428) filed on May 3, 1996 (the “1996 Form 8-A”)

3.2	Certificate of Amendment to the Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on May 28, 1996	Incorporated herein by reference to Exhibit 4(b) to AirNet Systems, Inc.’s Registration Statement on Form S-8 (Registration No. 333-08189) filed on July 16, 1996 (the “1996 Form S-8”)

3.3	Amended Articles of AirNet Systems, Inc. (as amended through May 28, 1996) [for SEC reporting compliance purposes only - not filed with the Ohio Secretary of State]	Incorporated herein by reference to Exhibit 4(c) to AirNet Systems, Inc.’s 1996 Form S-8

3.4	Code of Regulations of AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 2.2 to AirNet Systems, Inc.’s 1996 Form 8-A

3.5	Certificate regarding adoption of amendment to Section 1.10 of the Code of Regulations of AirNet Systems, Inc. by the shareholders on May 12, 2000	Incorporated herein by reference to Exhibit 3.1 to AirNet Systems, Inc.’s Form 10-Q for the quarterly period ended June 30, 2000 (File No. 1-13025)

3.6	Code of Regulations of AirNet Systems, Inc. (reflecting amendments through May 12, 2000) [for SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2 to AirNet Systems, Inc.’s Form 10-Q for the quarterly period ended June 30, 2000 (File No. 1-13025)

4.1	Credit Agreement dated September 30, 2002, among AirNet Systems, Inc., the Lenders from time to time party thereto and The Huntington National Bank, as Administrative Agent and Lead Arranger	Incorporated herein by reference to Exhibit 4.1 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 1-13025)

4.2	Agreement to furnish instruments defining rights of holders of long-term debt	Filed herewith.

Exhibit No.	Description	Location

10.1*	AirNet Systems, Inc. Amended and Restated 1996 Incentive Stock Plan (reflects amendments through February 17, 2004)	Filed herewith.

10.2

Indemnification Agreement, dated as of May 15, 1996, among AirNet Systems, Inc. and Eric P. Roy, Glenn M. Miller, Charles A. Renusch, Guy S. King, Lincoln L. Rutter, Kendall W. Wright and William R. Sumser

Incorporated herein by reference to Exhibit 10.11 to AirNet’s Amendment No. 2 to AirNet Systems Inc.’s Form S-1 Registration Statement (Registration No. 333-03092) filed on May 24, 1996 (“Amendment No. 2”)

10.3	Indemnification Agreement, dated as of May 15, 1996, between Gerald G. Mercer and AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 10.12 to AirNet Systems, Inc.’s Amendment No. 2

10.4*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and Joel E. Biggerstaff	Incorporated herein by reference to Exhibit 10.4 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025)

10.5*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and William R. Sumser	Incorporated herein by reference to Exhibit 10.5 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025)

10.6*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and Jeffrey B. Harris	Incorporated herein by reference to Exhibit 10.6 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025)

10.7*	AirNet Systems, Inc. Director Deferred Compensation Plan amended March 17, 2004	Filed herewith.

10.8*	AirNet Systems, Inc. Salary for Options Conversion Plan, effective February 6, 2000	Incorporated herein by reference to Exhibit 10.8 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025)

10.9*	Agreement, made as of July 17, 2001, between AirNet Systems, Inc. and Gerald G. Mercer	Incorporated herein by reference to Exhibit 10.9 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-13025)

10.10*	Jerry Mercer Transition Agreement, effective May 26, 2001, between AirNet Systems, Inc. and Gerald G. Mercer	Incorporated herein by reference to Exhibit 10.10 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-13025)

10.11*	Agreement between AirNet Systems, Inc. and Guy King, effective February 7, 2003	Incorporated herein by reference to Exhibit 10.11 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-13025)

Exhibit No.	Description	Location

10.12

Stock Purchase Agreement, dated as of December 26, 2002, between Gerald G. Mercer and Gryphon Master Fund, L.P. with AirNet Systems, Inc. as a party for purposes of the registration rights provisions contained in Section 7 thereof and Exhibit III attached thereto; and Schedule A to Exhibit 10.1 identifying other substantially identical Stock Purchase Agreements between Gerald G. Mercer and other purchasers as identified in such Schedule A to Exhibit 10.1

Incorporated herein by reference to Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated January 14, 2003 and filed on January 15, 2003 (File No. 1-13025)

10.13

Stock Purchase Agreement, dated as of January 9, 2003, between Spring Hill Camps and Bonanza Master Fund, Ltd. with AirNet Systems, Inc. as a party for purposes of the registration rights provisions contained in Section 7 thereof and Exhibit III attached thereto; and Schedule A to Exhibit 10.2 identifying other substantially identical Stock Purchase Agreements between Spring Hill Camps and other purchasers as identified in such Schedule A to Exhibit 10.2

Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated January 14, 2003 and filed on January 15, 2003 (File No. 1-13025)

10.14	Land Lease at Rickenbacker International Airport, dated as of January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.

Incorporated herein by reference to Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated February 20, 2004 and filed on February 24, 2004 (File No. 1-13025) (“AirNet Systems, Inc.’s February 2004 8-K”)

10.15	Leasehold Improvements Purchase Agreement, dated January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 10.2 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.16	Rickenbacker International Airport Operating Agreement, dated January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 10.3 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.17

Non-Exclusive License Agreement to Conduct an Aeronautical Business at Rickenbacker International Airport, dated as of January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.

Incorporated herein by reference to Exhibit 10.4 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.18	Rickenbacker International Airport Non-Public Self-Fueling Permit, executed by Columbus Regional Airport Authority on January 20, 2004 and by AirNet Systems, Inc. on January 15, 2004	Incorporated herein by reference to Exhibit 10.5 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.19	Rickenbacker International Airport Commingling Fuel Agreement, dated January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 10.6 to AirNet Systems, Inc.’s February 2004 Form 8-K

Exhibit No.	Description	Location

10.20	Non-Exclusive Access Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004	Incorporated herein by reference to Exhibit 10.7 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.21	No-Build Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004	Incorporated herein by reference to Exhibit 10.8 to AirNet Systems, Inc.’s February 2004 Form 8-K

14	Code of Business Conduct and Ethics	Filed herewith

21	Subsidiaries of AirNet Systems, Inc.	Filed herewith

23	Consent of Ernst & Young LLP	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith

* Denotes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15 of Form 10-K.

(b)         Reports on Form 8-K:

On December 4, 2003, AirNet Systems, Inc. filed a Current Report on Form 8-K, dated December 3, 2003, reporting under Item 5. Other Events and Regulation FD Disclosure, the creation of a wholly-owned electronic check processing subsidiary, Fast Forward Solutions, LLC.  A copy of the related news release was included as Exhibit 99.

On December 9, 2003, AirNet Systems, Inc. filed a Current Report on Form 8-K dated December 8, 2003 reporting under Item 5. Other Events and Regulation FD Disclosure, that Fast Forward Solutions, LLC, a wholly-owned subsidiary of AirNet Systems, Inc., issued a news release announcing that it had signed a term sheet with NetDeposit, Inc. regarding their intent to finalize an agreement to provide a standard Image Replacement Document (“IRD”) check processing solution to the payments industry.  A copy of the news release was included as Exhibit 99 and incorporated herein by reference.

(c)          Exhibits filed with or incorporated by reference in this Annual Report on Form 10-K are listed in Item 14(a)(3) above.

(d)         The required financial statement schedule is included in Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRNET SYSTEMS, INC.

Dated: March 29, 2004	By:	/s/ Joel E. Biggerstaff
Joel E. Biggerstaff, Chairman of the Board, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel E. Biggerstaff	Chairman of the Board, Chief Executive Officer, and	March 29, 2004
Joel E. Biggerstaff	President (Principal Executive Officer)

/s/ Gary W. Qualmann	Chief Financial Officer, Treasurer and Secretary (Principal	March 29, 2004
Gary W. Qualmann	Financial Officer)

/s/ Denise D. Brown	Controller and Principal Accounting Officer	March 29, 2004
Denise D. Brown

*Russell M. Gertmenian	Director	March 29, 2004
Russell M. Gertmenian

*David P. Lauer	Director	March 29, 2004
David P. Lauer

*Bruce D. Parker	Director	March 29, 2004
Bruce D. Parker

*James E. Riddle	Director	March 29, 2004
James E. Riddle

*By	/s/ Joel E. Biggerstaff
Joel E. Biggerstaff, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Description	Location

2.1

Asset Purchase Agreement, dated July 11, 2003, by and among AirNet Systems, Inc., AirNet Management, Inc., Mercury Business Services, Inc., Andrew R. Cooke, Peter G. Salisbury and Christopher F. Valente.  [Pursuant to Item 601(b)(2) of SEC Regulation S-K, certain schedules and exhibits to this Asset Purchase Agreement have not been filed with this exhibit.  The schedules contain various items relating to the assets being sold and the representations and warranties of the parties to the Asset Purchase Agreement.  AirNet Systems, Inc. has agreed to furnish supplementally any omitted schedule or exhibit to the SEC upon request.]

Incorporated herein by reference to Exhibit 2.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated and filed on July 15, 2003 (File No. 1-13025)

3.1	Amended Articles of AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 2.1 to AirNet Systems, Inc.’s Registration Statement on Form 8-A (File No. 0-28428) filed on May 3, 1996 (the “1996 Form 8-A”)

3.2	Certificate of Amendment to the Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on May 28, 1996	Incorporated herein by reference to Exhibit 4(b) to AirNet Systems, Inc.’s Registration Statement on Form S-8 (Registration No. 333-08189) filed on July 16, 1996 (the “1996 Form S-8”)

3.3	Amended Articles of AirNet Systems, Inc. (as amended through May 28, 1996) [for SEC reporting compliance purposes only - not filed with the Ohio Secretary of State]	Incorporated herein by reference to Exhibit 4(c) to AirNet Systems, Inc.’s 1996 Form S-8

3.4	Code of Regulations of AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 2.2 to AirNet Systems, Inc.’s 1996 Form 8-A

3.5	Certificate regarding adoption of amendment to Section 1.10 of the Code of Regulations of AirNet Systems, Inc. by the shareholders on May 12, 2000	Incorporated herein by reference to Exhibit 3.1 to AirNet Systems, Inc.’s Form 10-Q for the quarterly period ended June 30, 2000 (File No. 1-13025)

3.6	Code of Regulations of AirNet Systems, Inc. (reflecting amendments through May 12, 2000) [for SEC reporting compliance purposes only]	Incorporated herein by reference to Exhibit 3.2 to AirNet Systems, Inc.’s Form 10-Q for the quarterly period ended June 30, 2000 (File No. 1-13025)

4.1	Credit Agreement dated September 30, 2002, among AirNet Systems, Inc., the Lenders from time to time party thereto and The Huntington National Bank, as Administrative Agent and Lead Arranger	Incorporated herein by reference to Exhibit 4.1 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (File No. 1-13025)

4.2	Agreement to furnish instruments defining rights of holders of long-term debt	Filed herewith.

Exhibit No.	Description	Location

10.1*	AirNet Systems, Inc. Amended and Restated 1996 Incentive Stock Plan (reflects amendments through February 17, 2004)	Filed herewith.

10.2

Indemnification Agreement, dated as of May 15, 1996, among AirNet Systems, Inc. and Eric P. Roy, Glenn M. Miller, Charles A. Renusch, Guy S. King, Lincoln L. Rutter, Kendall W. Wright and William R. Sumser

Incorporated herein by reference to Exhibit 10.11 to AirNet’s Amendment No. 2 to AirNet Systems Inc.’s Form S-1 Registration Statement (Registration No. 333-03092) filed on May 24, 1996 (“Amendment No. 2”)

10.3	Indemnification Agreement, dated as of May 15, 1996, between Gerald G. Mercer and AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 10.12 to AirNet Systems, Inc.’s Amendment No. 2

10.4*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and Joel E. Biggerstaff	Incorporated herein by reference to Exhibit 10.4 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025)

10.5*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and William R. Sumser	Incorporated herein by reference to Exhibit 10.5 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025)

10.6*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and Jeffrey B. Harris	Incorporated herein by reference to Exhibit 10.6 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025)

10.7*	AirNet Systems, Inc. Director Deferred Compensation Plan amended March 17, 2004	Filed herewith.

10.8*	AirNet Systems, Inc. Salary for Options Conversion Plan, effective February 6, 2000	Incorporated herein by reference to Exhibit 10.8 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025)

10.9*	Agreement, made as of July 17, 2001, between AirNet Systems, Inc. and Gerald G. Mercer	Incorporated herein by reference to Exhibit 10.9 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-13025)

10.10*	Jerry Mercer Transition Agreement, effective May 26, 2001, between AirNet Systems, Inc. and Gerald G. Mercer	Incorporated herein by reference to Exhibit 10.10 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-13025)

10.11*	Agreement between AirNet Systems, Inc. and Guy King, effective February 7, 2003	Incorporated herein by reference to Exhibit 10.11 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-13025)

Exhibit No.	Description	Location

10.12

Stock Purchase Agreement, dated as of December 26, 2002, between Gerald G. Mercer and Gryphon Master Fund, L.P. with AirNet Systems, Inc. as a party for purposes of the registration rights provisions contained in Section 7 thereof and Exhibit III attached thereto; and Schedule A to Exhibit 10.1 identifying other substantially identical Stock Purchase Agreements between Gerald G. Mercer and other purchasers as identified in such Schedule A to Exhibit 10.1

Incorporated herein by reference to Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated January 14, 2003 and filed on January 15, 2003 (File No. 1-13025)

10.13

Stock Purchase Agreement, dated as of January 9, 2003, between Spring Hill Camps and Bonanza Master Fund, Ltd. with AirNet Systems, Inc. as a party for purposes of the registration rights provisions contained in Section 7 thereof and Exhibit III attached thereto; and Schedule A to Exhibit 10.2 identifying other substantially identical Stock Purchase Agreements between Spring Hill Camps and other purchasers as identified in such Schedule A to Exhibit 10.2

Incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated January 14, 2003 and filed on January 15, 2003 (File No. 1-13025)

10.14	Land Lease at Rickenbacker International Airport, dated as of January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.

Incorporated herein by reference to Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated February 20, 2004 and filed on February 24, 2004 (File No. 1-13025) (“AirNet Systems, Inc.’s February 2004 8-K”)

10.15	Leasehold Improvements Purchase Agreement, dated January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 10.2 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.16	Rickenbacker International Airport Operating Agreement, dated January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 10.3 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.17

Non-Exclusive License Agreement to Conduct an Aeronautical Business at Rickenbacker International Airport, dated as of January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.

Incorporated herein by reference to Exhibit 10.4 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.18	Rickenbacker International Airport Non-Public Self-Fueling Permit, executed by Columbus Regional Airport Authority on January 20, 2004 and by AirNet Systems, Inc. on January 15, 2004	Incorporated herein by reference to Exhibit 10.5 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.19	Rickenbacker International Airport Commingling Fuel Agreement, dated January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference to Exhibit 10.6 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.20	Non-Exclusive Access Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004	Incorporated herein by reference to Exhibit 10.7 to AirNet Systems, Inc.’s February 2004 Form 8-K

Exhibit No.	Description	Location

10.21	No-Build Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004	Incorporated herein by reference to Exhibit 10.8 to AirNet Systems, Inc.’s February 2004 Form 8-K

14	Code of Business Conduct and Ethics	Filed herewith

21	Subsidiaries of AirNet Systems, Inc.	Filed herewith

23	Consent of Ernst & Young LLP	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith

*  Denotes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15 of Form 10-K.