Form 10-Q
period 2004-03-31
AIRNET SYSTEMS INC
filed 2004-05-14
CIK 1011696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

As of May 3, 2004, 10,073,212 of the registrant’s common shares, par value $0.01, were outstanding.

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except per share data

	March 31, 2004	December 31, 2003
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$2,257	$125
Accounts receivable, less allowances of $617 and $515 at March 31, 2004 and December 31, 2003, respectively	22,302	18,647
Inventory and spare parts	7,447	6,589
Taxes receivable	1,147	1,401
Deposits and prepaids	2,822	3,246
Total current assets	35,975	30,008

Net property and equipment	120,324	118,799

Other assets:
Goodwill, net of accumulated amortization	4,018	4,018
Other	366	448
Total assets	$160,683	$153,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,927	$7,442
Salaries and related liabilities	3,791	4,955
Deferred revenue	2,330	184
Accrued expenses	933	887
Taxes payable	—	76
Deferred income taxes	4	4
Current portion of notes payable	5,239	5,256
Total current liabilities	21,224	18,804

Other liabilities	1,142	1,280
Notes payable, less current portion	37,218	32,520
Deferred income taxes	16,390	16,389

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; and no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,753 shares issued at March 31, 2004 and December 31, 2003	128	128
Additional paid-in capital	77,403	77,759
Retained earnings	32,255	31,938
Accumulated other comprehensive loss	(35)	(35)
Treasury shares 2,690 and 2,720 shares held at cost at March 31, 2004 and December 31, 2003, respectively	(25,042)	(25,510)
Total shareholders’ equity	84,709	84,280

Total liabilities and shareholders’ equity	$160,683	$153,273

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unauditied, In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003

NET REVENUES
Air transportation for the three months ended March 31, 2004 and 2003, respectively:
Delivery services:
Bank services	$25,832	$26,323
Express services	10,798	9,010
Total delivery services revenues	36,630	35,333

Passenger Charter services	3,650	1,439
Aviation services	191	304
Total net revenues	40,471	37,076

COSTS AND EXPENSES
Wages and benefits	6,345	6,211
Aircraft fuel	5,536	4,942
Aircraft maintenance	3,191	3,381
Contracted air costs	3,071	2,807
Ground courier	7,142	6,266
Depreciation	4,889	4,192
Insurance, rent and landing fees	2,564	2,244
Travel, training and other	2,560	2,178
Selling, general and administrative	3,959	3,931
Net loss on disposition of assets	292	—
Total costs and expenses	39,549	36,152

Income from operations	922	924
Interest expense	367	402
Income from continuing operations before income taxes and cumulative effect of accounting change	555	522
Provision for income taxes	239	203

Income from continuing operations	$316	$319

Loss from discontinued operations, net of taxes	$—	$(22)

Net income	$316	$297

Income per common share - basic and diluted
Continuing operations	$0.03	$0.03
Discontinued operations	$—	$—

Net income per share - basic and diluted	$0.03	$0.03

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, In thousands)

	March 31,
	2004	2003

OPERATING ACTIVITIES
Net income	$316	$297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,889	4,192
Deferred taxes	(4)	—
Provision for losses on accounts receivable	89	94
Loss on disposition of assets	292	36
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(1,444)	53
Inventory and spare parts	(858)	(512)
Deposits and prepaids	425	530
Accounts payable	1,347	1,311
Accrued expenses and deferred revenues	2,192	1,534
Taxes payable/receivable	181	(28)
Salaries and related liabilities	(1,163)	(559)
Other, net	81	391
Net assets of discontinued operations	—	(278)
Net cash provided by operating activities	6,343	7,061

INVESTING ACTIVITIES
Purchases of property and equipment	(9,803)	(5,272)
Proceeds from sales of property and equipment	798	101
Net cash used in investing activities	(9,005)	(5,171)

FINANCING ACTIVITIES
Proceeds from 1996 Incentive Stock Plan programs	112	48
Net borrowings under revolving credit facilities	6,000	400
Repayments of term loan facilities	(1,318)	(1,296)
Purchase of treasury shares	—	(250)
Net cash provided by (used in) financing activities	4,794	(1,098)

Net increase in cash	2,132	792
Cash and cash equivalents at beginning of period	125	1,054

Cash and cash equivalents at end of period	$2,257	$1,846

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

AirNet Systems, Inc. and its subsidiaries (“AirNet” or the “Company”) operate a fully integrated national air transportation network which provides delivery service for time-critical shipments for customers in the U.S. banking industry and other industries requiring the express delivery of packages.  AirNet also offers passenger charter services and retail aviation fuel sales and related ground services.

The accompanying condensed consolidated financial statements include the accounts of AirNet Systems, Inc. and its subsidiaries.  These financial statements are unaudited and have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of operations for the quarterly period ended March 31, 2004 are not necessarily indicative of the results for the full year.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results of interim periods.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in those financial statements and accompanying notes thereto.  Actual results could differ from those estimates.

Certain reclassifications have been made in the prior year’s financial statements to conform to the presentation for the three months ended March 31, 2004.

2.     Stock Plans and Awards

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

	Three Months Ended March 31,
	2004	2003

Net income, as reported	$316	$297

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(80)	(60)

Pro forma net income	$236	$237

Net income per share – basic and diluted:
As reported	$.03	$.03
Pro forma	$.02	$.02

3.     Income Per Share From Continuing Operations

The following table sets forth the computation of basic and diluted income per common share from continuing operations (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003

Numerator:
Income from continuing operations	$316	$319

Denominator:
Basic – weighted average shares outstanding	10,049	10,117

Diluted
Stock options–employees, officers, and directors	32	3
Adjusted weighted average shares outstanding	10,081	10,120

Income per share from continuing operations –
Basic and diluted:	$0.03	$0.03

Common shares subject to outstanding stock options excluded from the diluted weighted average shares outstanding calculation, as the exercise price of the stock options exceeded the average fair market value of the underlying common shares for the period, were 740,120 and 936,000 for the three months ended March 31, 2004 and March 31, 2003, respectively.

4.     Comprehensive Income

Comprehensive income is comprised of net income of the Company and the change in the fair value of interest rate swap agreements, net of income taxes.  Comprehensive income for the three months ended March 31, 2004 and March 31, 2003 was $316,000 and $299,000, respectively.

5.     Discontinued Operations

On August 11, 2003, AirNet Systems, Inc. completed the sale of substantially all of the assets of its Mercury Business Services unit to Mercury Business Services, Inc., a Delaware corporation owned by a group that includes the original owners of the Mercury business.

The sales price of the transaction was approximately $1.1 million.  Mercury Business Services, Inc. paid approximately $455,000 of the sales price through the issuance of a ninety day promissory note secured by the assets being sold and guaranteed by each of the shareholders of Mercury Business Services, Inc.  Under the terms of the Asset Purchase Agreement, approximately $536,000 of the purchase price was paid with AirNet Systems, Inc. common shares owned by the shareholders of Mercury Business Services, Inc., including 56,000 common shares tendered to AirNet Systems, Inc. prior to closing at $4.30 per share (the closing price of the AirNet Systems, Inc. common shares on the NYSE on July 25, 2003) and 68,494 common shares tendered to AirNet Systems, Inc. on the closing date at $4.31 per share (the average closing price of the AirNet Systems, Inc. common shares on the NYSE on August 4-6, 2003).  The balance of the sales price was paid in cash.

AirNet accounted for these operations as discontinued operations.

The Mercury Business Services unit had revenues for the three months ended March 31, 2003 of $2,432,000.

Pre-tax loss for AirNet’s Mercury Business Services unit for the three months ended March 31, 2003 was $25,000.

AIRNET SYSTEMS, INC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

Except for the historical information contained in this Form 10-Q, the matters discussed, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet’s management, are forward-looking statements that involve risks and uncertainties. When used in this document, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “may”, “plan”, “project” and similar expressions are intended to be among statements that identify forward-looking statements.  Such statements involve risks and uncertainties including, but not limited to, the following which could cause actual results to differ materially from any forward-looking statement: potential regulatory changes by the Federal Aviation Administration (“FAA”), which could increase the regulation of AirNet’s business, or potential regulatory changes by the Federal Reserve which could change the competitive environment of transporting cancelled checks; changes in check processing and shipment patterns of bank customers; adverse weather conditions; potential declines in the values of aircraft in AirNet’s fleet and any related asset impairment charges; the ability to successfully market the passenger charter business in light of global changes in the commercial airline industry; potential changes in locally and federally mandated security requirements; increases in aviation fuel costs not fully offset by AirNet’s fuel surcharge program; potential cost overruns associated with the construction of a new facility at Rickenbacker International Airport; acts of war and terrorist activities; the acceptance of AirNet’s time-critical service offerings within targeted Express markets; technological advances and increases in the use of electronic funds transfers; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  Please refer to the sections captioned “Forward-looking statements” and “Risk Factors” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2003  of AirNet Systems, Inc. (File No. 1-13025) for additional details relating to risk factors that could affect AirNet’s results and cause those results to differ materially from those expressed in forward-looking statements.

General

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgements and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. AirNet maintains a thorough process to review the application of its accounting policies and to evaluate the appropriateness of the estimates; however, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

Management has discussed the development and selection of the Company’s critical accounting policies and estimates with the Audit Committee of AirNet Systems, Inc.’s Board of Directors and with its independent auditors.  AirNet’s critical accounting policies have not changed significantly from the policies disclosed in Item 7 of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

AirNet’s audited consolidated financial statements for the fiscal year ended December 31, 2003, included in Item 8 of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, contain additional disclosures regarding AirNet’s significant accounting policies and Item 7 of that Annual Report on Form 10-K includes a summary of AirNet’s critical accounting policies. The information appearing therein may be useful when reading this discussion and analysis of financial condition and results of operations.

Results of Operations

Net Revenues

In ‘000’s Net Revenues	3 months ending March 31, 2004	3 months ending March 31, 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004
Delivery Services Net Revenues
Bank Services	$25,832	$26,323	$(491)	-2%
Express Services	10,798	9,010	1,788	20%
Total Delivery Services Revenues	$36,630	$35,333	$1,297	4%

Passenger Charter Services Revenues	3,650	1,439	2,211	154%

Aviation Services Revenues	191	304	(113)	-37%

Total Revenues	$40,471	$37,076	$3,395	9%

AirNet has experienced overall net revenue growth for the quarter ended March 31, 2004 over the same period of the prior year.  This can be attributed to several factors including increased Express shipment volume and growth in Passenger Charter services.

Bank Services Revenues

In ‘000’s Bank Services Revenues	3 months ending March 31, 2004	3 months ending March 31, 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004
Bank Revenues	$25,503	$25,549	$(46)	-0%
Fuel Surcharge	954	1,436	(482)	-34%
Federal Excise Tax	(625)	(662)	37	-6%
Total Net Bank Revenues	$25,832	$26,323	$(491)	-2%

Bank revenues held constant for the period ended March 31, 2004 as compared to the same period of the prior year as AirNet obtained new customers during the second half of 2003.  AirNet believes however that lower check delivery volume as a result of historically low interest rates and the declining use of checks, will contribute to a reduction in revenues in future periods, as will increased competitive factors from regional carriers and transportation cost reduction initiatives by AirNet’s Bank customers.  AirNet believes that this decline will continue as the Check 21 Act becomes effective in October 2004; however, at this time AirNet is unable to predict the ultimate impact of this Act on future periods.

AirNet calculates fuel surcharges based on the wholesale fuel prices of the OPIS-CMH Index for Jet A fuel.  Based on this index, which shows lower fuel prices in the quarter ended March 31, 2004 as compared to the same period of the prior year and declining Bank revenues, fuel surcharges for Bank revenues were 34% lower in the first quarter of 2004 as compared to the first quarter of 2003.

Express Services Revenues

In ‘000’s Express Services Revenues	3 months ending March 31, 2004	3 months ending March 31, 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004
Express Revenues – Non Charter	$8066	$6,654	$1,412	21%
Express Revenues – Charters	2,732	2,340	392	17%
Fuel Surcharge	323	287	36	13%
Federal Excise Tax	(324)	(271)	53	20%
Total Net Express Revenues	$10,798	$9,010	$1,788	20%

Express services revenues continue to increase as a percentage of total revenues.  AirNet continues to focus its marketing efforts on niche markets requiring expedited delivery.  Express shipment increases of 10% over the same period of the prior year as the Company continues to penetrate markets in the Life Sciences, Aerospace, Entertainment and other markets.

Passenger Charter Services Revenues

In ‘000’s Passenger Charter Services Revenues	3 months ending March 31, 2004	3 months ending March 31, 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004
Total Passenger Charter Services Revenues	$3,650	$1,439	$2,211	154%

Passenger Charter services revenues continue to grow as AirNet invests in additional aircraft to support increased utilization in this line of business.  AirNet has increased its operations of passenger charter aircraft from seven aircraft (two Learjet 60’s and five Learjet 35’s) at March 31, 2003 to eleven (six Learjet 60’s and five Learjet 35’s) at March 31, 2004.

Operating Expenses and Income from Continuing Operations

In ‘000’s, except hours flown Operating Costs and Expenses	3 months ending March 31, 2004	3 months ending March 31, 2003	Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004
Wages and benefits	$6,345	$6,211	$134	2%
Aircraft fuel	5,536	4,942	594	12%
Aircraft maintenance	3,191	3,381	(190)	-6%
Contracted air costs	3,071	2,807	264	9%
Ground courier	7,142	6,266	876	14%
Depreciation	4,889	4,192	697	17%
Insurance, rent and landing fees	2,564	2,244	320	14%
Travel, training and other	2,560	2,178	382	18%
Sales, general and administrative	3,959	3,931	28	1%
Net(gain)loss on disposition of assets	292	0	292	100%
Total operating costs and expenses	$39,549	$36,152	3,397	9%

Hours flown – Total	25,764	25,256	508	2%

Total operating costs and expenses have increased for the quarter ended March 31, 2004 over the quarter ended March 31, 2003 as operating activity for AirNet continues to increase.  Expenses for the quarter ended March 31, 2004 related to AirNet’s growing Passenger Charter services business have increased $1,524,000 over the same period of the prior year.  Fuel costs, of which $332,000 of the increase relates to AirNet’s Passenger Charter services, have increased as a result of increased flying hours as well as increasing fuel costs which are partially offset by AirNet’s fuel surcharge program.  Ground courier costs increased over prior year due to an increase in Express shipment volumes.  Express shipments typically contain higher ground costs on a per shipment basis than Bank cancelled check shipments due to their ad hoc nature. AirNet continues to review its ground courier costs and shift services performed by employees to contracted vendors and independent contractors to better align its costs with the more variable Express shipment volume.

Depreciation increased as a result of the addition of two Learjet 60’s (acquired in December 2003 and January 2004) to the Passenger Charter fleet, additional hours flown in the first quarter of 2004, and continuing adjustments to AirNet’s estimates of aircraft and engine salvage values.

AirNet recognized a net loss on disposition of assets during the quarter ended March 31, 2004.

This amount included a loss of approximately $584,000 related to an accident involving one of its cargo aircraft (net of insurance proceeds of $2,300,000 included in AirNet’s accounts receivable).  In addition, as AirNet continues to adjust its aircraft fleet in response to changing customer needs, AirNet sold seven piston aircraft during the quarter ended March 31, 2004 resulting in a loss on sale of approximately $114,000.  Offsetting these losses was a gain on the sale of an aircraft of approximately $400,000.

Liquidity and Capital Resources

Cash flow from operating activities.  Net cash provided by operating activities was $6.3 million for the three months ended March 31, 2004, compared to $7.1 million for the same period in 2003.

Current credit arrangements.  In September 2002, the Company replaced its $50 million revolving credit agreement.  The credit agreement provides the Company with a three-year $35 million unsecured revolving credit facility of up to $35.0 million scheduled to expire on September 30, 2005 and a five-year $20.0 million unsecured term loan.  The term loan requires quarterly principal installments of $1.0 million.  The credit agreement bears interest, at the Company’s option, at a fixed rate based upon LIBOR plus a margin determined by the Company’s leverage ratio as defined in the credit agreement, or a floating rate based on the greater of the prime rate and the sum of 0.5% plus the federal funds rate in effect from time to time.  The new credit agreement requires the maintenance of certain minimum tangible net worth and cash flow levels, imposes certain limitations on capital expenditures and the sale of assets, and restricts the amount of additional debt.  As of March 31, 2004, there was $14.0 million outstanding on the unsecured term loan and $24.8 million outstanding and $3.0 million available on the unsecured revolving credit facility.

During first quarter 2002, AirNet entered into two five-year term loans totaling approximately $3.0 million with fixed interest rates of 5.77%, each secured by aircraft, and a $3.0 million term loan with a floating interest rate based upon LIBOR, secured by two aircraft. As of March 31, 2004, there was $3.6 million outstanding on these secured term loans, and the net book value of the aircraft securing the loans totaled approximately $6.9 million.

Investing activities.  Capital expenditures totaled $9.8 million for the three months ended March 31, 2004 versus $5.3 million in 2003.  Of the 2004 expenditures, $8.3 million was for major periodic aircraft inspections, major engine overhauls and related flight equipment and the purchase of a Learjet 60 dedicated to Passenger Charter services..  AirNet anticipates it will spend between $41.5 million and $63 million in total capital expenditures in 2004.  AirNet anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers and will evaluate whether future asset acquisitions should be purchases or leases.  AirNet is currently in negotiations with the banks participating in its bank credit facility to revise its credit agreement to provide for additional borrowing capacity in order to meet AirNet’s planned capital expenditures for 2004.

AirNet Systems, Inc. announced a stock repurchase plan in February 2000 allowing AirNet Systems, Inc., to purchase up to $3.0 million of its common shares.  As of the end of the 2001 fiscal year, $2.4 million of common shares had been repurchased, and there has been no repurchase activity under the plan since. As such, purchases of approximately $0.6 million of the common shares of AirNet Systems, Inc., may still be made over time in the open market or through privately negotiated transactions.  Such future purchases would be considered based on current market conditions, the stock price and funds available for repurchase. AirNet Systems, Inc., acquired 52,410 common shares, outside the repurchase plan, for

$249,996 on January 2, 2003 from former Chairman Gerald Mercer under the terms of his retirement agreement.

AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand, borrowings in conjunction with the bank credit facility or other sources, including leasing.

On January 20, 2004, AirNet entered into a Land Lease with the Columbus Regional Airport Authority to lease approximately 8 acres located within the Rickenbacker International Airport (“Rickenbacker”).  Rickenbacker is located in Franklin and Pickaway Counties, Ohio, southeast of Columbus, Ohio, approximately fifteen miles from AirNet’s current facility at 3939 International Gateway in Columbus, Ohio (the “Port Columbus Facility”).  AirNet intends to construct a new corporate and operational headquarters at the Rickenbacker site (the “Rickenbacker Facility”).  Construction of the Rickenbacker Facility is anticipated to be completed in the summer of 2005. Upon completion of the Rickenbacker Facility, AirNet’s current corporate and operational functions that are conducted at the Port Columbus Facility, and the administrative functions being conducted at 555 Morrison Avenue, will be consolidated at the new Rickenbacker Facility.

In anticipation of AirNet’s move to its new Rickenbacker Facility, on January 20, 2004, AirNet entered into an agreement to sell its Port Columbus Facility to the Columbus Regional Airport Authority for $3,850,000.  AirNet has retained the right to continue to occupy the Port Columbus Facility until construction and relocation to the new Rickenbacker Facility is complete.

There have been no material changes in AirNet’s contractual obligations from those disclosed in AirNet System Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Inflation and Interest Rates

AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business.  AirNet’s primary market risk exposure relates to interest rate risk.  At March 31, 2004, AirNet had a $38.8 million outstanding balance under its credit agreement subject to market rate changes in interest. The credit agreement bears interest, at the Company’s option, at a fixed rate based upon LIBOR plus a margin determined by the Company’s leverage ratio as defined in the credit agreement, or a floating rate based on the greater of the prime rate and the sum of 0.5% plus the federal funds rate in effect from time to time.  Assuming borrowing levels at March 31, 2004, a one hundred basis point change in interest rates would impact net interest expense by approximately $405,500 per year.

During first quarter 2002, AirNet entered into two five-year term loans totaling approximately $3.0 million with fixed interest rates of 5.77%, each secured by an aircraft, and a $3.0 million term loan with a floating interest rate based upon LIBOR, secured by two aircraft. However, in February 2002, AirNet entered into an interest rate swap agreement with a bank relative to the $3.0 million term loan, with a notional amount of $3.0 million and a fixed rate of 4.25% plus a margin based on AirNet’s funded debt ratio.  At March 31, 2004, the aggregate fair value of the interest rate swap was approximately ($65,000).

Fuel Surcharge

AirNet assesses its customers a fuel surcharge which is based on the Oil Price Index Summary – Columbus, Ohio (OPIS-CMH index).  As index rates increase above a set threshold, surcharge rates increase.  AirNet’s fuel surcharge program helps offset timing differences between market prices and the OPIS-CHM index used to determine surcharge rates.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of the Chairman of the Board, Chief Executive Officer and President (the principal executive officer) and the Chief Financial Officer, Treasurer and Secretary (the principal financial officer) of AirNet Systems, Inc. (the “Registrant”), the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s Chairman of the Board, Chief Executive Officer and President and the Registrant’s Chief Financial Officer, Treasurer and Secretary have concluded that:

•      information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q would be accumulated and communicated to the Registrant’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•      information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q would be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms; and

•      the Registrant’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to the Registrant and its consolidated subsidiaries is made known to them, particularly during the period for which the Registrant’s periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

Changes in Internal Control Over Financial Reporting

In addition, there were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q in the Registrant’s internal control over financial reporting (as defined in Rule 13a -15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

AIRNET SYSTEMS, INC.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

There are no pending legal proceedings involving AirNet other than routine litigation incidental to its business.  In the opinion of AirNet’s management, these proceedings should not, individually or in the aggregate, have a material adverse effect on AirNet’s results of operations or financial condition.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a)   Not applicable.

(b)   Not applicable.

(c)   Not applicable.

(d)   Not applicable

(e)   AirNet Systems, Inc. did not purchase any common shares during the fiscal quarter ended March 31, 2004.  On February 18, 2000, AirNet Systems, Inc. announced a stock repurchase plan under which up to $3.0 million of its common shares may be repurchased from time to time.  These repurchases may be made in open market transactions or through privately negotiated transactions.  As of March 31, 2004, AirNet Systems, Inc. had the authority to still repurchase approximately $0.6 million of its common shares under this stock repurchase plan.

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

(b)   Reports on Form 8-K:

On February 24, 2004, AirNet Systems, Inc. (the “Registrant”)  filed a Current Report on Form 8-K, dated February 20, 2004, reporting under Item 5.  Other Events and Regulation FD Disclosure, that the Registrant had entered into a Land Lease with the Columbus Regional Airport Authority (the “Authority”), dated as of January 20, 2004, pursuant to which the Registrant is to lease approximately 8 acres (with the exact size to be determined by survey) within Rickenbacker International Airport in Franklin and Pickaway Counties, Ohio and that the Registrant and the Authority had also entered into the following ancillary agreements:

(a)	Leasehold Improvements Purchase Agreement, dated January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.

(b)	Rickenbacker International Airport Operating Agreement, dated January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.

(c)

Non-Exclusive License Agreement to Conduct an Aeronautical Business at Rickenbacker International Airport, dated as of January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.

(d)	Rickenbacker International Airport Non-Public Self-Fueling Permit, executed by Columbus Regional Airport Authority on January 20, 2004 and AirNet Systems, Inc. on January 15, 2004.

(e)	Rickenbacker International Airport Commingling Fuel Agreement, dated January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.

(f)	Non-Exclusive Access Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004.

(g)	No-Build Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004.

The Land Lease and the ancillary agreements were filed as Exhibits 10.1 through and including 10.8 to the Form 8-K.

On March 12, 2004, the Registrant filed a Current Report on Form 8-K, dated March 11, 2004, reporting under Item 5.  Other Events and Regulation FD Disclosure, that the Registrant had issued a news release on March 11, 2004, announcing that the Registrant’s primary aircraft maintenance center in Columbus, Ohio had been granted ISO 9001:2000 Certification by European Quality Assurance Limited.  A copy of the news release was filed as Exhibit 99 to the Form 8-K.

AIRNET SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2004	By:	/s/ Gary W. Qualmann
Gary W. Qualmann,
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer)
(Principal Financial Officer)

Dated: May 14, 2004	By:	/s/ Denise D. Brown
Denise D. Brown,
Controller
(Duly Authorized Officer)
(Principal Accounting Officer)

AIRNET SYSTEMS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer) [Filed herewith]
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer) [Filed herewith]
32.1	Section 1350 Certification (Principal Executive Officer) [Filed herewith]
32.2	Section 1350 Certification (Principal Financial Officer) [Filed herewith]