Form 10-Q
period 2004-06-30
AIRNET SYSTEMS INC
filed 2004-08-13
CIK 1011696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

As of August 2, 2004, 10,085,829 of the registrant’s common shares, par value $0.01, were outstanding.

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,338	$125
Accounts receivable, less allowances	21,130	18,647
Inventory and spare parts	7,634	6,589
Taxes receivable	1,388	1,401
Deposits and prepaids	1,985	3,246
Total current assets	33,475	30,008

Net property and equipment	140,093	118,799
Other assets:
Goodwill, net of accumulated amortization	4,018	4,018
Other	382	448

Total assets	$177,968	$153,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,827	$7,442
Salaries and related liabilities	4,568	4,955
Deferred revenues	2,488	184
Accrued expenses	675	887
Taxes payable	—	76
Deferred income taxes	4	4
Current portion of notes payable	5,348	5,256
Total current liabilities	22,910	18,804

Other liabilities	1,004	1,280
Notes payable, less current portion	53,003	32,520
Deferred tax liability	16,391	16,389

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,753 shares issued at June 30, 2004 and at December 31, 2003	128	128
Additional paid-in-capital	77,251	77,759
Retained earnings	32,142	31,938
Accumulated other comprehensive loss	(32)	(35)
Treasury shares, 2,677 and 2,720 shares held at cost at June 30, 2004 and December 31, 2003, respectively	(24,829)	(25,510)
Total shareholders’ equity	84,660	84,280

Total liabilities and shareholders’ equity	$177,968	$153,273

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

In thousands, except per share data	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

NET REVENUES
Air transportation, net of excise tax
Delivery services:
Bank services	$26,230	$25,682	$52,062	$52,005
Express services	12,083	8,631	22,881	17,641
Total delivery services revenues	38,313	34,313	74,943	69,646

Passenger charter services	3,616	1,777	7,253	3,216
Aviation services and other operations	211	494	415	798
Total net revenues	42,140	36,584	82,611	73,660

COSTS AND EXPENSES
Air transportation
Wages and benefits	6,657	6,148	13,003	12,360
Aircraft fuel	6,186	4,951	11,722	9,893
Aircraft maintenance	3,690	2,954	6,880	6,335
Contracted air costs	3,127	2,378	6,197	5,185
Ground courier	7,887	6,174	15,029	12,440
Depreciation	5,050	4,319	9,939	8,511
Insurance, rent and landing fees	2,638	2,384	5,202	4,628
Travel, training and other	2,650	2,165	5,211	4,343
Selling, general and administrative	4,050	3,648	8,009	7,543
Net (gain) loss on disposition of assets	(3)	—	289	35
Total costs and expenses	41,932	35,121	81,481	71,273
Income from continuing operations	208	1,463	1,130	2,387
Interest expense	407	340	774	742

Income(loss) from continuing operations before income taxes	(199)	1,123	356	1,645
Provision for income taxes	(86)	438	153	641

Income(loss) from continuing operations	$(113)	$685	$203	$1,004

Income from discontinued operations, net of taxes	$0	$39	$0	$17

Net income (loss)	$(113)	724	$203	$1,021

Income (loss) per share - basic and diluted
Continuing operations	$(0.01)	$0.07	$0.02	$0.10
Discontinued operations	—	—	—	—
Net income (loss) per share - basic and diluted	$(0.01)	$0.07	$0.02	$0.10

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

In thousands	Six Months Ended June 30,
	2004	2003

Operating activities:
Net income	$203	$1,021
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,939	8,511
Deferred taxes	(3)	—
Provision for losses on accounts receivable	117	188
Loss on disposition of assets	289	35
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(2,599)	725
Inventory and spare parts	(1,045)	(174)
Prepaid expenses	1,260	1,254
Accounts payable	2,106	177
Deferred revenues and accrued expenses	2,103	2,126
Taxes payable	(59)	384
Salaries and related liabilities	(387)	(507)
Other, net	62	435
Net assets of discontinued operations	—	397
Net cash provided by operating activities	11,986	14,572

Investing activities:
Purchases of property and equipment	(34,625)	(8,782)
Proceeds from sales of property and equipment	3,103	109
Net cash used in investing activities	(31,522)	(8,673)

Financing activities:
Proceeds from incentive stock plan programs	80	98
Net borrowings (repayments) under the revolving credit facility	4,000	(6,100)
Net borrowings (repayments) of long-term debt	16,575	(594)
Issuance (purchase) of treasury shares	94	(250)
Net cash provided by (used in) financing activities	20,749	(6,846)

Net increase (decrease) in cash	1,213	(947)
Cash and cash equivalents at beginning of period	125	1,054
Cash and cash equivalents at end of period	$1,338	$107

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of operations for the quarterly and six month periods ended June 30, 2004 are not necessarily indicative of the results for the full year.

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

Certain reclassifications have been made in the prior year’s financial statements to conform to the presentation for the three and six month periods ended June 30, 2004.

2.               Stock Plans and Awards

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for its employee and director stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted have an exercise price equal to the market value of the underlying common shares on the date of grant.  Pro forma information regarding net income and net income per share, as required by SFAS No. 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model.

The following table illustrates the effect on net income and net income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss), as reported	$(113)	$724	$203	$1,021
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(29)	(28)	(182)	(88)
Pro forma net income (loss)	$(142)	$696	$21	$933

Net income (loss) per share – basic and diluted:
As reported	$(.01)	$.07	$.02	$.10
Pro forma	$(.01)	$.07	$.00	$.09

3.              Income Per Share From Continuing Operations

The following table sets forth the computation of basic and diluted income per common share from continuing operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Income(loss) from continuing operations	$(113)	$685	$203	$1,004

Denominator:
Basic - weighted average shares outstanding	10,076	10,132	10,063	10,125

Diluted
Stock options–employees, officers, and directors	40	0	35	0
Adjusted weighted average shares outstanding	10,116	10,132	10,098	10,125

Income (loss) per share from continuing operations -
Basic and diluted:	$(0.01)	$0.07	$0.02	$0.10

Common shares subject to outstanding stock options excluded from the diluted adjusted weighted average shares outstanding calculation, as the exercise price of the stock options exceeded the average fair market value of the underlying common shares for the period, were 729,370 and 709,370 for the three and six month periods ended June 30, 2004.

4.     Comprehensive Income

Comprehensive income is comprised of net income of the Company and the change in the fair value of interest rate swap agreements, net of income taxes.  Comprehensive income for the six months ended June 30, 2004 and June 30, 2003 was $543,000 and $1,021,000, respectively. Comprehensive income for the three months ended June 30, 2004 and 2003 was $203,000 and $722,000, respectively.

5.              Discontinued Operations

On August 11, 2003, AirNet Systems, Inc. completed the sale of substantially all of the assets of its Mercury Business Services unit to Mercury Business Services, Inc., a Delaware corporation owned by a group that include the original owners of the Mercury business.

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

The Mercury Business Services unit had revenues for of $2,487,000 and $4,919,000 for the three months ended June 30, 2003 and the six months ended June 30, 2003, respectively.

Pre-tax profit for AirNet’s Mercury Business Services unit was $64,000 and $28,000 for the three months ended June 30, 2003 and for the six months ended June 30, 2003, respectively.

6.              Bank Financing Matters

In June 2004, AirNet entered into an amended and restated term loan and revolving loan facility (collectively, the “Amended Credit Agreement”) with its banks. The Amended Credit Agreement provides AirNet with a secured revolving credit facility with up to $35.0 million available and a secured term loan in the aggregate amount of $14.0 million.  The amount of revolving loans available under the Amended Credit Agreement is further limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit. As of June 30, 2004, $22.8 million and $13.0 million were outstanding under the secured revolving credit facility and secured term loan, respectively. As of June 30, 2004, AirNet had approximately $10.7 million available to borrow on its secured revolving loan facility.

The revolving credit facility under the Amended Credit Agreement expires on September 30, 2005 and the secured term loan matures on September 30, 2007.  Quarterly principal payments of $1.0 million are required for the secured term loan beginning in June 2004 and continuing through September 30, 2007. The Amended Credit Agreement is secured by a first lien on all of the property of AirNet and its subsidiaries, other than any interest in real estate and certain excluded fixed assets.  The Amended Credit Agreement permits AirNet and its subsidiaries to incur other indebtedness for the purpose of purchasing or refinancing aircraft and related tangible fixed assets, subject to certain annual limitations.  AirNet has also pledged the interests in its subsidiaries, and each of AirNet’s subsidiaries has guaranteed AirNet’s obligations under the Amended Credit Agreement.  The Amended Credit Agreement contains limitations on operating leases, indebtedness, significant corporate changes including mergers and sales of assets, investments in subsidiaries and acquisitions, liens, capital expenditures, transactions with affiliates, sales of accounts receivable, sale and leaseback transactions and other off-balance sheet liabilities, contingent obligations and hedging transactions.  The Amended Credit Agreement also contains financial covenants that require AirNet to maintain a minimum consolidated tangible net worth and to not exceed fixed charge coverage and leverage ratios specified in the Amended Credit Agreement.  As of June 30, 2004, AirNet was in compliance with these covenants. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of the sum of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio and (ii) the sum of 0.5% plus the federal funds rate in effect from time to time.  After the effective date of the Amended Credit Agreement, AirNet paid off its three five-year term loans totaling approximately $3.4 million incurred during first quarter 2002.

During the second quarter 2004, AirNet entered into four seven-year term loans totaling $22.5 million with fixed interest rates of approximately 6.7%. Each of the term loans is secured by aircraft used in the Passenger Charter fleet. As of June 30, 2004, there was $22.5 million outstanding on these secured term loans, and the net book value of the aircraft securing the loans totaled approximately $28.9 million.  In July 2004, AirNet financed two additional passenger charter Learjet 60’s for the Passenger Charter fleet at $5.0 million each, for a total of $32.5 million in financing related to AirNet’s Passenger Charter services.

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

General

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. AirNet maintains a thorough process to review the application of its accounting policies and to evaluate the appropriateness of the estimates; however, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

Management has discussed the development and selection of AirNet’s critical accounting policies and estimates with the Audit Committee of AirNet Systems, Inc.’s Board of Directors and with its independent auditors.  AirNet’s critical accounting policies have not changed significantly from the policies disclosed in Item 7 of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Results of Operations

Net Revenues

In ‘000’s Revenues	3 months ending June 30, 2004	3 months ending June 30, 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	6 months ending June 30, 2004	6 months ending June 30, 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004
Package Delivery Services:
Bank Services	$26,230	$25,682	$548	2%	$52,062	$52,005	$57	0%
Express Services	12,083	8,631	3,452	40%	22,881	17,641	5,240	30%
Total Package Delivery Services	38,313	34,313	4,000	12%	74,943	69,646	5,297	8%
Passenger Charter Services	3,616	1,777	1,839	103%	7,253	3,216	4,037	126%
Aviation Services	211	494	-283	-57%	415	798	-383	-48%
Total Net Revenues	$42,140	$36,584	$5,556	15%	$82,611	$73,660	$8,951	12%

AirNet has experienced overall net revenue growth for the quarter and six months ended June 30, 2004 over the same periods of the prior year.  This can be attributed to several factors including increased Express shipment volume and growth in Passenger Charter services as well as additional fuel surcharge revenues.

Bank Services Revenues

In ‘000’s Revenues	3 months ending June 30, 2004	3 months ending June 30, 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	6 months ending June 30, 2004	6 months ending June 30, 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004

Bank Weekday	$23,831	$23,840	$-9-	0%	$47,428	$47,535	$-107	0%
Bank Weekend	1,901	1,742	159	9%	3,807	3,597	210	6%
Fuel Surcharge	1,150	695	455	65%	2,104	2,131	-27	-1%
Federal Excise Tax	-652	-595	-57	10%	-1,276	-1,258	-18	1%
Net Revenues	$26,230	$25,682	$548	2%	$52,062	$52,005	$57	0%

Bank weekday and weekend revenues held constant for the three and six month periods ended June 30, 2004 as compared to the same periods of the prior year.  Increased fuel prices in the quarter of 2004  resulted in significantly higher fuel surcharge revenues compared to the same quarter of 2003.  AirNet believes that lower check delivery volume as a result of historically low interest rates,  the declining use of checks, and the Check 21 Act which becomes effective in October 2004, will contribute to a reduction in bank revenues in future periods, as will increased competitive factors from regional carriers and transportation cost reduction initiatives by AirNet’s Bank customers.  AirNet is unable to predict the ultimate impact of these factors on future periods.

Express Services Revenues

In ‘000’s Revenues	3 months ending June 30, 2004	3 months ending June 30, 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	6 months ending June 30, 2004	6 months ending June 30, 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004

Express services	$12,033	$8,646	$3,387	39%	$22,830	$17,640	$5,190	29%
Fuel Surcharge	437	246	191	78%	761	533	228	43%
Federal Excise Tax	-387	-261	-126	-48%	-710	-532	-178	33%
Net Revenues	$12,083	$8,631	$3,452	40%	$22,881	$17,641	$5,240	30%

Express services revenues continue to increase as a percentage of total revenues, increasing from 24% to 29% of total revenues for both the three and six month periods ended June 30, 2004, compared to the same periods of the prior year.  Shipments using AirNet’s air transportation network were up 9% and 5% for the quarter and year to date, respectively. Shipments sent via commercial airlines and point to point surface shipments were up over 50% and 40% for the quarter and year to date, respectively.   Commercial air and point to point surface shipments incur higher courier costs compared to shipments using AirNet’s airline.  The increase in shipments sent via commercial airlines is principally due to an increase in shipments outside the AirNet airline’s scheduled delivery times and locations, which generally results in lower gross margins per shipment than shipments carried on AirNet’s airline.

Passenger Charter Services Revenues

In ‘000’s Revenues	3 months ending June 30, 2004	3 months ending June 30, 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	6 months ending June 30, 2004	6 months ending June 30 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004
Passenger Charter Services	$3,616	$1,777	$1,839	103%	$7,253	$3,216	$4,037	126%

Passenger Charter services revenues continue to grow as a percentage of total revenues, as AirNet invests in additional aircraft to support additional passenger charter demand.  Revenues increased from 4.9% to 8.6% of total revenue for the quarter and from 4.4% to 8.8% year to date compared to the same periods of the prior year.  AirNet increased the number of passenger charter aircraft it operates from seven aircraft (two Learjet 60’s and five Learjet 35’s) at June 30, 2003 to fourteen (nine Learjet 60’s and five Learjet 35’s) at June 30, 2004.

In ‘000’s Costs and Expenses	3 months ending June 30, 2004	3 months ending June 30, 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	6 months ending June 30, 2004	6 months ending June 30, 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004

Wages and benefits	$6,657	$6,148	$509	8%	$13,003	$12,360	$643	5%
Aircraft fuel	6,186	4,951	1,235	25%	11,722	9,893	1,829	18%
Aircraft maintenance	3,690	2,954	736	25%	6,880	6,335	545	9%
Contracted air costs	3,127	2,378	749	31%	6,197	5,185	1,012	20%
Ground courier	7,887	6,174	1,713	28%	15,029	12,440	2,589	21%
Depreciation	5,050	4,319	731	17%	9,939	8,511	1,428	17%
Insurance, rent and landing fees	2,638	2,384	254	11%	5,202	4,628	574	12%
Travel, training and other	2,650	2,165	485	22%	5,211	4,343	868	20%
Selling, general and administrative	4,050	3,648	402	11%	8,009	7,578	431	6%
Net loss on disposition of assets	-3	—	-3		289	—	289
Total costs and expenses	$41,932	$35,121	$6,811	19%	$81,481	$71,273	$10,208	14%

Costs and Expenses

As operating activities for AirNet’s Express and Passenger Charter services continue to increase, total operating costs and expenses increased for both the quarter and year to date compared to the same periods of the prior year.

Increases in fuel costs, wages, maintenance and depreciation are attributable, in part, to the expansion of AirNet’s Passenger Charter Services.  Seven aircraft, two of which are managed aircraft, have been added to AirNet’s Passenger Charter fleet in the first six months of 2004.  An additional 20 pilots were hired during this six month period to support Passenger Charter Services.  Wages and benefits associated with these additional pilots were $381,000 and $631,000, respectively, for the quarter and year to date.

Fuel costs increased for both the quarter and year to date as a result of increasing fuel prices, additional fuel purchased at higher retail rates at FBO locations outside of the Port Columbus facility, and additional fuel purchases related to the increase in Passenger Charter Services.  Fuel costs related to Passenger Charter Services increased by $358,000 and $691,000, respectively, for the quarter and year to date.  The increase in fuel costs, net of fuel surcharge, related to AirNet’s package delivery services was $231,000 and $937,000 for the quarter and year to date.

Ground courier costs continue to increase as AirNet serves a broader group of customers outside of AirNet’s traditional bank customer.  AirNet’s growing number of Express customers are more costly to serve than the traditional bank customer due to more unscheduled pickup and delivery services and more geographically dispersed locations.  Ground courier costs have risen as Express shipments continue to increase as a proportion of total shipments.  The growth rate in shipments transported either exclusively via point to point surface or commercial airlines is increasing as AirNet expands the number of Express customers; a trend Management believes will continue.

Depreciation increased as a result of the addition of five Learjet 60’s (acquired in December 2003, January, May and June 2004) to the Passenger Charter fleet since the end of the 2003 fiscal year and continuing reductions to AirNet’s estimates of aircraft and engine salvage values.

AirNet recognized a net loss on disposition of assets during the six months ended June 30, 2004.  This amount included a loss of approximately $584,000 related to an accident involving one of its cargo aircraft (net of insurance proceeds of $2,300,000).  In addition, as AirNet continues to adjust its aircraft fleet in response to changing customer needs, AirNet sold seven piston aircraft during the six months ended June 30, 2004 resulting in a loss on sale of approximately $114,000.  Offsetting these losses was a gain on the sale of an aircraft of approximately $400,000.

Liquidity and Capital Resources

Cash flow from operating activities.  Net cash provided by operating activities was $12.0 million for the six months ended June 30, 2004, compared to $14.6 million for the same period in 2003.

Bank Financing Matters

In June 2004, AirNet entered into an amended and restated term loan and revolving loan facility (collectively, the “Amended Credit Agreement”) with its banks. The Amended Credit Agreement provides AirNet with a secured revolving credit facility with up to $35.0 million available and a secured term loan in the aggregate amount of $14.0 million.  The amount of revolving loans available under the Amended Credit Agreement is further limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit. As of June 30, 2004, $22.8 million and $13.0 million were outstanding under the secured revolving credit facility and secured term loan, respectively. As of June 30, 2004, AirNet had approximately $10.7 million available to borrow on its secured revolving loan facility.

The revolving credit facility under the Amended Credit Agreement expires on September 30, 2005 and the secured term loan matures on September 30, 2007.  Quarterly principal payments of $1.0 million are required for the secured term loan beginning in June 2004 and continuing through September 30, 2007. The Amended Credit Agreement is secured by a first lien on all of the property of AirNet and its subsidiaries, other than any interest in real estate and certain excluded fixed assets.  The Amended Credit Agreement permits AirNet and its subsidiaries to incur other indebtedness for the purpose of purchasing or refinancing aircraft and related tangible fixed assets, subject to certain annual limitations.  AirNet has also pledged the interests in its subsidiaries, and each of AirNet’s subsidiaries has guaranteed AirNet’s obligations under the Amended Credit Agreement.  The Amended Credit Agreement contains limitations on operating leases, indebtedness, significant corporate changes including mergers and sales of assets, investments in subsidiaries and acquisitions, liens, capital expenditures, transactions with affiliates, sales of accounts receivable, sale and leaseback transactions and other off-balance sheet liabilities, contingent obligations and hedging transactions.  The Amended Credit Agreement also contains financial covenants that require AirNet to maintain a minimum consolidated tangible net worth and to not exceed fixed charge coverage and leverage ratios specified in the Amended Credit Agreement.  As of June 30, 2004, AirNet was in compliance with these covenants. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of the sum of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio and (ii) the sum of 0.5% plus the federal funds rate in effect from time to time.  After the effective date of the Amended Credit Agreement, AirNet paid off its three five-year term loans totaling approximately $3.4 million incurred during first quarter 2002.

During the second quarter 2004, AirNet entered into four seven-year term loans totaling $22.5 million with fixed interest rates of approximately 6.7%. Each of the term loans is secured by aircraft used in the Passenger Charter fleet. As of June 30, 2004, there was $22.5 million outstanding on these secured term loans, and the net book value of the aircraft securing the loans totaled approximately $28.9 million.  In July 2004, AirNet financed two additional passenger charter Learjet 60’s for the Passenger Charter fleet at $5.0 million each, for a total of $32.5 million in financing related to AirNet’s Passenger Charter services.

Investing activities.  Capital expenditures totaled $35.0 million for the six months ended June 30, 2004 versus $8.8 million for the same period in 2003.  Of the 2004 expenditures, $31.6 million was for the purchase of four Learjet 60’s dedicated to Passenger Charter services, major periodic aircraft inspections, and major engine overhauls and related flight equipment..  AirNet anticipates it will spend between $41.5 million and $56 million in total capital expenditures in 2004.  AirNet anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers and will evaluate whether future asset acquisitions should be purchases or leases.

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

AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand, borrowings in conjunction with the Amended Credit Agreement or other sources, including leasing.   There were no material capital commitments at June 30, 2004, other than the Company’s construction of its new office and hangar facility described below.

In anticipation of AirNet’s move to its new facility within the Rickenbacker International Airport (“Rickenbacker”), on January 20, 2004, AirNet entered into an agreement to sell its current facility at 3939 International Gateway in Columbus, Ohio (the “Port Columbus Facility”) to the Columbus Regional Airport Authority for $3.9 million.  AirNet has retained the right to continue to occupy the Port Columbus Facility until construction and relocation to the new the Rickenbacker site (the “Rickenbacker Facility”) is complete, which is expected to be the second quarter of 2005.

On January 20, 2004, AirNet entered into a Land Lease with the Columbus Regional Airport Authority to lease approximately 8 acres located within Rickenbacker.  Rickenbacker is located in Franklin and Pickaway Counties, Ohio, southeast of Columbus, Ohio, approximately fifteen miles from AirNet’s Port Columbus Facility.  AirNet is constructing a new corporate and operational headquarters at the Rickenbacker Facility.  Construction of the Rickenbacker Facility is anticipated to be completed in the summer of 2005. As of June 30, 2004, $3.6 million has been invested in the construction of the Rickenbacker facility, with a total estimated cost of $12.5 million.  Upon completion of the Rickenbacker Facility, AirNet’s current corporate and operational functions that are conducted at the Port Columbus Facility, and the administrative functions being conducted at 555 Morrison Avenue, will be consolidated at the new Rickenbacker Facility.

There have been no material changes in AirNet’s contractual obligations from those disclosed in AirNet System Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, except for new debt as disclosed above.

Seasonality and Variability in Quarterly Results

AirNet’s operations historically have been somewhat seasonal and somewhat dependent on the number of banking holidays falling during the week.  Because financial institutions are currently AirNet’s principal customers, AirNet’s air system is scheduled primarily around the needs of financial institution customers.  When financial institutions are closed, AirNet does not operate a full system.  AirNet’s fiscal quarter ending December 31 is often the most impacted by bank holidays (including Thanksgiving and Christmas) recognized by its primary customers.  When these holidays fall on Monday through Thursday, AirNet’s revenues and net income are adversely affected. AirNet’s annual results fluctuate as well based on when holidays fall during the week over the course of the year. Operating results are also affected by the weather.  AirNet generally experiences higher maintenance costs during its fiscal quarter ending March 31.  Winter weather often requires additional costs for de-icing, hangar rental and other aircraft services.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Inflation and Interest Rates

AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business.  AirNet’s primary market risk exposure relates to interest rate risk.  At June 30, 2004, AirNet had a $35.8 million outstanding balance under its Amended Credit Agreement (described above in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”) subject to market rate changes in interest. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of the sum of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio as definded in the Amended Credit Agreement and  (ii) the sum of 0.5% plus the federal funds rate in effect from time to time.  Assuming borrowing levels at June 30, 2004, a one hundred basis point change in interest rates would impact net interest expense by approximately $358,000 per year.

Following the effectiveness of the Amended Credit Agreement,  AirNet paid off three secured term loans which had been secured by aircraft. One of those loans had an interest rate swap agreement associated with it.  This interest rate swap agreement with a notional amount of $3.0 million and a fixed rate of 4.25% plus a margin based on AirNet’s funded debt ratio remains in place.  At June 30, 2004, the aggregate fair value of the interest rate swap was approximately ($31,000).

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

Item 2.                                     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(a)                                  Not applicable.

(b)                                 Not applicable.

(c)                                  Not applicable.

(d)                                 Not applicable

(e)                                  AirNet Systems, Inc. did not purchase any common shares during the fiscal quarter ended June 30, 2004.  On February 18, 2000, AirNet Systems, Inc. announced a stock repurchase plan under which up to $3.0 million of its common shares may be repurchased from time to time.  These repurchases may be made in open market transactions or through privately negotiated transactions.  As of June 30, 2004, AirNet Systems, Inc. had the authority to still repurchase approximately $0.6 million of its common shares under this stock repurchase plan.

Item 3.                                     Defaults Upon Senior Securities.  Not Applicable

Item 4.                                     Submission of Matters to a Vote of Security Holders.

(a)          The Annual Meeting of Shareholders (the “Annual Meeting”) of AirNet Systems, Inc. was held on June 4, 2004.  The number of common shares of AirNet Systems, Inc. outstanding and entitled to vote at the Annual Meeting was 10,063,167.  The number of common shares represented in person or by proxy at the Annual Meeting was 9,173,402.

(b)         Directors elected at the Annual Meeting:

Joel E. Biggerstaff
For:	8,328,263
Withheld:	848,939	Broker non-vote:	-0-

Russell M. Gertmenian
For:	8,336,867
Withheld:	840,335	Broker non-vote:	-0-

David P. Lauer
For:	8,228,137
Withheld:	949,065	Broker non-vote:	-0-

Bruce D. Parker
For:	8,317,029
Withheld:	860,173	Broker non-vote:	-0-

James E. Riddle
For:	8,318,667
Withheld:	858,535	Broker non-vote:	-0-

(c)          Matters voted upon at the Annual Meeting

(i)             See Item 4(b) for voting results for directors.

(ii)          Approval of the AirNet Systems, Inc. 2004 Stock Incentive Plan:

Common Shares Voted “For”	4,412,110
Common Shares Voted “Against”	1,663,061
Common Shares Voted “Abstain”	8,915
Common Shares Subject to Broker Non-Votes	3,093,116

(d)         Not applicable.

Item 5.                                     Other Information.

In July 2004 Airnet became aware that some of its employees had received a letter from a union regarding potential union representation.  Airnet believes that its relationship with employees is good.

In June 2004 Airnet underwent a Regional Aviation Safety Inspection (RASIP) by a team of FAA inspectors to determine compliance with Federal Aviation Regulations.  The FAA and Airnet are currently discussing the outcome of this inspection.

Item 6.                                     Exhibits and Reports on Form 8-K.

(a)          Exhibits:

Exhibit No.	Description

4.1

Amended and Restated Credit Agreement, dated as of May 28, 2004, among AirNet Systems, Inc., the lenders from time to time party thereto, and The Huntington National Bank, as LC Issuer, as Swingline Lender and as Administrative Agent [Incorporated herein by reference from Exhibit 4.1 to the Current Report on Form 8-K, dated June 21, 2004, filed by AirNet Systems, Inc. with the SEC on June 22, 2004 (File No. 1-13025)(the “June 2004 Form 8-K”)]

4.2

Continuing Security Agreement, dated as of May 28, 2004, between AirNet Systems, Inc. and The Huntington National Bank, as lender and as agent [Incorporated herein by reference from Exhibit 4.2 to the June 2004 Form 8-K]

4.3

Continuing Security Agreement, dated as of May 28, 2004, between Float Control, Inc. and The Huntington National Bank, as lender and as agent [Incorporated herein by reference from Exhibit 4.3 to the June 2004 Form 8-K]

4.4

Continuing Security Agreement, dated as of May 28, 2004, between AirNet Management, Inc. and The Huntington National Bank, as lender and as agent [Incorporated herein by reference from Exhibit 4.4 to the June 2004 Form 8-K]

4.5

Continuing Security Agreement, dated as of May 28, 2004, between Jetride, Inc. and The Huntington National Bank, as lender and as agent [Incorporated herein by reference from Exhibit 4.5 to the June 2004 Form 8-K]

4.6

Continuing Security Agreement, dated as of May 28, 2004, between timexpress.com, inc. and The Huntington National Bank, as lender and as agent [Incorporated herein by reference from Exhibit 4.6 to the June 2004 Form 8-K]

4.7

Continuing Security Agreement, dated as of May 28, 2004, between Fast Forward Solutions, LLC and The Huntington National Bank, as lender and as agent [Incorporated herein by reference from Exhibit 4.7 to the June 2004 Form 8-K]

4.8

Stock Pledge Agreement, dated as of May 28, 2004, by AirNet Systems, Inc. in favor of The Huntington National Bank, as agent [Incorporated herein by reference from Exhibit 4.8 to the June 2004 Form 8-K]

4.9

Security Agreement Pledge and Assignment of Membership Interest, dated as of May 28, 2004, between AirNet Systems, Inc. and The Huntington National Bank, as agent [Incorporated herein by reference from Exhibit 4.9 to the June 2004 Form 8-K]

4.10

Mortgage, Security Agreement and Assignment, dated as of May 28, 2994m between AirNet Systems, Inc. and The Huntington National Bank, as agent [Incorporated herein by reference from Exhibit 4.10 to the June 2994 Form 8-K]

4.11

Replacement Subsidiary Guaranty, dated as of May 29, 2004, by AirNet Management, Inc., Float Control, Inc. and Jetride, Inc. in favor of the Huntington National Bank, as agent [Incorporated herein by reference from Exhibit 4.11 to the June 2004 Form 8-K]

4.12	Subsidiary Guaranty, dated as of May 29, 2994, by timexpress.com, inc. in favor of The Huntington National Bank, as agent [Incorporated herein by reference from Exhibit 4.12 to the June 2004 Form 8-K]
4.13

Subsidiary Guaranty, dated as of May 29, 2004, by Fast Forward Solutions, LLC in favor of The Huntington National Bank, as agent [Incorporated herein by reference from Exhibit 4.13 to the June 2004 Form 8-K]

10.1	AirNet Systems, Inc. 2004 Stock Incentive Plan (reflects amendments through June 4, 2004) [Filed herewith]
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer) [Filed herewith]
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer) [Filed herewith]
32.1	Section 1350 Certification (Principal Executive Officer) [Filed herewith]
32.2	Section 1350 Certification (Principal Financial Officer) [Filed herewith]

(b)         Reports on Form 8-K:

On May 19, 2004, AirNet Systems, Inc. (the “Registrant”)  filed a Current Report on Form 8-K, dated May 19, 2004, reporting under Item 5.  Other Events and Regulation FD Disclosure,   that on May 17, 2004, Fiserv, Inc. (“Fiserv”) issued a news release announcing that Fiserv and Fast Forward Solutions, LLC (“Fast Forward”), the wholly-owned electronic check processing subsidiary of the Registrant, are pursuing an agreement that will allow Fiserv and Fast Forward to provide a comprehensive substitute check solution including printing and delivery.

On June 22, 2004, the Registrant filed a Current Report on Form 8-K, dated June 21, 2004, reporting under Item 2.  Acquisition or Disposition of Assets, that on June 7, 2004, the conditions precedent to the effectiveness of the Amended and Restated Credit Agreement, dated May 28, 2004, among the Registrant, the lenders party thereto and The Huntington National Bank, as LC Issuer, as Swingline Lender and as Administrative Agent, were satisfied.

AIRNET SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2004	By:	/s/ Gary W. Qualmann
Gary W. Qualmann,
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer)
(Principal Financial Officer)

Dated: August 13, 2004	By:	/s/ Denise D. Brown
Denise D. Brown,
Controller
(Duly Authorized Officer)
(Principal Accounting Officer)

AIRNET SYSTEMS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

4.1

Amended and Restated Credit Agreement, dated as of May 28, 2004, among AirNet Systems, Inc., the lenders from time to time party thereto, and The Huntington National Bank, as LC Issuer, as Swingline Lender and as Administrative Agent (incorporated herein by reference from Exhibit 4.1 to the Current Report on Form 8-K, dated June 21, 2004, filed by AirNet Systems, Inc. with the SEC on June 22, 2004(File No. 1-13025)(the “June 2004 Form 8-K”))

4.2

Continuing Security Agreement, dated as of May 28, 2004, between AirNet Systems, Inc. and The Huntington National Bank, as lender and as agent (incorporated herein by reference from Exhibit 4.2 to the June 2004 Form 8-K)

4.3

Continuing Security Agreement, dated as of May 28, 2004, between Float Control, Inc. and The Huntington National Bank, as lender and as agent (incorporated herein by reference from Exhibit 4.3 to the June 2004 Form 8-K)

4.4

Continuing Security Agreement, dated as of May 28, 2004, between AirNet Management, Inc. and The Huntington National Bank, as lender and as agent (incorporated herein by reference from Exhibit 4.4 to the June 2004 Form 8-K)

4.5

Continuing Security Agreement, dated as of May 28, 2004, between Jetride, Inc. and The Huntington National Bank, as lender and as agent(incorporated herein by reference from Exhibit 4.5 to the June 2004 Form 8-K)

4.6

Continuing Security Agreement, dated as of May 28, 2004, between timexpress.com, inc. and The Huntington National Bank, as lender and as agent (incorporated herein by reference from Exhibit 4.6 to the June 2004 Form 8-K)

4.7

Continuing Security Agreement, dated as of May 28, 2004, between Fast Forward Solutions, LLC and The Huntington National Bank, as lender and as agent (incorporated herein by reference from Exhibit 4.7 to the June 2004 Form 8-K)

4.8

Stock Pledge Agreement, dated as of May 28, 2004, by AirNet Systems, Inc. in favor of The Huntington National Bank, as agent (incorporated herein by reference from Exhibit 4.8 to the June 2004 Form 8-K)

4.9

Security Agreement Pledge and Assignment of Membership Interest, dated as of May 28, 2004, between AirNet Systems, Inc. and The Huntington National Bank, as agent (incorporated herein by reference from Exhibit 4.9 to the June 2004 Form 8-K)

4.10

Mortgage, Security Agreement and Assignment, dated as of May 28, 2994m between AirNet Systems, Inc. and The Huntington National Bank, as agent [Incorporated herein by reference from Exhibit 4.10 to the June 2994 Form 8-K]

4.11

Replacement Subsidiary Guaranty, dated as of May 29, 2004, by AirNet Management, Inc., Float Control, Inc. and Jetride, Inc. in favor of the Huntington National Bank, as agent [Incorporated herein by reference from Exhibit 4.11 to the June 2004 Form 8-K]

4.12	Subsidiary Guaranty, dated as of May 29, 2994, by timexpress.com, inc. in favor of The Huntington National Bank, as agent [Incorporated herein by reference from Exhibit 4.12 to the June 2004 Form 8-K]
4.13

Subsidiary Guaranty, dated as of May 29, 2004, by Fast Forward Solutions, LLC in favor of The Huntington National Bank, as agent [Incorporated herein by reference from Exhibit 4.13 to the June 2004 Form 8-K]

10.1	AirNet Systems, Inc. 2004 Stock Incentive Plan (reflects amendments through June 4, 2004) [Filed herewith]
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer) [Filed herewith]
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer) [Filed herewith]
32.1	Section 1350 Certification (Principal Executive Officer) [Filed herewith]
32.2	Section 1350 Certification (Principal Financial Officer) [Filed herewith]