Form 10-Q
period 2004-09-30
AIRNET SYSTEMS INC
filed 2004-11-15
CIK 1011696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
or

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

As of November 4, 2004, 10,109,883 of the registrant’s common shares, par value $0.01, were outstanding.

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except par value	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$926	$125
Accounts receivable, less allowances	22,248	18,647
Inventory	292	286
Taxes receivable	1,012	1,401
Deposits and prepaids	4,384	3,246
Total current assets	28,862	23,705

Net property and equipment	106,863	125,102
Other assets:
Goodwill, net of accumulated amortization	—	4,018
Other	313	448

Total assets	$136,038	$153,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,265	$7,442
Salaries and related liabilities	4,307	4,955
Deferred revenues	1,286	184
Accrued expenses	1,102	887
Taxes payable	—	76
Deferred income taxes	4	4
Current portion of notes payable	21,933	5,256
Total current liabilities	41,897	18,804

Other liabilities	862	1,280
Notes payable, less current portion	38,301	32,520
Deferred tax liability	408	16,389

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,763 shares issued at September 30, 2004 and at December 31, 2003	128	128
Additional paid-in-capital	76,963	77,759
Retained earnings	1,959	31,938
Accumulated other comprehensive loss	(35)	(35)
Treasury shares, 2,654 and 2,720 shares held at cost at September 30, 2004 and December 31, 2003, respectively	(24,445)	(25,510)
Total shareholders’ equity	54,570	84,280

Total liabilities and shareholders’ equity	$136,038	$153,273

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2004	2003	2004	2003

NET REVENUES
Delivery services, net of excise tax:
Bank services	$26,616	$25,996	$78,678	$78,000
Express services	12,844	9,265	35,725	26,906
Total delivery services revenues	39,460	35,261	114,403	104,906

Passenger charter services	4,266	2,334	11,532	5,550
Aviation services and other operations	211	425	613	1,223
Total net revenues	43,937	38,020	126,548	111,679

COSTS AND EXPENSES
Wages and benefits	6,519	6,464	19,521	18,823
Aircraft fuel	7,140	4,655	18,862	14,548
Aircraft maintenance	3,567	2,750	10,448	9,085
Contracted air costs	3,540	2,411	9,738	7,596
Ground courier	7,465	6,443	22,494	18,884
Depreciation	5,638	4,549	15,577	13,060
Insurance, rent and landing fees	2,230	2,565	7,432	7,193
Travel, training and other	2,276	2,115	7,488	6,457
Selling, general and administrative	3,559	3,846	11,566	11,400
Net (gain) loss on disposition of assets	—	(24)	289	(6)
Impairment of assets	42,991	—	42,991	—
Impairment of goodwill	4,018	—	4,018	—
Total costs and expenses	88,943	35,774	170,424	107,040
Income (loss) from continuing operations	(45,006)	2,246	(43,876)	4,639
Interest expense	777	312	1,552	1,060

Income (loss) from continuing operations before income taxes	(45,783)	1,934	(45,428)	3,579
Provision (benefit) for income taxes	(15,599)	862	(15,446)	1,503

Income(loss) from continuing operations	$(30,184)	$1,072	$(29,982)	$2,076

Income(loss) from discontinued operations, net of taxes	—	$(25)	—	$(8)

Net income (loss)	$(30,184)	$1,047	$(29,982)	$2,068

Income (loss) per share - basic and diluted
Continuing operations	$(2.99)	$0.11	$(2.98)	$0.21
Discontinued operations	—	$(0.01)	—	$(0.01)
Net income (loss) per share - basic and diluted	$(2.99)	$0.10	$(2.98)	$0.20

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Nine Months Ended September 30,
In thousands	2004	2003

Operating activities:
Net income (loss)	$(29,982)	$2,068
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	15,577	13,060
Impairment of assets and goodwill	47,009	—
Deferred taxes	(15,986)	1,450
Provision for losses on accounts receivable	117	347
(Gain) loss on disposition of assets	289	(93)
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(3,717)	(86)
Inventory	(6)	(215)
Prepaid expenses	(1,138)	(759)
Accounts payable	5,471	2,093
Deferred revenues and accrued expenses	1,251	1,817
Taxes payable	315	(232)
Salaries and related liabilities	(647)	(180)
Other, net	137	(26)
Net assets of discontinued operations	—	1,188
Net cash provided by operating activities	18,690	20,432

Investing activities:
Purchases of property and equipment	(43,721)	(13,418)
Proceeds from sales of property and equipment	3,104	17
Proceeds from sale of Mercury Business Services	—	122
Net cash used in investing activities	(40,617)	(13,279)

Financing activities:
Proceeds from incentive stock plan programs	119	141
Net repayments under the revolving credit facility	(2,800)	(5,700)
Net borrowings (repayments) of long-term debt	25,258	(894)
Issuance (purchase) of treasury shares	151	(236)
Net cash provided by (used in) financing activities	22,728	(6,689)

Net increase in cash	801	464
Cash and cash equivalents at beginning of period	125	1,055
Cash and cash equivalents at end of period	$926	$1,519

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

The accompanying condensed consolidated financial statements include the accounts of AirNet Systems, Inc. and its subsidiaries.  These financial statements are unaudited and have been prepared in accordance with the instructions for Form 10-Q.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by the instructions for Form 10-Q.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The results of operations for the quarterly and nine month periods ended September 30, 2004 are not necessarily indicative of the results for the full year.

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

Certain reclassifications have been made in the prior year’s financial statements to conform to the presentation for the three and nine month periods ended September 30, 2004.

2.   Impairment of Assets and Goodwill

AirNet recognizes impairment losses on long-lived assets used in operations in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).  AirNet recognizes impairment losses on long-lived assets used in operations, when events or changes in circumstances indicate, in management’s judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets.  The net carrying value of the assets not recoverable is reduced to fair market value if lower than carrying value.  In determining the fair market value of the assets, AirNet considers market trends, published market data, and recent transactions involving sales of similar assets.

AirNet’s long-lived assets used in its cargo operations, consisting primarily of aircraft and spare parts, were determined to be impaired as of September 30, 2004.  This determination was made as a result of recent industry trends in the adoption of electronic payment alternatives and evolving electronic alternatives to the physical movement of cancelled checks at a more rapid pace than previously accepted by the industry.  AirNet believes that enactment of the Check 21 Act in October 2004 will contribute to this trend.  Furthermore, recent market data and other disclosures by the Federal Reserve confirm the accelerating decline in cancelled check volume.  AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank services customers. AirNet believes that its airline capacity will exceed future demand, creating an impairment of the aircraft and related assets. The impairment also reflects the overall decline in the market values of the aircraft in its cargo fleet which have not recovered as in previous economic cycles.  AirNet determined that the expected future undiscounted cash flows from its assets used in its cargo operations were less than the carrying value of those assets and were impaired.  Accordingly, a non-cash impairment charge of $43.0 million was recorded as of September 30, 2004, using estimated aircraft fair values.  The aircraft fair values used for this purpose are based upon published market sources as of September 30, 2004, which are also used under AirNet’s Amended Credit Agreement (See Note 7).

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, AirNet evaluates its goodwill for impairment annually, or more frequently if changes in circumstances indicate impairment may have occurred sooner.  AirNet determined that as a result of the impairment of its long-lived assets used in its cargo operations, the remaining goodwill assigned to the cargo operations should be evaluated for potential impairment.  AirNet evaluates the fair value of its goodwill related to its cargo operations based upon a discounted future cash flow analysis.  As a result of the impairment test AirNet determined that its goodwill was impaired and, accordingly, a non-cash impairment charge of $4.0 million was recorded.

3.             Stock Plans and Awards

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for its employee and director stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted have an exercise price equal to the market value of the underlying common shares on the date of grant.  Pro forma information regarding net income (loss) and net income (loss) per share, as required by SFAS No. 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss), as reported	$(30,184)	$1,047	$(29,982)	$2,068

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(34)	(23)	(154)	(108)

Pro forma net income (loss)	$(30,218)	$1,024	$(30,136)	$1,960

Net income (loss) per share
As reported
Basic and diluted	$(2.99)	$.10	$(2.98)	$.20
Pro forma
Basic and diluted	$(2.99)	$.10	$(2.99)	$.19

4.             Income (Loss) Per Share From Continuing Operations

The following table sets forth the computation of basic and diluted income (loss) per common share from continuing operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Income (loss) from continuing operations	$(30,184)	$1,072	$(29,982)	$2,076

Denominator:
Basic – weighted average shares outstanding	10,100	10,070	10,070	10,106

Diluted
Stock options–employees, officers, and directors	—	19	—	20
Adjusted weighted average shares outstanding	10,100	10,089	10,070	10,126

Income (loss) per share from continuing operations
Basic and diluted	$(2.99)	$0.11	$(2.98)	$0.21

Common shares subject to outstanding stock options excluded from the diluted adjusted weighted average shares outstanding calculation were 771,207 and 742,927 for the three and nine month periods ended September 30, 2004, respectively.  These options were antidilutive and excluded from the calculation because (1) the exercise price of these options was greater than the average fair market value of the underlying common shares in the respective periods or (2) the losses for the three and nine month periods ended September 30, 2004 caused the options to be antidilutive.

5.  Comprehensive Income

Comprehensive income is comprised of net income of the Company and the change in the fair value of interest rate swap agreements, net of income taxes.  Comprehensive income (loss) for the nine months ended September 30, 2004 and September 30, 2003 was ($29,642,000) and $2,081,000, respectively. Comprehensive income (loss) for the three months ended September 30, 2004 and 2003 was ($30,184,000) and $1,060,000, respectively.

6.   Discontinued Operations

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

The Mercury Business Services unit had revenues of $1.0 million and $5.9 million for the three and nine month periods ended September 30, 2003, respectively.

Pre-tax loss for AirNet’s Mercury Business Services unit was $41,000 and $13,000 for the three and nine month periods ended September 30, 2003, respectively.

7.   Bank Financing Matters

In June 2004, AirNet entered into an amended and restated term loan and revolving loan credit facility (collectively, the “Amended Credit Agreement”) with its banks. The Amended Credit Agreement provides AirNet with a secured revolving credit facility with up to $35.0 million available and a secured term loan in the aggregate amount of $14.0 million.  The amount of revolving loans available under the Amended Credit Agreement is further limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit. As of September 30, 2004, $16.0 million and $12.0 million were outstanding under the secured revolving credit facility and secured term loan, respectively.  As of September 30, 2004, AirNet had approximately $19.0 million available to borrow on its secured revolving loan facility.

The revolving credit facility under the Amended Credit Agreement expires on September 30, 2005 and the secured term loan matures on September 30, 2007.  As of September 30, 2004, approximately $16.0 million of the revolving credit facility was reclassified on AirNet's Condensed Consolidated Balance Sheet as current liabilities.  Quarterly principal payments of $1.0 million are required for the secured term loan beginning in June 2004 and continuing through September 30, 2007. The Amended Credit Agreement is secured by a first lien on all of the property of AirNet and its subsidiaries, other than any interest in real estate and certain excluded fixed assets.  The Amended Credit Agreement permits AirNet and its subsidiaries to incur other indebtedness for the purpose of purchasing or refinancing aircraft and related tangible fixed assets, subject to certain annual limitations.  AirNet has also pledged the interests in its subsidiaries, and each of AirNet’s subsidiaries has guaranteed AirNet’s obligations under the Amended Credit Agreement.  The Amended Credit Agreement contains limitations on operating leases, indebtedness, significant corporate changes including mergers and sales of assets, investments in subsidiaries and acquisitions, liens, capital expenditures, transactions with affiliates, sales of accounts receivable, sale and leaseback transactions and other off-balance sheet liabilities, contingent obligations and hedging transactions.  The Amended Credit Agreement also contains financial covenants that require AirNet to maintain a minimum consolidated tangible net worth and to not exceed fixed charge coverage and leverage ratios specified in the Amended Credit Agreement. As a result of the impairment charge taken in September 2004 as described in Note 2, AirNet was not in compliance with the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2004, and AirNet would not be in compliance with the minimum consolidated tangible net worth requirement to be calculated as of December 31, 2004 (pursuant to the Amended Credit Agreement, this ratio is calculated annually as of December 31, AirNet’s fiscal year-end).  Effective as of November 12, 2004, AirNet and its lenders under the Amended Credit Agreement executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which resulted or may have resulted from the non-compliance with the foregoing financial covenants caused by the impairment charge.  Additionally, effective as of November 12, 2004, AirNet and its lenders under the Amended Credit Agreement executed a Change in Terms Agreement which modified the foregoing financial covenants so that, on a going-forward basis, the impairment charge does not cause a default or potential default of these financial covenants in the future.

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

During the second quarter 2004, AirNet entered into four seven-year term loans totaling $22.5 million with fixed interest rates of approximately 6.7%. As of September 30, 2004, there was $22.3 million outstanding on these secured term loans, and the net book value of the aircraft securing the loans totaled approximately $28.5 million.  In July 2004, AirNet financed two additional passenger charter Learjet 60’s for the Passenger Charter fleet at $5.0 million each with fixed rates of approximately 6.5%, for a total of $32.5 million in financing related to AirNet’s Passenger Charter services.  AirNet has pledged the interests in its subsidiaries, and each of AirNet’s subsidiaries has guaranteed AirNet’s obligations under the term loans.  Each of the term loans is secured by aircraft used in the Passenger Charter fleet.

AIRNET SYSTEMS, INC.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

Except for the historical information contained in this Form 10-Q, the matters discussed, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet’s management, are forward-looking statements that involve risks and uncertainties. When used in this document, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “may”, “plan”, “project” and similar expressions are intended to be among statements that identify forward-looking statements.  Such statements involve risks and uncertainties including, but not limited to, the following which could cause actual results to differ materially from any forward-looking statement: potential regulatory changes by the Federal Aviation Administration (“FAA”), which could increase the regulation of AirNet’s business, or potential regulatory changes by the Federal Reserve which could change the competitive environment of transporting cancelled checks; changes in check processing and shipment patterns of bank customers; the continued acceleration of migration of AirNet’s Bank customers to electronic alternatives to the physical movement of cancelled checks; adverse weather conditions; declines in the values of aircraft in AirNet’s fleet and any related asset impairment charges; the ability to successfully market the passenger charter business in light of global changes in the commercial airline industry; potential changes in locally and federally mandated security requirements; increases in aviation fuel costs not fully offset by AirNet’s fuel surcharge program; potential cost overruns associated with the construction of a new facility at Rickenbacker International Airport; acts of war and terrorist activities; the acceptance of AirNet’s time-critical service offerings within targeted Express markets; technological advances and increases in the use of electronic funds transfers; the availability and cost of financing required for operations; the impact of unusual items resulting from ongoing evaluations of our business strategies; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  Please refer to the sections captioned “Forward-looking statements” and “Risk Factors” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of AirNet Systems, Inc. (File No. 1-13025) for additional details relating to risk factors that could affect AirNet’s results and cause those results to differ materially from those expressed in forward-looking statements.

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

Results of Operations

Net Revenues

In ‘000’s Revenues	3 months ending September 30, 2004	3 months ending September 30, 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	9 months ending September 30, 2004	9 months ending September 30, 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004
Package Delivery Services:
Bank Services	$26,616	$25,996	$620	2%	$78,678	$78,000	$678	1%
Express Services	12,844	9,265	3,579	39%	35,725	26,906	8,819	33%
Total Package Delivery Services	39,460	35,261	4,199	12%	114,403	104,906	9,497	9%
Passenger Charter Services	4,266	2,334	1,932	83%	11,532	5,550	5,982	108%
Aviation Services	211	425	(214)	(50)%	613	1,223	(610)	(50)%

Total Net Revenues	$43,937	$38,020	$5,917	16%	$126,548	$111,679	$14,869	13%

AirNet has experienced overall net revenue growth for the three months and nine months ended September 30, 2004 over the same periods of the prior year.  This can be attributed to several factors including increased Express shipment volume and growth in Passenger Charter services as well as additional fuel surcharge revenues.

Bank Services Revenues

In ‘000’s Revenues	3 months ending September 30, 2004	3 months ending September 30, 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	9 months ending September 30, 2004	9 months ending September 30, 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004

Bank Weekday	$23,600	$23,845	$(245)	(1)%	$70,956	$71,333	$(377)	(1)%
Bank Weekend	1,948	1,890	58	3%	5,826	5,533	293	5%
Fuel Surcharge	1,688	841	847	101%	3,792	2,972	820	28%
Federal Excise Tax	(620)	(580)	(40)	7%	(1,896)	(1,838)	(58)	3%
Net Revenues	$26,616	$25,996	$620	2%	$78,678	$78,000	$678	1%

Bank weekday revenues decreased in the quarter and year-to-date 2004 as compared to the same periods of the prior year.  The third quarter decrease was primarily due to a decrease in the total number of shipments as well as the number of pounds per shipment by the Company’s bank customers, while the year-to-date decrease was primarily due to a decrease in the number of pounds per shipment.  Increased fuel prices in the third quarter and year-to-date 2004 resulted in significantly higher fuel surcharge revenues compared to the same quarter and year-to-date 2003.  AirNet believes that lower check delivery volume as a result of historically low interest rates, the declining use of checks, and the Check 21 Act which became effective in October 2004, will contribute to a significant reduction in bank revenues in future periods, as will increased competitive factors from regional carriers and transportation cost reduction initiatives by AirNet’s Bank customers.

Express Services Revenues

In ‘000’s Revenues	3 months ending September 30, 2004	3 months ending September 30, 2003	$Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	9 months ending September 30, 2004	9 months ending September 30, 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004

Express services	$12,723	$9,339	$3,384	36%	$35,553	$26,978	$8,575	32%
Fuel Surcharge	508	209	299	143%	1,269	742	527	71%
Federal Excise Tax	(387)	(283)	(104)	37%	(1,097)	(814)	(283)	35%
Net Revenues	$12,844	$9,265	$3,579	39%	$35,725	$26,906	$8,819	33%

Express services revenues continue to increase as a percentage of total revenues, increasing from 24.4% to 29.2% of total revenue for the quarter and from 24.1% to 28.2% year-to-date compared to the same periods of the prior year.  Shipments using AirNet’s air transportation network were up 4% and 5% for the quarter and year-to-date, respectively. Shipments sent via commercial airlines increased 23% and 36% for the quarter and year-to-date, respectively, and point to point surface shipments increased 34% and 38% for the quarter and year-to-date, respectively.  Commercial air and point to point surface shipments generally incur higher courier costs compared to shipments using AirNet’s airline.  The increase in shipments sent via commercial airlines is principally due to an increase in shipments outside the AirNet airline’s scheduled delivery times and locations, which generally results in lower gross margins per shipment than shipments carried on AirNet’s airline.

Passenger Charter Services Revenues

In ‘000’s Revenues	3 months ending September 30, 2004	3 months ending September 30, 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	9 months ending September 30, 2004	9 months ending September 30, 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004

Passenger Charter Services	$4,266	$2,334	$1,932	83%	$11,532	$5,550	$5,982	108%

Passenger Charter services revenues continue to grow as a percentage of total revenues, as AirNet has invested in additional aircraft to support additional passenger charter demand.  Revenues increased from 6.1% to 9.7% of total revenue for the quarter and from 5.0% to 9.1% year-to-date compared to the same periods of the prior year.  AirNet increased the number of passenger charter aircraft it operates from seven aircraft (two Learjet 60’s and five Learjet 35’s) at September 30, 2003 to fourteen (ten Learjet 60’s and four Learjet 35’s) at September 30, 2004.

Costs and Expenses

In ‘000’s Costs and Expenses	3 months ending September 30, 2004	3 months ending September 30, 2003	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	9 months ending September 30, 2004	9 months ending September 30, 2003	$ Increase (Decrease) 2003 to 2004	$ Increase (Decrease) 2003 to 2004

Wages and benefits	$6,519	$6,464	$55	1%	$19,521	$18,823	$698	4%
Aircraft fuel	7,140	4,655	2,485	53%	18,862	14,548	4,314	30%
Aircraft maintenance	3,567	2,750	817	30%	10,448	9,085	1,363	15%
Contracted air costs	3,540	2,411	1,129	47%	9,738	7,596	2,142	28%
Ground courier	7,465	6,443	1,022	16%	22,494	18,884	3,610	19%
Depreciation	5,638	4,549	1,089	24%	15,577	13,060	2,517	19%
Insurance, rent and landing fees	2,230	2,565	(335)	(13)%	7,432	7,193	239	3%
Travel, training and other	2,276	2,115	161	8%	7,488	6,457	1,031	16%
Selling, general and administrative	3,559	3,846	(287)	(8)%	11,566	11,400	166	2%
Net (gain) loss on disposition of assets	0	(24)	24		289	(6)	295
	41,934	35,774	6,160	17%	123,415	107,040	16,375	15%
Impairment of assets	42,991	0	42,991		42,991	0	42,991
Impairment of goodwill	4,018	0	4,018		4,018	0	4,018
Total costs and expenses	$88,943	$35,774	$53,169		$170,424	$107,040	$63,384

As operating activities for AirNet’s Express and Passenger Charter services continue to increase, total operating costs and expenses increased for both the quarter and year-to-date compared to the same periods of the prior year.

Increases in fuel costs, wages, maintenance and depreciation are attributable, in part, to the expansion of AirNet’s Passenger Charter Services.  Five aircraft, two of which are managed aircraft, have been added to AirNet’s Passenger Charter fleet in the first nine months of 2004.  An additional 16 pilots were hired during this nine month period compared to the prior year to support Passenger Charter Services.

Fuel costs increased for both the quarter and year-to-date as a result of increasing fuel prices, additional fuel purchased at higher retail rates at FBO locations outside of the Port Columbus facility, and additional fuel purchases related to the increase in Passenger Charter Services.  Fuel costs related to Passenger Charter Services increased by $615,000 and $1,305,000, respectively, for the quarter and year-to-date.  The increase in fuel costs, net of fuel surcharge, related to AirNet’s cargo fleet was approximately $723,000 and $1,662,000 for the quarter and year-to-date.

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

AirNet recognizes impairment losses on long-lived assets used in operations in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).  AirNet recognizes impairment losses on long-lived assets used in operations, when events or changes in circumstances indicate, in management’s judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets.  The net carrying value of the assets not recoverable is reduced to fair market value if lower than carrying value.  In determining the fair market value of the assets, AirNet considers market trends, published market data, and recent transactions involving sales of similar assets.

AirNet’s long-lived assets used in its cargo operations, consisting primarily of aircraft and spare parts, were determined to be impaired as of September 30, 2004.  This determination was made as a result of recent industry trends in the adoption of electronic payment alternatives and evolving electronic alternatives to the physical movement of cancelled checks at a more rapid pace than previously accepted by the industry.  AirNet believes that enactment of the Check 21 Act in October 2004 will contribute to this trend.  Furthermore, recent market data and other disclosures by the Federal Reserve confirm the accelerating decline in cancelled check volume.  AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank services customers. AirNet believes that its airline capacity will exceed future demand, creating an impairment of the aircraft and related assets. The impairment also reflects the overall decline in the market values of the aircraft in its cargo fleet which have not recovered as in previous economic cycles.  AirNet determined that the expected future undiscounted cash flows from its assets used in its cargo operations were less than the carrying value of those assets and were impaired.  Accordingly, a non-cash impairment charge of $43.0 million was recorded as of September 30, 2004, using estimated aircraft fair values.  The aircraft fair values used for this purpose are based upon published market sources as of September 30, 2004, which are also used under AirNet’s Amended Credit Agreement (See Note 7).

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, AirNet evaluates its goodwill for impairment annually, or more frequently if changes in circumstances indicate impairment may have occurred sooner.  AirNet determined that as a result of the impairment of its long-lived assets used in its cargo operations, the remaining goodwill assigned to the cargo operations should be evaluated for potential impairment.  AirNet evaluates the fair value of its goodwill related to its cargo operations based upon a discounted future cash flow analysis.  As a result of the impairment test AirNet determined that its goodwill was impaired and, accordingly, a non-cash impairment charge of $4.0 million was recorded.

AirNet recognized a net loss on disposition of assets during the nine months ended September 30, 2004.  This amount included a loss of approximately $584,000 related to an accident involving one of its cargo aircraft (net of insurance proceeds of $2,300,000).  In addition, as AirNet continues to adjust its aircraft fleet in response to changing customer needs, AirNet sold seven piston aircraft during the nine months ended September 30, 2004 resulting in a loss on sale of approximately $114,000.  Offsetting these losses was a gain on the sale of an aircraft of approximately $400,000.

Liquidity and Capital Resources

Cash flow from operating activities.  Net cash provided by operating activities was $14.9 million for the nine months ended September 30, 2004, compared to $20.4 million for the same period in 2003.

Financing Matters

In June 2004, AirNet entered into an amended and restated term loan and revolving loan facility (collectively, the “Amended Credit Agreement”) with its banks. The Amended Credit Agreement provides AirNet with a secured revolving credit facility with up to $35.0 million available and a secured term loan in the aggregate amount of $14.0 million.  The amount of revolving loans available under the Amended Credit Agreement is further limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit. As of September 30, 2004, $16.0 million and $12.0 million were outstanding under the secured revolving credit facility and secured term loan, respectively. As of September 30, 2004, AirNet had approximately $19.0 million available to borrow on its secured revolving loan facility.

The revolving credit facility under the Amended Credit Agreement expires on September 30, 2005 and the secured term loan matures on September 30, 2007.  Quarterly principal payments of $1.0 million are required for the secured term loan beginning in June 2004 and continuing through September 30, 2007. The Amended Credit Agreement is secured by a first lien on all of the property of AirNet and its subsidiaries, other than any interest in real estate and certain excluded fixed assets.  The Amended Credit Agreement permits AirNet and its subsidiaries to incur other indebtedness for the purpose of purchasing or refinancing aircraft and related tangible fixed assets, subject to certain annual limitations.  AirNet has also pledged the interests in its subsidiaries, and each of AirNet’s subsidiaries has guaranteed AirNet’s obligations under the Amended Credit Agreement.  The Amended Credit Agreement contains limitations on operating leases, indebtedness, significant corporate changes including mergers and sales of assets, investments in subsidiaries and acquisitions, liens, capital expenditures, transactions with affiliates, sales of accounts receivable, sale and leaseback transactions and other off-balance sheet liabilities, contingent obligations and hedging transactions.  The Amended Credit Agreement also contains financial covenants that require AirNet to maintain a minimum consolidated tangible net worth and to not exceed fixed charge coverage and leverage ratios specified in the Amended Credit Agreement. As a result of the impairment charge taken in September 2004 as described in Note 2, AirNet was not in compliance with the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2004, and AirNet would not be in compliance with the minimum consolidated tangible net worth requirement to be calculated as of December 31, 2004 (pursuant to the Amended Credit Agreement, this ratio is calculated annually as of December 31, AirNet’s fiscal year-end).  Effective as of November 12, 2004, AirNet and its lenders under the Amended Credit Agreement executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which resulted or may have resulted from the non-compliance with the foregoing financial covenants caused by the impairment charge.  Additionally, effective as of November 12, 2004, AirNet and its lenders under the Amended Credit Agreement executed a Change in Terms Agreement which modified the foregoing financial covenants so that, on a going-forward basis, the impairment charge does not cause a default or potential default of these financial covenants in the future.

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

AirNet is negotiating with its banks for the extension of its revolving credit facility.  However, there can be no assurance that AirNet will be able to reach agreement with the banks as to such an extension.  Management is addressing, and has addressed, its short-term liquidity requirements.  AirNet has signed a letter of intent with another lender to finance $8.5 million of its Rickenbacker facility, which is subject to credit, appraisal and environmental review which are acceptable to the lender.

AirNet continues to aggressively pursue growth and diversification opportunities in several markets.  AirNet will continue to analyze strategic alternatives and will consider the use of an investment banker in the development and evaluation of those alternatives.

During the second quarter 2004, AirNet entered into four seven-year term loans totaling $22.5 million with fixed interest rates of approximately 6.7%. As of September 30, 2004, there was $22.3 million outstanding on these secured term loans, and the net book value of the aircraft securing the loans totaled approximately $28.5 million.  In July 2004, AirNet financed two additional passenger charter Learjet 60’s for the Passenger Charter fleet at $5.0 million each with fixed rates of approximately 6.5%, for a total of $32.5 million in financing related to AirNet’s Passenger Charter services.  Each of the term loans is secured by aircraft used in the Passenger Charter fleet.

Investing activities.  Capital expenditures totaled $43.7 million for the nine months ended September 30, 2004 versus $13.4 million for the same period in 2003.  Of the 2004 expenditures, $34.2 million was for the purchase of four Learjet 60’s dedicated to Passenger Charter services, major periodic aircraft inspections, and major engine overhauls and related flight equipment.  AirNet anticipates it will spend between $48.0 million and $52.0 million in total capital expenditures in 2004.  AirNet anticipates it will continue to acquire aircraft and flight equipment as necessary to maintain growth and continue offering quality service to its customers and will evaluate whether future asset acquisitions should be purchases or leases.

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

AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand, borrowings in conjunction with the Amended Credit Agreement or other sources, including leasing.   There were no material capital commitments at September 30, 2004, other than the Company’s construction of its new office and hangar facility described below.

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

On January 20, 2004, AirNet entered into a Land Lease with the Columbus Regional Airport Authority to lease approximately 8 acres located within Rickenbacker.  Rickenbacker is located in Franklin and Pickaway Counties, Ohio, southeast of Columbus, Ohio, approximately fifteen miles from AirNet’s Port Columbus Facility.  AirNet is constructing a new corporate and operational headquarters at the Rickenbacker Facility.  Construction of the Rickenbacker Facility is anticipated to be completed in the summer of 2005. As of September 30, 2004, $5.7 million  financed using AirNet’s revolving credit facility has been invested in the construction of the Rickenbacker facility, with a total estimated cost of $12.5 million.  Upon completion of the Rickenbacker Facility, AirNet’s current corporate and operational functions that are conducted at the Port Columbus Facility, and the administrative functions being conducted at 555 Morrison Avenue, will be consolidated at the new Rickenbacker Facility.

There have been no material changes in AirNet’s contractual obligations from those disclosed in AirNet System Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, except for new debt as disclosed above.

Off-Balance Sheet Arrangements

AirNet has no “off-balance sheet” arrangements as of September 30, 2004, as that term is described by the Securities and Exchange Commission.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Inflation and Interest Rates

AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business.  AirNet’s primary market risk exposure relates to interest rate risk.  At September 30, 2004, AirNet had a $28.0 million outstanding balance under its Amended Credit Agreement (described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”) subject to market rate changes in interest. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of the sum of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio as definded in the Amended Credit Agreement and  (ii) the sum of 0.5% plus the federal funds rate in effect from time to time.  Assuming borrowing levels at September 30, 2004, a one hundred basis point change in interest rates would impact net interest expense by approximately $280,000 per year.

Following the effectiveness of the Amended Credit Agreement, AirNet paid off three secured term loans which had been secured by aircraft. One of those loans had an interest rate swap agreement associated with it.  This interest rate swap agreement with a notional amount of $3.0 million and a fixed rate of 4.25% plus a margin based on AirNet’s funded debt ratio remains in place.  At September 30, 2004, the aggregate fair value of the interest rate swap was approximately ($28,000).

Fuel Surcharge

AirNet assesses its customers a fuel surcharge which is based on the Oil Price Index Summary — Columbus, Ohio (OPIS-CMH index).  As index rates increase above a set threshold, surcharge rates increase.  AirNet’s fuel surcharge program helps offset timing differences between market prices and the OPIS-CHM index used to determine surcharge rates.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of the Chairman of the Board, Chief Executive Officer and President (the principal executive officer) and the Chief Financial Officer, Treasurer and Secretary (the principal financial officer) of AirNet Systems, Inc. (the “Registrant”), the Registrant’s management has evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Registrant’s Chairman of the Board, Chief Executive Officer and President and the Registrant’s Chief Financial Officer, Treasurer and Secretary have concluded that:

•                  information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q  and the other reports which the Registrant files or submits under the Exchange Act would be accumulated and communicated to the Registrant’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•                  information required to be disclosed by the Registrant in this Quarterly Report on Form 10-Q and the other reports which the Registrant files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms; and

•                  the Registrant’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to

•                  the Registrant and its consolidated subsidiaries is made known to them, particularly during the period during which this Quarterly Report on Form 10-Q is being prepared.

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

AIRNET SYSTEMS, INC.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings.

AirNet is currently involved in a compliance audit with the State of California Employment Development Department.    AirNet received notification from this department of unreported wages and/or taxes for an audited period.  At this time, AirNet is uncertain of the estimated liability related to this audit, but has recognized certain costs associated with this audit.

Other than noted above there are no pending legal proceedings involving AirNet other than routine litigation incidental to its business.  In the opinion of AirNet’s management, these proceedings should not, individually or in the aggregate, have a material adverse effect on AirNet’s results of operations or financial condition.

Item 2.                                    Unregistered Sales of Equity Securities and Use of Proceeds and Issuer Purchases of Equity   Securities.

(a)           Not applicable.

(b)           Not applicable.

(c)                                  AirNet Systems, Inc. did not purchase any common shares during the fiscal quarter ended September 30, 2004.  On February 18, 2000, AirNet Systems, Inc. announced a stock repurchase plan under which up to $3.0 million of its common shares may be repurchased from time to time.  These repurchases may be made in open market transactions or through privately negotiated transactions.  As of September 30, 2004, AirNet Systems, Inc. had the authority to still repurchase approximately $0.6 million of its common shares under this stock repurchase plan.

Item 3.            Defaults Upon Senior Securities.

As a result of the impairment charge taken in September 2004 as described in Note 2 of the Notes to Condensed Consolidated Financial Statements, AirNet was not in compliance with the fixed charge coverage ratio and the leverage ratio covenants contained in the Amended Credit Agreement with its banks calculated as of September 30, 2004, and AirNet would not be in compliance with the minimum consolidated tangible net worth requirement to be calculated as of December 31, 2004 (pursuant to the Amended Credit Agreement, this ratio is calculated annually as of December 31, AirNet’s fiscal year-end).  Effective as of November 12, 2004, AirNet and its lenders under the Amended Credit Agreement executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which resulted or may have resulted from the non-compliance with the foregoing financial covenants caused by the impairment charge.  Additionally, effective as of November 12, 2004, AirNet and its lenders under the Amended Credit Agreement executed a Change in Terms Agreement which modified the foregoing financial covenants so that, on a going-forward basis, the impairment charge does not cause a default or potential default of these financial covenants in the future.

Item 4.            Submission of Matters to a Vote of Security Holders.  Not Applicable

Item 5.            Other Information.

In July 2004 AirNet became aware that some of its employees had received a letter from a union regarding potential union representation.  Airnet believes that its relationship with employees is good.

In June 2004 AirNet underwent a Regional Aviation Safety Inspection (RASIP) by a team of FAA inspectors to determine compliance with Federal Aviation Regulations.  AirNet filed a response with the FAA, and has recently received a reply to that response noting no certificate action will be taken against  AirNet.  AirNet is currently evaluating the captial expenditures and labor costs related to compliance with this inspection and working with the FAA to implement the required changes to AirNet’s operating procedures.

Item 6.            Exhibits

(a)  Exhibits:

Exhibit No.	Description

4.1	Loan and Security Agreement (aircraft) [Loan Number: 1000119495], dated June 15, 2004, between Banc One Leasing Corporation and Jetride, Inc. [Filed herewith]
4.2

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119495], issued on June 15, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $7,500,000 [Filed herewith]

4.3	Corporate Guaranty [Loan Number: 1000119495], dated as of June 15, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [Filed herewith]
4.4	Loan and Security Agreement (aircraft) [Loan Number: 1000119641], dated as of June 30, 2004, between Banc One Leasing Corporation and Jetride, Inc. [Filed herewith]
4.5

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119641], issued on June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [Filed herewith]

4.6	Corporate Guaranty [Loan Number: 1000119641], dated as of June 30, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [Filed herewith]
4.7

Acknowledgment of Borrower [Loan Number: 1000119641], dated as of June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents” [Filed herewith]

4.8	Loan and Security Agreement (aircraft) [Loan Number: 1000119649], dated as of June 29, 2004, between Banc One Leasing Corporation and Jetride, Inc. [Filed herewith]
4.9

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119649], issued on June 29, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [Filed herewith]

4.10	Corporate Guaranty [Loan Number: 1000119649], dated as of June 29, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [Filed herewith]
4.11

Acknowledgment of Borrower [Loan Number: 1000119649], dated as of June 29, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to PNC Leasing, LLC of “Loan Documents” [Filed herewith]

4.12	Loan and Security Agreement (aircraft) [Loan Number: 1000119650], dated as of June 30, 2004, between Banc One Leasing Corporation and Jetride, Inc. [Filed herewith]
4.13

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119650], issued on June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [Filed herewith]

4.14	Corporate Guaranty [Loan Number: 1000119650], dated as of June 30, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [Filed herewith]
4.15

Acknowledgment of Borrower [Loan Number: 1000119650], dated as of June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents” [Filed herewith]

4.16	Loan and Security Agreement (aircraft) [Loan Number: 1000119771], dated as of July 12, 2004, between Banc One Leasing Corporation and Jetride, Inc. [Filed herewith]
4.17

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119771], issued on July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [Filed herewith]

4.18	Corporate Guaranty [Loan Number: 1000119771], dated as of July 12, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [Filed herewith]
4.19

Acknowledgment of Borrower [Loan Number: 1000119771], dated as of July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents” [Filed herewith]

4.20	Loan and Security Agreement (aircraft) [Loan Number: 1000119774], dated as of July 12, 2004, between Banc One Leasing Corporation and Jetride, Inc. [Filed herewith]
4.21

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119774], issued on July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [Filed herewith]

4.22	Corporate Guaranty [Loan Number: 1000119774], dated as of July 12, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [Filed herewith]
4.23

Acknowledgment of Borrower [Loan Number: 1000119774], dated as of July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to PNC Leasing, LLC of “Loan Documents” [Filed herewith]

4.24

Waiver Letter, dated as of November 12, 2004, by and among AirNet Systems, Inc., The Huntington National Bank, as agent for and on behalf of the lenders from time to time party thereto, Bank One, N.A., Fifth Third Bank and The Huntington National Bank as a lender and the LC Issuer [Filed herewith]

4.25

Change in Terms Agreement, dated as of November 12, 2004, by and between AirNet Systems Inc., and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the Lenders from time to time party to the Amended Credit Agreement dated May 28, 2004 [Filed herewith]

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer) [Filed herewith]
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer) [Filed herewith]
32.1	Section 1350 Certification (Principal Executive Officer) [Filed herewith]
32.2	Section 1350 Certification (Principal Financial Officer) [Filed herewith]

(b)         Reports on Form 8-K:

On November 5, 2004, AirNet Systems Inc. (the “Registrant”) filed a Current Report on Form 8-K, dated November 5, 2004, reporting under Item 2.06  Material Impairments, that due to changing conditions in AirNet’s Bank services business and recent industry trends, AirNet believes those factors will cause its cargo airline capacity to exceed future demand, creating an impairment of aircraft and related assets.  In response, AirNet has incurred a non-cash impairment charge of $47.0 million (pretax) which will be reported in the third quarter of 2004.  A copy of the press release was attached to the filing.

AIRNET SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 2004	By:	/s/ Gary W. Qualmann
Gary W. Qualmann,
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer)
(Principal Financial Officer)

Dated: November 15, 2004	By:	/s/ Denise D. Brown
Denise D. Brown,
Controller
(Duly Authorized Officer)
(Principal Accounting Officer)

AIRNET SYSTEMS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	Loan and Security Agreement (aircraft) [Loan Number: 1000119495], dated June 15, 2004, between Banc One Leasing Corporation and Jetride, Inc. [Filed herewith]
4.2

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119495], issued on June 15, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $7,500,000 [Filed herewith]

4.3	Corporate Guaranty [Loan Number: 1000119495], dated as of June 15, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [Filed herewith]
4.4	Loan and Security Agreement (aircraft) [Loan Number: 1000119641], dated as of June 30, 2004, between Banc One Leasing Corporation and Jetride, Inc. [Filed herewith]
4.5

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number:  1000119641], issued on June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [Filed herewith]

4.6	Corporate Guaranty [Loan Number: 1000119641], dated as of June 30, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [Filed herewith]
4.7

Acknowledgment of Borrower [Loan Number:  1000119641], dated as of June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents” [Filed herewith]

4.8	Loan and Security Agreement (aircraft) [Loan Number: 1000119649], dated as of June 29, 2004, between Banc One Leasing Corporation and Jetride, Inc. [Filed herewith]
4.9

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number:  1000119649], issued on June 29, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [Filed herewith]

4.10	Corporate Guaranty [Loan Number: 1000119649], dated as of June 29, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [Filed herewith]
4.11

Acknowledgment of Borrower [Loan Number:  1000119649], dated as of June 29, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to PNC Leasing, LLC of “Loan Documents” [Filed herewith]

4.12	Loan and Security Agreement (aircraft) [Loan Number: 1000119650], dated as of June 30, 2004, between Banc One Leasing Corporation and Jetride, Inc. [Filed herewith]
4.13

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number:  1000119650], issued on June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [Filed herewith]

4.14	Corporate Guaranty [Loan Number: 1000119650], dated as of June 30, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [Filed herewith]
4.15

Acknowledgment of Borrower [Loan Number:  1000119650], dated as of June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents” [Filed herewith]

4.16	Loan and Security Agreement (aircraft) [Loan Number: 1000119771], dated as of July 12, 2004, between Banc One Leasing Corporation and Jetride, Inc. [Filed herewith]
4.17

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number:  1000119771], issued on July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [Filed herewith]

4.18	Corporate Guaranty [Loan Number: 1000119771], dated as of July 12, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [Filed herewith]
4.19

Acknowledgment of Borrower [Loan Number:  1000119771], dated as of July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents” [Filed herewith]

4.20	Loan and Security Agreement (aircraft) [Loan Number: 1000119774], dated as of July 12, 2004, between Banc One Leasing Corporation and Jetride, Inc. [Filed herewith]
4.21

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number:  1000119774], issued on July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [Filed herewith]

4.22	Corporate Guaranty [Loan Number: 1000119774], dated as of July 12, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [Filed herewith]
4.23

Acknowledgment of Borrower [Loan Number:  1000119774], dated as of July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to PNC Leasing, LLC of “Loan Documents” [Filed herewith]

4.24

Waiver Letter, dated as of November 12, 2004, by and among AirNet Systems, Inc., The Huntington National Bank, as agent for and on behalf of the lenders from time to time party thereto, Bank One, N.A., Fifth Third Bank and The Huntington National Bank as a lender and the LC Issuer [Filed herewith]

4.25

Change in Terms Agreement, dated as of November 12, 2004, by and between AirNet Systems Inc., and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the Lenders from time to time party to the Amended Credit Agreement dated May 28, 2004 [Filed herewith]

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer) [Filed herewith]
31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer) [Filed herewith]
32.1	Section 1350 Certification (Principal Executive Officer) [Filed herewith]
32.2	Section 1350 Certification (Principal Financial Officer) [Filed herewith]