Form 10-K
period 2004-12-31
AIRNET SYSTEMS INC
filed 2005-03-31
CIK 1011696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The aggregate market value of the common shares (the only common equity of the registrant) held by non-affiliates of the registrant based on the price at which the common shares were last sold as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $45,080,293.

The number of the registrant’s common shares outstanding as of March 28, 2005: 10,118,583.

INDEX

PART I
Item 1:	Business
Item 2:	Properties
Item 3:	Legal Proceedings
Item 4:	Submission of Matters to a Vote of Security Holders

PART II
Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6:	Selected Financial Data
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A:	Quantitative and Qualitative Disclosures About Market Risk
Item 8:	Financial Statements and Supplementary Data
Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A:	Controls and Procedures
Item 9B:	Other Information

PART III
Item 10:	Directors and Executive Officers of the Registrant
Item 11:	Executive Compensation
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13:	Certain Relationships and Related Transactions
Item 14:	Principal Accountant Fees and Services

PART IV
Item 15:	Exhibits and Financial Statement Schedules

Signatures

Exhibit Index

PART I

ITEM 1 - BUSINESS

General

AirNet Systems, Inc. (“AirNet”) is a specialty air carrier for time-sensitive deliveries, operating between most U.S. cities each working day.  AirNet is the leading transporter of cancelled checks and related information for the U.S. banking industry.  AirNet also provides specialized, high-priority delivery services to customers, primarily those involved in the medical, critical parts and entertainment industries.  AirNet also provides passenger charter services through its wholly-owned subsidiary, Jetride, Inc.

AirNet operates a fleet of 115 aircraft (including 33 Learjets and 15 Cessna Caravan turboprops) that depart from over 120 cities and complete more than 480 flights per night, primarily Monday through Thursday.   In addition, Jetride, Inc. operates 13 Learjets and 2 Challengers that offer private passenger charter services.  To supplement its air transportation network, AirNet uses commercial airlines during daytime and weekend hours when its aircraft are operating under a limited flight schedule.

In addition to regularly scheduled delivery services, AirNet offers on-demand cargo charter delivery services.  AirNet provides ground pick-up and delivery services throughout the nation seven days per week, using a combination of company personnel and a network of vendors and independent contractors.

AirNet’s integrated air and ground network provides dependable, time-critical delivery services to its customers.  Later pick-up and earlier delivery times than those offered by other national carriers is one of the primary differentiating characteristics of AirNet’s time-critical delivery network.  AirNet’s flight schedule is designed to provide delivery times between midnight and 8:00 a.m., providing earlier delivery times than those generally available through other national carriers.  AirNet uses a number of proprietary customer service and management information systems to track, sort, dispatch and control the flow of packages throughout AirNet’s delivery system.  AirNet provides customer service 24 hours per day, seven days a week to handle any inquiries, discrepancies or supply requests, as well as to provide proof of delivery documentation, all of which are value-added features of AirNet’s service.

AirNet Systems, Inc. was incorporated as a C-corporation under the laws of the State of Ohio on February 15, 1996.  AirNet’s principal executive offices are located at 3939 International Gateway, Columbus, Ohio 43219, and can be reached at (614) 237-9777.  AirNet’s Internet web site address is www.airnet.com (this uniform resource locator (URL) is an inactive textual reference only and is not intended to incorporate AirNet’s web site into this Annual Report on Form 10-K).

AirNet makes available free of charge, on or through its Internet web site, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after AirNet electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).

As further described in “Note 3 – Segment Reporting” of the Notes to Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, AirNet operates two distinct reportable segments, Delivery Services and Passenger Charter Services.  AirNet’s Delivery Services segment provides delivery service of time-critical shipments for Bank customers and other Express customers.  AirNet’s Passenger Charter Services segment provides passenger charter service.  Financial information for AirNet’s reportable segments is provided in “Note 3 – Segment Reporting” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.

Delivery Services

Bank services

Bank services, primarily consisting of cancelled check delivery, generated approximately 61%, 69% and 72% of AirNet’s revenues for the fiscal years ended December 31, 2004, 2003 and 2002, respectively.  AirNet’s time-critical cancelled check delivery service allows its banking customers to reduce their float costs and related processing fees.  AirNet also transports other items, such as proof of deposit transactions and interoffice mail, for many of the same bank customers.  AirNet has historically priced its Bank services based on the tier of service, and by the pound, on a customer-by-customer basis.  The U.S. banking industry, including commercial banks and third party processors, represents AirNet’s largest category of customers. AirNet’s bank customers represent over 100 of the nation’s largest bank holding companies.

Express services

Express services, which focus on customers with time-critical delivery needs, generated approximately 28%, 25% and 24% of AirNet’s revenues for the fiscal years ended December 31, 2004, 2003 and 2002, respectively.  Express services are primarily targeted at customers involved in the medical, critical parts and entertainment industries.  In the medical industry, Express services are offered to customers shipping packages that require specialized handling, the transportation of which is often highly regulated by various governmental authorities.  Targeted markets within the medical industry include producers and recipients of radioactive pharmaceuticals, diagnostic specimens, blood, umbilical cord blood, human tissue and organs.

Express services are also marketed to customers whose shipment needs are highly time sensitive or time definite, including critical parts suppliers and customers involved in the media and entertainment industries.

For those customers requiring time-critical delivery options not available on AirNet’s regularly scheduled routes, on-demand cargo charter services are available 24 hours per day, seven days a week.  On-demand charters may be scheduled in advance or on an as-needed basis.

Passenger Charter Services

Jetride, Inc., a wholly-owned subsidiary of AirNet which generated approximately 11%, 5% and 3% of AirNet’s revenues for the fiscal years ended December 31, 2004, 2003 and 2002, respectively, provides private passenger charter services that offer customers a safe, fast, and convenient way to travel.  Jetride’s private passenger charter service is available 24 hours a day, 7 days a week primarily within the continental United States and neighboring countries.  Jetride provides charter services arranged through third-party charter brokers and, to a lesser extent, to retail customers.  Jetride operates its 13 passenger Learjets and 2 passenger Challengers from ten locations across the country.  Jetride’s fleet consists of nine owned aircraft and six aircraft that are managed for other owners.  Jetride’s fleet of Learjets and Challengers are configured to comfortably carry eight to twelve passengers.  All passenger charter pilots are Airline Transport Pilot rated – the highest Federal Aviation Administration (“FAA”) rating possible.  Jetride, Inc. is certified by the Wyvern Network of Charter Operators and holds an Aviation Research Group/US Platinum rating, the highest rating in the industry.  Further expansion of the Jetride fleet in 2005 is projected to be through managed aircraft.

Aviation Services

AirNet operates a fixed base operation from AirNet’s Columbus, Ohio facility, offering retail aviation fuel sales and related ground support services.

Business Strategy

AirNet continues to transition and diversify by pursuing growth opportunities for its Express and Passenger Charter services.  AirNet is focusing on expanding its Express services to customers in time-critical markets and time-definite delivery markets, such as medical, radioactive pharmaceutical and on-demand cargo charters.

AirNet believes that demand for private passenger charter services will continue to grow as commercial airlines continue to tighten schedules and require long boarding times due to security concerns.  To capitalize on the increased demand, Jetride has increased the number of owned and managed aircraft.  In the fourth quarter of 2004, Jetride increased its managed aircraft fleet by adding two large cabin Challenger jet aircraft to its charter offering.

AirNet believes that its Bank services revenue will decline in future periods as a result of the continuing evolution of electronic alternatives to the physical movement of cancelled checks.   The Check 21 Act, which became effective in October 2004, requires that all financial institutions accept either the physical cancelled check, or an image replacement document in lieu of a physical cancelled check.  AirNet believes that this will accelerate the transition in the banking industry to the electronic clearing of cancelled checks.

AirNet continues to evaluate its operational structure and associated costs to more closely align them with the expected volume and revenue changes.  Given the high fixed cost nature of AirNet’s national airline network, it will be difficult to reduce costs in proportion to decreases in bank revenues.  AirNet continues to evaluate its pricing for Bank customers and may introduce pricing that contains additional fixed fees that would be impacted to a lesser degree by decreasing volume.

The continuing diversification of AirNet’s business will likely require significant changes in its air transportation network, including a reduction in its current route schedule, additional investment in sales and marketing during the transition, and investment in additional service capabilities and technologies to serve a more diverse customer group.

Fast Forward Solutions

Fast Forward Solutions, LLC, a wholly-owned subsidiary of AirNet, was formed to explore growth opportunities associated with existing and emerging image replacement platforms and technologies. Fast Forward Solutions and NetDeposit, Inc. signed a term sheet in 2003 regarding their intent to finalize an agreement related to the joint development and marketing of image replacement products and services.  Fast Forward Solutions is no longer actively pursuing an agreement with NetDeposit, Inc.  Fast Forward Solutions will continue to explore opportunities in the image replacement market as they arise, focusing on image replacement solutions that require both technology and the physical movement of image replacement documents.

Operations

Air operations

AirNet’s air operations are headquartered in Columbus, Ohio.  AirNet and Jetride utilize an extensive screening process to evaluate potential pilots prior to hiring.  New pilots must meet stringent company qualifications, as well as mandated FAA requirements.  New pilots must satisfactorily complete a five-week training program conducted by AirNet’s flight training staff prior to assignment of pilot duties.  This training program includes flight simulator training prior to any actual flight time in an aircraft, as well as intensive ground instruction.  Additionally, new pilots gain operating experience in a structured setting prior to assignment in order to gain a familiarity with AirNet’s route system and the unique demands of the flight environment.  In addition to FAA requirements, pilots providing Passenger Charter services for Jetride must also meet additional in-flight experience requirements specifically related to the types of Learjets and Challengers operated by Jetride.

AirNet’s central dispatch system ties together all components of the air operation. Departure and arrival times are continuously updated, and weather conditions throughout the nation are monitored. AirNet dispatchers remain in contact with pilots, out-based hub managers, fuelers, maintenance technicians and ground delivery personnel to identify and minimize any potential delays in the delivery process.  AirNet also uses commercial airlines, primarily to transport shipments during the daytime and weekend hours when its aircraft are operating under a limited flight schedule.

Capacity management is an important factor in achieving profitable growth of AirNet’s package delivery services.  AirNet’s air transportation network is positioned around a flexible national route structure designed to facilitate late pick-up and early delivery times, minimize delays and simplify flight scheduling.  AirNet’s flexible route structure allows it to respond to the changing volume needs of its customers or to take advantage of emerging opportunities in its Express services business.  AirNet’s primary hub in Columbus, Ohio, and several mini-hubs across the nation, are located primarily in less congested regional airports. These locations, in conjunction with AirNet’s off-peak departure and arrival times, provide easy take-off and landings, convenient loading and unloading and fast refueling and maintenance.

AirNet employs approximately 80 aircraft and avionics technicians in eight separate locations across the country performing maintenance on AirNet’s fleet of aircraft.  AirNet has an in-house engine shop at the Columbus facility where some of the piston engines are overhauled on-site, thereby reducing aircraft downtime and controlling costs.  AirNet also performs avionics troubleshooting and repair at the Columbus facility to provide for maximum efficiency and minimum aircraft downtime for the fleet.  AirNet’s aircraft maintenance center at its Columbus hub has received ISO 9001:2000 certification.

Shipment processing

Bank shipments are pre-sorted by bank personnel and packaged in AirNet-supplied bags with three letter city identifier tags to show final destination.  Express shipments are packaged in either AirNet-provided packaging or the customers’ packaging.  Shipments transported on AirNet’s air transportation network are typically picked up by a courier and transported to the local airport where an airbill is either scanned using bar code technology or entered manually.  Information on each airbill pertaining to the shipper, receiver, airbill number and applicable deadline is captured and downloaded into AirNet’s computer system, where it is available to AirNet’s customer service representatives (“CSRs”).  Upon arrival at AirNet’s Columbus hub or one of its mini-hubs, the shipment is off-loaded, sorted by destination and reloaded onto an aircraft.  At the destination city, the shipment is off-loaded for the final time and delivered by courier to the receiver.  When delivered, information from the airbill is once again captured and downloaded into AirNet’s computer system. Delivery information for all shipments is then available on-line to the customers and AirNet’s CSRs.

For banking customers meeting daytime banking deadlines and Express customers requiring next-flight-out timing, shipments are typically picked up by a courier and transported via commercial airlines or other integrators to destination cities where couriers accept the packages and deliver them to their final destinations.

Ground support

AirNet manages its ground delivery services through the combined use of employees and a network of independent contractors and vendor couriers.  Independent contractors and vendor couriers perform the majority of ground delivery services, allowing AirNet to better match its ground costs with its volume requirements.  In some situations, employees are used for ground delivery services on scheduled routes where volume requirements economically justify employing full-time couriers.  Dispatching functions related to ground delivery services occur at both the Columbus, Ohio hub and on a regional basis in some of the major cities served.

Mercury Business Services

On August 11, 2003, AirNet sold the assets of its Mercury Business Services division to Mercury Business Services, Inc., a Delaware corporation owned by a group that includes the original owners of the Mercury business.  AirNet had acquired Mercury Business Services in August of 1998.

Regulation

AirNet holds an air carrier operating certificate granted by the FAA pursuant to Part 135 of the Federal Aviation Regulations. In addition, Jetride holds its own air carrier operating certificate granted by the FAA pursuant to Part 135.  These certificates are of unlimited duration and remain in effect so long as AirNet and Jetride maintain the required standards of safety and meet the operational requirements of the Federal Aviation Regulations.  The FAA’s regulatory authority relates primarily to operational aspects of air transportation, including aircraft standards and maintenance, personnel, and ground facilities.

The U. S. Department of Transportation (“DOT”) and Transportation Security Administration (“TSA”) have regulatory authority concerning operational and security concerns in transportation, respectively, including safety, insurance and hazardous materials.  AirNet holds various operational certificates issued by these agencies, including party status to DOT E-7060, which permits AirNet to transport higher volumes of time-critical radioactive pharmaceuticals than is allowed by the DOT for most carriers.  Party status to DOT E-7060 is renewed every two years, with AirNet’s next renewal due August 2006.

AirNet is also subject to Food and Drug Administration regulation of AirNet’s transportation of pharmaceuticals.

In addition to federal regulations, AirNet’s operations are subject to various state and local regulations, and in many instances, require permits and licenses from state authorities.

Other than as described below, AirNet believes that both AirNet and Jetride have all permits, approvals and licenses required to conduct their respective operations and that they are in compliance with applicable regulatory requirements relating to their operations including all applicable noise level regulations.  Current noise level regulations require that AirNet modify its three Model 25 Learjets.  AirNet can continue limited use of these aircraft; however, AirNet intends to retire the Learjet 25’s prior to the end of the second quarter of 2005.  AirNet is working proactively with various local governments to minimize noise issues; however, future noise pollution regulations could require the modification or replacement of other AirNet aircraft.

AirNet conducts a portion of its operations under an Indirect Air Carrier Standard Security Program (“IACSSP”) approved by the TSA.  The IACSSP permits AirNet to tender shipments to commercial airlines.  A significant portion of AirNet’s Express services packages and, to a lesser extent, a portion of its Bank services packages, are transported on commercial airlines.

The TSA recently informed AirNet that the TSA would no longer approve AirNet’s IACSSP based upon the definition of an “indirect air carrier” provided under 49 CFR §1540.5.  Section 1540.5 excludes from the definition of an “indirect air carrier” any person or entity in possession of an FAA air carrier operating certificate.  AirNet possesses a Part 135 air carrier operating certificate issued by the FAA.  The TSA has requested that AirNet submit an application for a new IACSSP under the name of an affiliated company.  By letter to the TSA dated February 18, 2005, AirNet has proposed to submit an application for a new IACSSP under the name of AirNet Management, Inc., a wholly-owned subsidiary of AirNet.  The letter sets forth the steps AirNet intends to follow to transition commercial airline shipments to the new IACSSP and requests certain guidance from the TSA regarding the transition.

As of the date of this Annual Report on Form 10-K, the TSA had not responded to AirNet’s request for guidance.  In the event the TSA approves the steps outlined in AirNet’s February 18, 2005 letter, AirNet Management, Inc. will submit an application to the TSA seeking approval of a new IACSSP.  Upon receipt of such approval, AirNet will begin processing its commercial airline shipments under the new IACSSP.  It is uncertain at this time whether the TSA will approve the proposed steps for transitioning AirNet’s commercial shipments to a new IACSSP.  In the event the TSA does not approve such steps, AirNet may need to consider other modifications to its operating procedures in order to secure TSA approval of an IACSSP.  AirNet’s current IACSSP approval expires on August 28, 2005.  If AirNet is unable to comply with the TSA’s directives with respect to the approval and operation of a new IACSSP, AirNet may be unable to secure approval of a new IACSSP.  It is also uncertain whether the TSA would attempt to withdraw AirNet’s current IACSSP approval prior to the August 28, 2005 expiration date.  The loss of AirNet’s current IACSSP approval, or AirNet’s failure to secure approval of a new IACSSP, would have a significant and immediate adverse effect on AirNet’s operations.

The DOT has implemented new regulations regarding the transportation of hazardous materials that will go into effect on April 1, 2005.  These new regulations require that certain information concerning hazardous materials shipments be maintained by the pilot-in-command of an aircraft and be readily accessible at the airport of departure (including any intervening airport through which the hazardous materials are transported) and the intended airport of arrival for the duration of the each flight leg.

A significant portion of AirNet’s operations are conducted at night at airports where it maintains no ground operations.  Many of these airports are small and do not have fixed based operators that are open during AirNet’s night time hours of operation.  Consequently, at many airports AirNet does not currently have ground personnel or vendors on site that can receive and maintain the hazardous materials information that is required to be readily accessible at the airport of departure.  The new regulations will require that AirNet institute new operating procedures and make arrangements with

ground vendors and/or fixed based operators to assist AirNet in complying with the new regulations.   AirNet is in the process of implementing these new procedures; however, AirNet anticipates that it will not be in complete compliance with the new regulations as of April 1, 2005.

AirNet has submitted a request for exemption from the new hazardous materials regulations and has proposed an alternative method of compliance.  The alternative method of compliance would require that AirNet transmit the required hazardous materials information to its control center in Columbus, Ohio where it would be maintained and be readily available in the event of an incident involving hazardous materials.

There can be no assurances the AirNet’s requested exemption will be granted.  In the absence of the approval of an alternative method of compliance, AirNet will be required to continue implementation of the procedures described above for complying with the new regulations.  Compliance with the new regulations will likely significantly increase AirNet’s cost of transporting hazardous materials.  Failure to comply with the new regulations could reduce or otherwise restrict AirNet’s ability to transport hazardous materials, including its ability to transport radioactive pharmaceuticals under its DOT E-7060 permit described above.  AirNet is currently evaluating an additional surcharge for transporting hazardous materials that could offset all or a portion of the additional cost of complying with the new regulations.  However, there can be no assurances that AirNet will implement such a surcharge, or, if implemented, that AirNet’s customers will accept such surcharge or that such surcharge will fully offset the additional costs of complying with the new regulations.

Seasonality

See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Seasonality and Variability in Quarterly Results” of this Annual Report on Form 10-K for a discussion of the seasonal aspects of AirNet’s business, which discussion is incorporated herein by reference.

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

In the private sector, there are a large number of smaller, regional carriers that transport cancelled checks, none of which AirNet believes has a significant interstate market share. The two largest private sector air couriers, FedEx and United Parcel Service (“UPS”), both carry cancelled checks where the deadlines being pursued fit into their existing system.  AirNet does not believe that FedEx or UPS represent significant competitors in the time-critical cancelled check market to date.  AirNet provides customized service for its customer base, often with later pick-ups and earlier deliveries than the large, national couriers provide.

AirNet competes with commercial airlines and numerous other carriers in its Express delivery business and estimates its market share in this industry at less than 1%.  AirNet believes that this market represents a significant expansion opportunity for time-critical shipments requiring later pick-ups or earlier deliveries than are typically provided by major integrators and freight forwarders.  AirNet believes that it is in an excellent position to leverage the use of its national air network system, AirNet’s proprietary information technology and its historically high on-time performance level to compete in this market.

In the Passenger Charter business, AirNet competes with other owner/operators and charter brokers of small business jets.  AirNet believes its nationwide network of maintenance and related support facilities provides added flexibility in deploying and servicing the Passenger Charter fleet to meet customer demands.

Environmental matters

In 2004, AirNet commenced construction of a new corporate and operational facility on land leased from the Columbus Regional Airport Authority.  Portions of the leased land, as well as portions of the aircraft ramp, on which AirNet intends to conduct a significant portion of its Columbus operations, contain known pollution conditions.  The appropriate amended post closure plan and no further action letters addressing these sites were obtained by AirNet from the Columbus Regional Airport Authority prior to beginning construction.  No additional pollution conditions on the leased land have been noted to date during construction of the facility.

AirNet believes that compliance with applicable laws and regulations governing environmental matters has not had, and is not expected to have, a material effect on AirNet’s capital expenditures, operations or competitive position.

Employees

As of December 31, 2004, AirNet employed approximately 870 persons, which includes approximately 250 pilots.  AirNet’s employees are not represented by any union or covered by any collective bargaining agreement.  AirNet has experienced no work stoppages and believes that its relationship with employees is good.

ITEM 2 - PROPERTIES

Operating facilities

AirNet leases its corporate and operational headquarters at 3939 International Gateway in Columbus, Ohio (the “Port Columbus Facility”).  The Port Columbus Facility has 80,000 square feet and sits on land owned by the Columbus Regional Airport Authority (the “Authority”).  AirNet’s headquarters is currently used for operations, training, aircraft maintenance, vehicle maintenance and general and administrative functions.  In addition, AirNet leases additional space at 555 Morrison Road in Gahanna, Ohio, for administrative support personnel.  The Gahanna lease agreement will terminate on May 30, 2005.

On January 20, 2004, AirNet entered into a Land Lease with the Authority to lease approximately 8 acres located within the Rickenbacker International Airport (“Rickenbacker”).  Rickenbacker is located in Franklin and Pickaway Counties, Ohio, southeast of Columbus, Ohio, approximately fifteen miles from AirNet’s current Port Columbus Facility.  AirNet is constructing a new corporate and operational headquarters at Rickenbacker (the “Rickenbacker Facility”).  Construction and relocation to the Rickenbacker Facility is anticipated to be completed in the second quarter of 2005.  Upon completion of the Rickenbacker Facility, AirNet’s current corporate and operational functions that are conducted at the Port Columbus Facility, and the administrative functions being conducted at 555 Morrison Road, will be consolidated at the new Rickenbacker Facility.

On January 20, 2004, in anticipation of AirNet’s move to its new Rickenbacker Facility, AirNet also entered into an agreement to sell its Port Columbus Facility to the Authority for $3.9 million.  Closing of the sale of the Port Columbus Facility to the Authority took place on December 15, 2004.  Concurrently with the sale, AirNet entered into a new lease agreement with the Authority (the “New Port Columbus Lease”).  Pursuant to the New Port Columbus Lease, AirNet will lease the real property associated with the Port Columbus Facility and the buildings and all other improvements thereon pending completion of the construction of the Rickenbacker Facility.  The term of the New Port Columbus Lease commenced on December 15, 2004 and will terminate on the earlier to occur of (i) the date AirNet moves into the Rickenbacker Facility or (ii) August 31, 2005.  The New Port Columbus Lease will be rent free until May 15, 2005 and commencing May 16, 2005, the rent will be $30,000 per month.  The New Port Columbus Lease is a net lease under which AirNet is responsible for all costs of operating the Port Columbus Facility.   AirNet intends to move its operations at the Port Columbus Facility as well as its administrative functions to the Rickenbacker Facility during the second quarter of 2005.

AirNet also operates at approximately 40 additional locations throughout the country. These locations, which are leased from unrelated third parties, generally include office space and/or a section of the lessor’s hangar or ramp.

Fleet

Cargo aircraft

The following table shows information about AirNet’s cargo aircraft fleet used in its Delivery Services reportable segment as of December 31, 2004:

Aircraft Type	Owned	Leased	Payload (1)	Range (2)	Speed (3)

Learjets, Model 35/35A	30	—	3,800	1,700	440
Learjets, Model 25	3	—	3,000	1,000	440
Cessna Caravans	7	8	3,400	825	170
Piper Navajo	18	—	1,500	800	170
Beech Baron	40	—	1,000	800	170
Cessna 310	9	—	900	800	170
Total	107	8

(1)          Maximum payload in pounds for a one-hour flight plus required fuel reserves.

(2)          Maximum range in nautical miles, assuming zero wind, full fuel and maximum payload.

(3)          Maximum speed in knots, assuming maximum payload

The Learjet 35 and 31 are among the fastest and most reliable small jet aircraft available in the world and meet all Stage Three noise requirements currently being implemented across the United States.  The Learjet 25 is a smaller jet aircraft with slightly smaller payload and range capabilities.  The Learjet 25 aircraft are currently being used on a limited basis primarily as spares and will be completely phased out of operations prior to the end of the second quarter 2005.

The Cessna Caravan Super Cargomaster aircraft is a turbo-prop aircraft.

The Piper Navajo, Beech Baron and Cessna 310 are twin-engine piston aircraft.

Passenger Charter aircraft

The following table shows information about Jetride’s Passenger Charter aircraft fleet as of December 31, 2004:

Aircraft Type	Owned	Managed	Seating (1)	Range (2)	Speed (3)

Learjets, Model 35A	3	—	8	1,700	440
Learjets, Model 60	6	3	8	2,300	440
Learjets, Model 31A	—	1	8	1,400	440
Challenger, Model 601	—	1	12	4,400	440
Challenger, Model 604	—	1	9	4,400	440
Total	9	6

(1)          Maximum number of passengers

(2)          Maximum range in nautical miles, assuming zero wind, full fuel and full payload.

(3)          Maximum speed in knots, assuming full payload

The Learjet 60 is a midsize business jet with transcontinental range and meets all Stage Three noise requirements.

The Challenger is a large cabin business jet with transcontinental range and meets all Stage Three noise requirements.

Vehicles

AirNet operated a fleet of approximately 65 ground transportation vehicles as of December 31, 2004.   Vehicles range in size from passenger cars to full sized vans.  AirNet also rents lightweight trucks for certain weekend ground routes.  In

2001, AirNet entered into a leasing agreement with a third party provider and began replacing owned vehicles with leased vehicles, as replacement became necessary.  AirNet leased 41 vehicles as of December 31, 2004.

ITEM 3 - LEGAL PROCEEDINGS

There are no pending legal proceedings involving AirNet other than routine litigation incidental to its business. In the opinion of AirNet’s management, these proceedings should not, individually or in the aggregate, have a material adverse effect on AirNet’s results of operations or financial condition.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common shares of AirNet Systems, Inc. trade on the New York Stock Exchange under the symbol “ANS”.  The table below sets forth the high and low sales prices of the common shares reported for the periods indicated.

	2004		2003
Quarter ended	High	Low	High	Low
March 31	$4.99	$3.75	$5.35	$2.20
June 30	4.95	3.80	4.47	2.05
September 30	6.20	3.81	5.18	3.80
December 31	4.50	2.73	4.16	3.23

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

On March 28, 2005 there were approximately 860 record holders of AirNet’s common shares.

Neither AirNet nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of AirNet during the fourth quarter of the fiscal year ended December 31, 2004.  On February 18, 2000, AirNet announced a stock repurchase plan under which up to $3.0 million of AirNet common shares may be repurchased from time to time.  These repurchases may be made in open market transactions or through privately negotiated transactions.  As of December 31, 2004, AirNet had the authority to repurchase approximately $0.6 million of AirNet common shares under this stock repurchase plan.

ITEM 6 - SELECTED FINANCIAL DATA

Statement of Operations Data
(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002	2001		2000
Net Revenues
Bank services	$106,117	$103,399	$102,626	$106,716		$102,611
Express services	$49,096	36,963	33,958	26,252		26,272
Passenger Charter services	$18,494	7,599	4,316	737		—
Aviation services and other	$1,243	1,261	1,044	1,499		751
Total net revenues	174,950	149,222	141,944	135,204		129,634

Costs and Expenses
Operating costs and expenses	168,554	142,991	134,236	121,313	(1)	115,800
Impairment charges	47,009 (2)	—	—	1,744	(3)	—
Total costs and expenses	215,563	142,991	134,236	123,057		115,800

Income (loss) from operations	(40,613)	6,231	7,708	12,147		13,834

Interest expense	2,468	1,340	1,649	1,668		2,283

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(43,081)	4,891	6,059	10,479		11,551

Provision (benefit) for income taxes	(8,935)	2,103	2,429	5,035		4,690

Income (loss) from continuing operations before cumulative effect of accounting change	(34,146)	2,788	3,630	5,444		6,861

Income (loss) from discontinued operations, net of taxes (Note 4)	—	(8)	(259)	(251)		394

Cumulative effect of accounting change, net of tax benefit (Note 5)	—	—	(1,868)	—		—

Net income (loss)	$(34,146)	$2,780	$1,503	$5,193		$7,255

Income (loss) per common share - basic and diluted
Continuing operations	$(3.39)	$0.28	$0.36	$0.51		$0.62
Discontinued operations	$—	$—	$(0.03)	$(0.02)		$0.04
Cumulative effect of accounting change	$—	$—	$(0.18)	$—		$—
Net income (loss)	$(3.39)	$0.28	$0.15	$0.49		$0.66

Balance Sheet Data

(in thousands)

Total assets	$137,470	$153,273	$153,273	$133,079	$122,533
Total debt	62,245	37,776	41,794	28,235	22,719
Shareholders’ equity	50,466	84,280	80,796	78,946	78,845

Note 1             2001 includes a $1.0 million non-recurring charge related to the retirement agreement of Gerald G. Mercer (see Note 7 - Related Party Transactions of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.)

Note 2             Represents 2004 charge related to the impairment of AirNet’s cargo assets and related goodwill (See Note 2 - Impairment of Property and Equipment and Goodwill of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.)

Note 3             Represents 2001 non-recurring charge related to the impairment of Float Control, Inc.’s investment in The Check Exchange System Co. partnership

Note 4             In August 2003, AirNet sold the assets of its Mercury Business Services unit, resulting in discontinued operations.

Note 5             See Note 2 - Impairment of Property and Equipment and Goodwill of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the 2002 charge related to the impairment of goodwill in accordance with the adoption of SFAS No. 142.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

AirNet’s Bank services revenues are expected to decline as a result of the continuing evolution of electronic alternatives to the physical movement of cancelled checks and other market forces.  This expected decline in Bank services revenues requires that AirNet restructure its existing transportation network which was originally established to service its bank customers.  AirNet continues to expand its Express and Passenger Charter services to offset the expected decline in Bank services revenues.  In addition, AirNet continues to evaluate and adjust its aircraft mix and fleet size in response to these changing business conditions as well as review its ground operations for efficiencies and cost reductions.  For example, Jetride increased and diversified its fleet of owned and managed aircraft in 2004.

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of AirNet.  This discussion should be read in conjunction with the accompanying audited consolidated financial statements, which include additional information about AirNet’s significant accounting policies, practices and the transactions that underlie its financial results.

Results of Operations

Net Revenues

In ‘000’s Net Revenues	2004	2003	2002	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	$ Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003
Delivery Services Net Revenues
Bank Services	$106,117	$103,399	$102,626	$2,718	3%	$773	1%
Express Services	49,096	36,963	33,958	12,133	33%	3,005	9%
Total Delivery Services Revenues	$155,213	$140,362	$136,584	$14,851	11%	$3,778	3%

Passenger Charter Services Revenues	18,494	7,599	4,316	10,895	143%	3,283	76%

Aviation Services and Other Revenues	1,243	1,261	1,044	(18)	(1)%	217	21%

Total Net Revenues	$174,950	$149,222	$141,944	$25,728	17%	$7,278	5%

AirNet has experienced overall net revenue growth each of the last three years.  This can be attributed to several factors including increased Express Services and growth in Passenger Charter services as well as additional fuel surcharge revenues.

AirNet assesses its customers a fuel surcharge which is based on the Oil Price Index Summary – Columbus, Ohio (OPIS-CMH index).  As index rates increase above a set threshold, surcharge rates increase.  The 2004 average annual price on the OPIS index increased approximately 17% from the 2003 average annual price.  The 2003 average annual price increased approximately 21% from the 2002 annual price.

Bank Services Revenues

In ‘000’s Bank Services Revenues	2004	2003	2002	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	$ Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003
Bank Weekday	$94,994	$94,517	$95,327	$477	1%	$(810)	(1)%
Bank Weekend	7,569	7,397	8,545	172	2%	(1,148)	(13)%
Fuel Surcharge	6,058	3,939	1,602	2,119	54%	2,337	146%
Federal Excise Tax	(2,504)	(2,454)	(2,848)	(50)	(2)%	394	14%
Total Net Bank Services Revenues	$106,117	$103,399	$102,626	$2,718	3%	$773	1%

Bank services revenues (excluding the impact of the fuel surcharge and federal excise taxes) increased slightly during 2004 as AirNet continues to focus on additional services for banks beyond cancelled check transportation, such as proof of deposit and interoffice mail delivery services.  Because the density of cancelled check shipments is much greater than the typical Express shipment, profit margins on Bank shipments are substantially higher than Express shipments after considering cubic dimensions.  From 2003 to 2004, weekday and weekend shipment volume per flying day increased approximately 1.4% and 5.6%, respectively.  The increase in shipment volume was offset by a decrease in the number of pounds per shipment.  Increased fuel prices during 2004 resulted in significantly higher fuel surcharge revenues compared to 2003.  AirNet believes that lower check delivery volume as a result of the declining use of checks and electronic alternatives to the physical movement of cancelled checks will contribute to a significant reduction in Bank services revenues in future periods.

Weekday and weekend shipment volume decreased approximately 1.3% and 9.8%, respectively, from 2002 to 2003.  Lower check delivery volume as a result of historically low interest rates and the declining use of checks contributed to the reduction in revenues, as did increased competitive factors from regional carriers and transportation cost reduction initiatives by AirNet’s bank customers.  The decreases in weekly shipment volume were offset by increased fuel surcharges in 2003 as compared to 2002.

Express Services Revenues

In ‘000’s Express Services Revenues	2004	2003	2002	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	$ Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003
Express Revenues – Non Charter	$34,890	$28,035	$25,100	$6,855	24%	$2,935	12%
Express Revenues – Charters	13,557	9,046	9,534	4,511	49%	(488)	(5)%
Fuel Surcharge	2,142	1,007	369	1,135	113%	638	173%
Federal Excise Tax	(1,493)	(1,125)	(1,045)	(368)	(33)%	(80)	(8)%
Total Net Express Services Revenues	$49,096	$36,963	$33,958	$12,133	33%	$3,005	9%

Express services revenues continue to increase as a percentage of total revenues, increasing from 24.8% in 2003 to 28.1% in 2004.  This increase includes fuel surcharge revenues of approximately $2.1 million for 2004 versus approximately $1.0 million for the prior year.  Point-to-point surface shipments and air cargo charters increased approximately $3.1 million and $4.5 million, respectively, for the year 2004 compared to the year 2003.  Charter revenues have increased primarily due to a significant increase in the number of scheduled and unscheduled charters, primarily for life sciences customers.

The increase in revenues from 2002 to 2003 was primarily due to increased shipment volume in select Express markets, such as life sciences.  Revenues from medical and related companies increased 6.8% in 2003 compared to 2002 and AirNet increased its revenues for services in the media and entertainment market by 13.1% in 2003 compared to 2002.

Passenger Charter Services Revenues

In ‘000’s Passenger Charter Services Revenues	2004	2003	2002	Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003
Passenger Charter services revenues	$17,112	$7,521	$4,290	$9,591	128%	$3,231	75%
Management fee revenues	703	67	27	636	949%	40	148%
Fuel surcharge	664	0	0	664	0	0%
Federal excise tax	15	11	(1)	4	36%	12
Total Passenger Charter services revenues	$18,494	$7,599	$4,316	$10,895	143%	$3,283	76%
Average annual number of owned aircraft	8.9	6.0	4.9	2.9	48%	1.1	22%
Average annual number of managed aircraft	4.3	1.2	1.0	3.1	258%	0.2	20%
Average revenues per aircraft	$1,401	$1,055	$732	$346	33%	$323	44%

Passenger Charter services revenues continue to grow as a percentage of total revenues, as AirNet has invested in additional aircraft to support passenger charter demand.  Passenger Charter services revenues increased from 5.1% of total revenues in 2003 to 10.6% of total revenues in 2004.  AirNet’s Passenger Charter services allow customers greater control and flexibility in air travel than commercial airlines.  AirNet increased its Passenger Charter fleet from seven aircraft at December 31, 2002 to nine at December 31, 2003 and fifteen at December 31, 2004.  AirNet’s Passenger Charter services revenues include revenue from both owned and managed aircraft.  Management fee revenues include a monthly fee and a specific percentage of revenues earned under each managed aircraft agreement.

Aviation Services and Other Revenues

Aviation services revenues primarily relate to AirNet’s fixed base operation and maintenance services provided in Columbus, Ohio. While these services will continue, no significant future growth is expected.  Approximately $0.4 million of other revenues in 2004 relate to royalty revenue earned from the installation by a third party of Reduced Vertical Separation Minimum (“RVSM”).  No significant royalty revenue is expected in future years.

Costs and Expenses

In ‘000’s Operating Costs and Expenses	2004	2003	2002	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	$ Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003
Wages and benefits	$24,823	$23,297	$22,167	$1,526	7%	$1,130	5%
Aircraft fuel	26,865	19,227	17,582	7,638	40%	1,645	9%
Aircraft maintenance	15,086	12,242	12,305	2,844	23%	(63)	(1)%
Contracted air costs	13,813	9,929	9,069	3,884	39%	860	9%
Ground courier	30,285	25,834	24,554	4,451	17%	1,280	5%
Depreciation	19,513	17,535	17,699	1,978	11%	(164)	(1)%
Insurance, rent and landing fees	10,115	9,895	8,443	220	2%	1,452	17%
Travel, training and other	9,359	8,003	8,327	1,356	17%	(324)	(4)%
Selling, general and administrative	18,660	17,032	14,004	1,628	10%	3,028	22%
Net (gain) loss on disposition of assets	34	(3)	86	37		(89)
	168,553	142,991	134,236	25,562	18%	8,755	7%
Impairment of assets	42,991	0	0	42,991		0
Impairment of goodwill	4,018	0	0	4,018		0
Total costs and expenses	$215,562	$142,991	$134,236	$72,571	51%	$8,755	7%

As operating activities for AirNet’s Express and Passenger Charter services continued to increase, total operating expenses increased during 2004 compared to the prior year.  The increase in the use of Jetride’s Passenger Charter services from 2003 to 2004 accounted for approximately $9.4 million, or 37%, of the overall increase in operating costs and expenses before impairment charges.  Flight hours for Passenger Charter services increased 142% from 2003 to 2004.  In addition, costs and expenses increased due to increased hours flown, service and support costs associated with the increase in the use of Express services and additional aircraft fuel, maintenance and contracted air costs to support AirNet’s Bank customers.

The increase in wages and benefits from 2003 to 2004 was substantially due to the increase in the number of Passenger Charter pilots and support staff.

The increase from 2002 to 2003 is attributed primarily to the increase in Passenger Charter pilot staff and Express support staff.  An increase in pilots to support the Passenger Charter operation accounted for 45.8% of the increase in wages and benefits from 2002 to 2003.  Additional customer support center staff to service the increase in Express shipment volume and an increase in health benefits costs contributed to a 14.6% increase in wages and benefits from 2002 to 2003.

In ‘000’s Aircraft Fuel	2004	2003	2002	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	$ Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003
Aircraft Fuel	$26,865	$19,227	$17,582	$7,638	40%	$1,645	9%
Fuel Surcharge Revenues	(8,864)	(4,946)	(1,971)	3,918	79%	2,975	151%
Net	$18,001	$14,281	$15,611	$3,720	26%	$(1,330)	(9)%

Hours flown	2004	2003	2002	Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003
Hours flown - Total	107,344	103,660	102,079	3,684	4%	1,581	2%

Aircraft fuel expense increased year-over-year as a result of the increase in the number of hours flown as well as the increase in fuel prices.  Approximately 32% of total aircraft fuel expense in 2004 relates to Jetride.  The increase in 2004 compared to 2003 and the increase in 2003 compared to 2002 are primarily due to the increases in hours operated by Jetride and fuel prices. The average price per gallon of aircraft fuel increased approximately 34.4% in 2004 compared to 2003 and increased 11.5% in 2003 compared to 2002.  Increased operational efficiencies allowed AirNet to reduce fuel burn per hour in 2004 by 3% compared to 2003.  AirNet continues to maintain its fuel surcharge program to offset increases in fuel expense.  The amounts billed related to the fuel surcharge program are classified as revenue.

Maintenance expense increased $2.8 million, or 23%, primarily due to the expansion of the Passenger Charter fleet, including managed aircraft, and an increase in related flight hours for the Passenger Charter fleet and cargo fleet Learjets.

Maintenance expense remained flat in 2003 compared to 2002 as AirNet began to experience the benefits of phasing out the Aerostar aircraft in 2001 and 2002 and replacing them with the more operating efficient Cessna Caravans.

Contracted air expense includes costs associated with shipments transported on commercial airlines and costs to third party air operators for subleased air routes and back-up charter services.  Commercial airline costs increased 21% from 2003 to 2004 primarily due to the related increase in Express shipments.  Commercial airline costs decreased 4% from 2002 to 2003 as AirNet was able to secure better rates with the commercial carriers it utilizes most often.  Back-up and sublease charter expenses increased 60% from 2003 to 2004 as AirNet increased its reliance on outside providers as a result of increased Express shipment volume, pilot shortages experienced early in 2004 and the election to outsource more routes and lanes.

In ‘000’s Ground Courier Costs	2004	2003	2002	Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003
Company courier costs	$6,091	$8,267	$9,678	$(2,176)	(26)%	$(1,411)	(15)%
Contracted courier costs	24,194	17,567	14,876	6,627	38%	2,691	18%
Total Ground courier costs	$30,285	$25,834	$24,554	$4,451	17%	$1,280	5%

Percentage of Delivery Services revenue, net of fuel surcharge and federal excise tax	20%	19%	18%
Number of bank shipments	3,235	3,180	3,298	55	2%	(118)	(4)%
Number of non-charter express shipments	253	232	223	21	9%	9	4%

Ground courier costs continue to increase as AirNet serves a broader group of customers outside of AirNet’s traditional bank customer.  AirNet’s growing number of Express customers is more costly to serve than the traditional Bank customer due to more unscheduled pickup and delivery services and more geographically dispersed locations.  Ground courier costs have risen as Express shipments continue to increase as a proportion of total shipments.  The growth rate in shipments transported either exclusively via point to point surface or commercial airlines, which typically have a substantially higher ground courier cost per shipment, is increasing as AirNet expands the number of Express customers - a trend Management believes will continue.

Depreciation expense In ‘000’s	2004	2003	2002	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	$ Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003
Aircraft	$4,031	$2,613	$2,079	$1,418	54%	$534	26%
Aircraft Improvements, Engines, Inspections	14,401	13,687	14,093	714	5%	(406)	(3)%
Other	1,081	1,235	1,527	(154)	(13)%	(292)	(19)%
Total Depreciation	$19,513	$17,535	$17,699	$1,978	11%	$(164)	(1)%

Aircraft depreciation increased in 2004 as AirNet has added aircraft and increased hours flown.  AirNet continually reviews the remaining useful life and expected salvage value of its aircraft in connection with its depreciation calculation.  Aircraft and engines are depreciated based on the number of hours flown.  Other depreciation includes depreciation related to building and leasehold improvements, computer hardware and software and vehicles.

Insurance, Rent and Landing Fees In ‘000’s	2004	2003	2002	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	$ Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003
Insurance	$4,645	$4,372	$3,799	$273	6%	$573	15%
Rent	3,797	3,737	3,135	60	2%	602	19%
Ramp, landing and tie down fees	1,673	1,786	1,509	(113)	(6)%	277	18%
Total insurance, rent and landing fees	$10,115	$9,895	$8,443	$220	2%	$1,452	17%

AirNet has incurred increased insurance costs primarily as a result of the increase in its Passenger Charter fleet size.

Rent expense increased in 2003 and 2002 mainly due to AirNet leasing additional aircraft for both its Delivery Services and Passenger Charter services businesses.

Travel, Training and Other In ‘000’s	2004	2003	2002	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	$ Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003
Travel, training and other	$9,359	$8,003	$8,327	$1,356	17%	$(324)	(4)%
Less: Fees paid to managed aircraft owners	1,542	321	309	1,221	380%	12	4%
Total travel, training and other, net of fees paid to managed aircraft owners	$7,817	$7,682	$8,018	$135	2%	$(336)	(4)%

The increase in total travel, training and other expenses from 2003 to 2004 is primarily due to the related increase in fees paid by AirNet to managed aircraft owners as a result of the significant increase in 2004 in the number and use of managed aircraft by AirNet’s Passenger Charter services.  The fees paid to managed aircraft owners represent the payments made by AirNet under managed aircraft agreements for the use of the owner’s aircraft.  At December 31, 2004, AirNet managed six aircraft compared to three aircraft at December 31, 2003.

Selling, General and Administrative Costs In ‘000’s	2004	2003	2002	$ Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	$ Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003
Total selling, general and administrative costs	$18,661	$17,032	$14,004	$1,629	10%	$3,028	22%
Less: Severance costs	675	759	72	(84)	(11)%	687	954%
Selling, general and administrative, net of severance	$17,986	$16,273	$13,932	$1,713	11%	$2,341	17%

AirNet incurred severance costs due to changes in its management group in 2004 and 2003.  Additionally, commissions related to Express services, including commissions for third party air charter brokers, and travel and advertising expense increased approximately $0.8 million in 2004.  Information technology expenses increased to support the technological needs of AirNet’s business.  Professional fees also increased in 2004 related to AirNet’s work on compliance with the Sarbanes-Oxley Act.  AirNet continues to expect to incur substantial costs in 2005 related to ensuring compliance with that Act.

AirNet continues to work toward identifying additional cost reduction opportunities and to create more efficiency in its air transportation network.

Impairment Charges

AirNet recognizes impairment losses on long-lived assets used in operations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).  AirNet recognizes impairment losses on long-lived assets used in operations when events or changes in circumstances indicate, in management’s judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets.  The net carrying value of the assets not recoverable is reduced to fair market value if lower than carrying value.  In determining the fair market value of the assets, AirNet considers market trends, published market data, and recent transactions involving sales of similar assets.

AirNet’s long-lived assets, consisting primarily of cargo aircraft used in its Delivery Services business and related spare parts, were determined to be impaired at September 30, 2004.  This determination was made as a result of recent industry trends in the adoption of electronic payment alternatives and evolving electronic alternatives to the physical movement of cancelled checks at a more rapid pace than previously anticipated by the industry.  AirNet believes the effectiveness of the Check 21 Act in October 2004 will contribute to this trend.  Furthermore, recent market data and other disclosures by the Federal Reserve confirm the accelerating decline in cancelled check volume.  AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank services customers.  In the third quarter of 2004, AirNet concluded that its airline capacity will exceed future demand, creating an impairment of the aircraft and related assets.  The impairment also reflects the overall decline in the market values of the aircraft in its cargo fleet which have not recovered as in previous economic cycles.  AirNet determined that the expected future undiscounted cash flows from its assets used in its Delivery Services operations were less than the carrying value of those assets and were impaired.  Accordingly, a non-cash impairment charge of $43.0 million was recorded on September 30, 2004, using estimated aircraft fair values.  The aircraft fair values used for this purpose were based upon published market sources at September 30, 2004, which are also used under AirNet’s Amended Credit Agreement.

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, AirNet evaluates its goodwill for impairment annually, or more frequently if changes in circumstances indicate impairment may have occurred sooner.  AirNet determined that as a result of the impairment of its long-lived assets used in its Delivery Services operations, the remaining goodwill assigned to the

Delivery Services operations should be evaluated for potential impairment.  AirNet evaluates the fair value of its goodwill related to its Delivery Services operations based upon a discounted future cash flow analysis.  As a result of the impairment test, AirNet determined that its goodwill was impaired at September 30, 2004, and, accordingly, a non-cash impairment charge of $4.0 million was recorded.

In 2002, AirNet recorded a $1.9 million non-cash after-tax charge in accordance with its adoption of SFAS No. 142.  A review of goodwill associated with the 1998 purchase of Mercury Business Services, indicated that the $3.1 million (pre-tax) of remaining goodwill related to that acquisition was impaired as of January 1, 2002, and therefore an impairment charge was recorded in 2002.  Under the transition provisions of SFAS No. 142, this non-cash charge was treated as a cumulative effect of accounting change as of January 1, 2002.

Interest Expense

In ‘000’s	2004	2003	2002	Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004	Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003
Interest Expense	$2,469	$1,340	$1,649	$1,129	84%	$(309)	(19)%
Debt Balances	$62,245	$37,775	$41,794	$24,470	65%	$(4,019)	(10)%
Average Annual Interest Rate	4.0%	3.5%	3.9%	0.5%	14%	(0.4)%	(10)%

Interest expense increased from 2003 to 2004 as AirNet increased its debt to finance additional aircraft for its Passenger Charter services business.  Interest expense decreased from 2002 to 2003 due to a reduction in debt and lower interest rates.

Income Taxes

In ‘000’s	2004	2003	2002	Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004*	Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$(43,081)	$4,891	$6,059	$(47,972)		$(1,168)	(19)%
Provision (benefit) for income taxes	(8,935)	2,103	2,429	(11,038)		(326)	(13)%
Effective income tax rate	21.0%	43.0%	40.1%	(23.0)%		2.9%	7%

* The percentage increase (decrease) from 2003 to 2004 is not meaningful.

AirNet’s effective tax rates, excluding the effect of discontinued operations and cumulative effect of accounting change, were 21.0% for 2004, 43.0% for 2003, and 40.1% for 2002.  The decrease in the effective tax rate is primarily due to the impact of the impairment charge of $47.0 million and the valuation allowance for certain deferred tax assets.  AirNet reviews its deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes”.  As a result of this review, at December 31, 2004, AirNet recorded a valuation allowance of $5.7 million to offset deferred tax assets associated with AirNet’s net operating loss carryforwards and alternative minimum tax credit carryforwards as a result of the uncertainty surrounding AirNet’s ability to realize such assets.

Discontinued Operations

On August 11, 2003, AirNet completed the sale of substantially all of the assets of its Mercury Business Services unit to Mercury Business Services, Inc., a Delaware corporation owned by a group that includes the original owners of the Mercury business.

The sales price of the transaction was approximately $1.1 million.  Mercury Business Services, Inc. paid approximately $455,000 of the sales price through the issuance of a ninety day promissory note secured by the assets being sold and guaranteed by each of the shareholders of Mercury Business Services, Inc.  Under the terms of the Asset Purchase Agreement, approximately $536,000 of the purchase price was paid with AirNet common shares owned by the shareholders of Mercury Business Services, Inc., including 56,000 common shares tendered to AirNet prior to closing at $4.30 per share (the closing price of the AirNet common shares on the New York Stock Exchange (“NYSE”) on July 25, 2003) and 68,494 common shares tendered to AirNet on the closing date at $4.31 per share (the average closing price of the AirNet common shares on the NYSE on August 4-6, 2003).  The balance of the sales price was paid in cash.

The Mercury Business Services unit had revenues for the year ended December 31, 2003, which consisted of the seven months prior to the sale, of $5.9 million, as compared to $8.9 million for the full year of 2002.

Pre-tax loss for AirNet’s Mercury Business Services unit for the year ended December 31, 2003, which consisted of the seven months prior to the sale, was $24,000, as compared to a $432,000 pre-tax loss for the full year in 2002.

Net Income (Loss) and Earnings (Loss) Per Share

Based on the factors noted above, AirNet is reporting per share information with the related dollar amount and percentage changes noted below.

In ‘000’s	2004	2003	2002	Increase (Decrease) 2003 to 2004	% Increase (Decrease) 2003 to 2004*	Increase (Decrease) 2002 to 2003	% Increase (Decrease) 2002 to 2003
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	$(43,081)	$4,891	$6,059	$(47,972)		$(1,168)	(19)%
Provision (benefit) for income taxes	(8,935)	2,103	2,429	(11,038)		(326)	(13)%
Loss from discontinued operations	0	(8)	(259)	8		251	97%
Cumulative effect of accounting change	0	0	(1,868)	0		1,868	100%
Net Income (loss)	$(34,146)	$2,780	$1,503	$36,926		$1,277	85%

Number of common shares outstanding:
Basic	10,080	10,088	10,141	(8)		(53)	(1)%
Diluted	10,099	10,089	10,261	10		(172)	(2)%

Income (loss) from continuing operations before cumulative effect of accounting change:
Basic and diluted	$(3.39)	$0.28	$0.36	$(3.67)		$(0.08)	(23)%

Income (loss) per common share from discontinued operations
Basic and diluted	$(0.00)	$(0.00)	$(0.03)	$0.00		$0.03	97%

Cumulative effect of accounting change per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.18)	$0.00		$0.18	100%

Net Income (loss) per common share:
Basic and diluted	$(3.39)	$0.28	$0.15	$(3.67)		$0.13	87%

* The percentage increase (decrease) from 2003 to 2004 is not meaningful.

Liquidity and Capital Resources

AirNet has historically met its working capital needs with cash flows from operations and borrowing on its credit facilities.  Cash flows from operations were $20.4 million for 2004, $27.8 million for 2003, and $17.7 million for 2002.

The following table sets forth AirNet’s contractual obligations, along with the cash payments due each period (in millions):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term Debt	$62.2	$3.1	$27.4	$11.0	$20.7
Operating Leases	2.9	0.9	0.6	0.2	1.2
Other Purchase and Payment Obligations	10.2	10.2	0.0	0.0	0.0
Total Contractual Cash Obligations	$75.3	$14.2	$28.0	$11.2	$21.9

AirNet has certain future purchase obligations as to which it has signed contracts.  AirNet has contracted for approximately 85% of its Lear 35 aircraft engines to be covered under a manufacturer’s Fleet Management Plan (FMP), under which

AirNet prepays certain repair and overhaul costs based on a rate per engine hour.  Based upon projected engine hours in 2005, AirNet estimates the cost of the FMP to be approximately $9.2 million.

AirNet anticipates that cash flows from operations and borrowing programs will provide adequate sources of liquidity and capital resources to meet AirNet’s expected long-term needs for the operation of its current business, including anticipated capital expenditures; however, AirNet may not have additional capital to finance its expansion plans or other strategic alternatives.

There were no material capital commitments at December 31, 2004, other than AirNet’s construction of its new office and hangar facility as described in “Item 2 – Properties” of this Annual Report on Form 10-K, which is being financed under AirNet’s revolving credit facility.

Following is a summary of AirNet’s capital expenditures (in millions) for 2002 through 2004 and expected amounts for 2005:

	2005	2004	2003	2002

Aircraft	$0	$21.1	$6.7	$12.2
Aircraft improvements, engines and inspections	10.0-13.0	18.0	12.8	15.7
Increase in prepaid engine costs	3.0-4.5	3.8	3.7	2.3
Rickenbacker Facility, technology and other	5.0-10.0	8.3	2.0	0.6
Total	$18.0-$27.5	$51.2	$25.2	$30.8

Costs of major aircraft inspections, overhauls and engine work are capitalized as incurred and depreciated based on hours flown.  The original cost of airframes less a salvage value is depreciated based on the straight-line method over the estimated useful life of the aircraft.  Aircraft maintenance costs not meeting AirNet’s capitalization requirements are expensed as incurred.  In 2004, the engines of approximately 85% of AirNet’s Learjet 35 aircraft were covered under a manufacturer’s Fleet Maintenance Plan (FMP), in which AirNet prepays certain repair and overhaul costs.  These prepayments, which totaled approximately $19.3 million at December 31, 2004 (approximately $12.7 million at December 31, 2003), are classified in fixed assets on the consolidated balance sheet.  Amortization on these prepaid balances does not begin until major engine overhaul services have been performed, at which time the prepaid balances are reclassified into depreciable asset categories and depreciated based on hours flown.  AirNet intends to cover all of its Learjet 35 engines under FMP plans over the next several years as major overhauls become due on the engines not covered under the FMP plans.

In September 2002, AirNet entered into a $35 million unsecured revolving credit facility and a five-year $20.0 million unsecured term loan (collectively, the “Credit Agreement”).  The term loan requires quarterly installments of $1.0 million beginning in December 2002 and continuing through September 30, 2007.  As of December 31, 2003, there was $6.5 million available under the credit facility.  The revolving credit facility under the Credit Agreement was originally scheduled to expire on September 30, 2005 and the secured term loan was to mature on September 30, 2007.

On May 28, 2004, AirNet and its lenders amended the terms and conditions of the Credit Agreement (the “Amended Credit Agreement”).  The Amended Credit Agreement was further amended by the First Change in Terms Agreement and the Second Change in Terms Agreement as described below. The Amended Credit Agreement is secured by a first lien on all of the property of AirNet and its subsidiaries, other than any interest in real estate and certain excluded fixed assets.  AirNet also pledged the stock and interests of its subsidiaries to secure the loans under the Amended Credit Agreement, and each of AirNet’s subsidiaries guaranteed AirNet’s obligations under the Amended Credit Agreement.  The Amended Credit Agreement permits AirNet and its subsidiaries to incur other indebtedness for the purpose of purchasing or refinancing aircraft and related tangible fixed assets, subject to certain annual limitations.  The Amended Credit Agreement contains limitations on operating leases, indebtedness, significant corporate changes including mergers and sales of assets, investments in subsidiaries and acquisitions, liens, capital expenditures, transactions with affiliates, sales of accounts receivable, sale and leaseback transactions and other off-balance sheet liabilities, contingent obligations and hedging transactions. The Amended Credit Agreement also contains certain financial covenants that require AirNet to maintain a minimum consolidated tangible net worth and to not exceed certain fixed charge coverage and leverage ratios specified in the Amended Credit Agreement.

The Amended Credit Agreement provides for a secured revolving credit facility of up to $35.0 million and a secured term loan in the aggregate amount of $14.0 million.  The amount of revolving loans available under the Amended Credit Agreement is limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit.  The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of the sum of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio and (ii) the sum of 0.5% plus the federal funds rate in effect from time to time.  At

December 31, 2004, as a result of the various timing and duration of short-term debt maturities, the interest rate was between 4.5% and 5.5%.

As of December 31, 2004, $19.5 million and $11.0 million were outstanding under the secured revolving credit facility and secured term loan, respectively.  In addition, AirNet had $1.7 million in letters of credit outstanding on such date related to insurance programs, which reduced the amount available under the revolving credit facility.  After giving effect to the Second Change in Terms Agreement discussed below, AirNet had approximately $8.8 million available to borrow on its secured revolving credit facility as of December 31, 2004.

As a result of the impairment charge recorded in September 2004 as described in “Note 2 – Impairment of Property and Equipment and Goodwill” of the Notes to Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, AirNet was not in compliance with the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2004, and AirNet would not have been in compliance with the minimum consolidated tangible net worth requirement as of December 31, 2004.  On November 12, 2004, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “First Change in Terms Agreement”).  The First Change in Terms Agreement modified the fixed charge coverage ratio, the leverage ratio, and the minimum consolidated tangible net worth financial covenants in such a manner that, on a going-forward basis, the impairment charge, in and of itself, would not cause a default of these financial covenants in the future.  At the same time as the First Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the impairment charge.

On March 24, 2005, AirNet and its lenders entered into a “Second Change in Terms Agreement” that further modified the terms and conditions of the Amended Credit Agreement.  In accordance with the Second Change in Terms Agreement, AirNet prepaid in full the remaining $11.0 balance outstanding on its secured term loan.   Upon the prepayment of the term loan, the term loan portion of the Amended Credit Agreement was terminated.  In addition, the revolving credit facility under the Amended Credit Agreement was reduced from $35.0 million to $30.0 million.  In the event AirNet secures permanent financing on all or a portion of its Rickenbacker Facility, the revolving credit facility will be reduced from $30.0 million to $25.0 million.  Under the Second Change in Terms Agreement, the term of the revolving credit facility was extended from September 30, 2005 to October 15, 2006. The December 31, 2004 Balance Sheet gives effect to the Second Change in Terms Agreement entered into on March 24, 2005.  The Second Change in Terms Agreement also provided for the release of certain fixed assets that were securing the loans under the Amended Credit Facility and modified certain other financial covenants.

On March 24, 2005, AirNet entered into a three-year term loan totaling $11.0 million with a fixed interest rate of 8.12%.  This term loan is secured by seven Cessna Caravans and nine LearJet 35’s from AirNet’s cargo aircraft fleet with a combined net book value as of December 31, 2004 of approximately $19.9 million.  The aircraft securing this loan were released from the collateral securing the loans under Amended Credit Agreement in accordance with the Second Change in Terms Agreement.  The proceeds from this term loan were used to prepay in full AirNet’s term loan under the Amended Credit Facility as described above. The December 31, 2004 Balance Sheet reflects the reclassification of approximately $22.4 million from current to long term notes payable as a result of the extension of the Amended Credit Facility under the Second Change in Terms Agreement and the financing of the cargo aircraft described above.

During the second quarter of 2004, Jetride entered into four seven-year term loans totaling $22.5 million with fixed interest rates of approximately 6.7%.  In July 2004, Jetride financed two additional passenger charter Learjet 60’s for the Passenger Charter fleet at $5.0 million each with fixed rates of approximately 6.5%, for a total of $32.5 million in financing related to AirNet’s Passenger Charter services.  As of December 31, 2004, there was $31.7 million outstanding under all six loans.  These term loans are secured by aircraft used in the Passenger Charter fleet with a total net book value of $40.0 million at December 31, 2004.  Each of the term loans is guaranteed by AirNet.  AirNet incurred $1.2 million in interest expense in 2004 related to the financing of the nine Passenger Charter aircraft under all six loans.

AirNet is attempting to secure permanent financing of its Rickenbacker Facility.  AirNet has signed a letter of intent with another lender to finance $8.5 million of its Rickenbacker Facility, which is subject to credit, appraisal and environmental review acceptable to the lender.  In addition, the potential lender has asked to review AirNet’s operating results for the fiscal year ended 2004 and first quarter 2005.

In December 2003, AirNet financed the $5.3 million cost of a Learjet 60 for its Passenger Charter services business using its bank credit facility.

In January 2002, AirNet entered into operating leases for four Cessna Caravan 208 aircraft, which after an extension entered into in September 2002, terminate in 2006 and 2007.  In January 2002, AirNet also entered into operating leases for two Cessna Caravan 208B aircraft, one with a lease term of 3.5 years and one with a lease term of 4.5 years.

In accordance with accounting principles generally accepted in the United States of America, AirNet does not record operating leases in its consolidated balance sheet; however, the minimum lease payments related to these leases are disclosed in “Note 6 – Lease Obligations” of the Notes to Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Also under the terms of his retirement agreement, Mr. Mercer retained his rights to sell his remaining AirNet common shares to private investors at any time in accordance with applicable laws.  On or about December 26, 2002, Mr. Mercer sold an aggregate of 733,200 common shares to seven separate investors in privately negotiated transactions.  On December 24, 2002, he made a gift of 256,800 common shares to Spring Hill Camps, which sold those common shares to three separate investors, one of which also purchased common shares from Mr. Mercer, in privately negotiated transactions.  In connection with and as a condition to the investors’ consummating those transactions, AirNet granted registration rights with respect to the 990,000 common shares collectively purchased by these investors from Mr. Mercer or Spring Hill Camps.  AirNet has filed a registration statement with respect to those common shares under the Securities Act of 1933, as amended, for resale by the investors as selling shareholders.

In February 2000, AirNet announced a stock repurchase plan allowing AirNet to purchase up to $3.0 million of its common shares.  During 2000, AirNet purchased $2.4 million in common shares funded by cash flows from operations.  There was no repurchase activity under this program in 2002, 2003 or 2004.  As such, purchases of approximately $0.6 million of AirNet’s common shares may still be made in the open market or through privately negotiated transactions.  Such future purchases would be considered based on availability of funds, current market conditions, the stock price, and restrictions in AirNet’s financing agreements.

Off-Balance Sheet Arrangements

AirNet had no “off-balance sheet” arrangements as of December 31, 2004, as that term is described by the SEC.

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

Selected Quarterly Data (unaudited)

The following is a summary of the unaudited quarterly results of operations for the quarterly periods ended (in thousands, except per share data):

	Quarters Ended,
	March 31	June 30	September 30	December 31
2004
Net revenues	$40,471	$42,140	$43,937	$48,402
Income (loss) from continuing operations before income taxes	555	(199)	(45,783)	2,347
Net income (loss)	316	(113)	(30,184)	(4,164)
Per share – basic and diluted:
Income (loss) from continuing operations	$.03	$(.01)	$(2.99)	$(.41)
Net income (loss) per share	$.03	$(.01)	$(2.99)	$(.41)

2003
Net revenues	$37,076	$36,584	$38,020	$37,542
Income from continuing operations before income taxes	522	1,123	1,934	1,312
Income(loss) from discontinued operations, net of tax—Note 1	(22)	39	(25)	—
Net income	297	724	1,047	712
Per share – basic and diluted:
Income from continuing operations	$.03	$.07	$.11	$.07
Income (loss) from discontinued operations	$.00	$.00	$.00	$.00
Net income per share	$.03	$.07	$.10	$.07

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

The policies and estimates discussed below include the financial statement elements that are either the most judgmental or involve the selection or application of alternative accounting policies, and are material to AirNet’s consolidated financial statements. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of its Board of Directors and with its independent registered public accounting firm.

Allowance for Uncollectible Accounts Receivable

Historically, AirNet’s credit losses from bad debts have not fluctuated materially because its credit management processes have been effective. AirNet also recognizes billing adjustments to revenue and accounts receivable for certain discounts, money back service guarantees and billing corrections.

Estimates for credit losses and billing adjustments are regularly updated based on historical experience of bad debts, adjustments processed, current collection trends, and the individual assessment of customers’ credit quality.  Once AirNet considers all these factors, a determination is made as to the need for a bad debt allowance.  Allowances for these future adjustments aggregated $0.9 million at December 31, 2004 and $0.5 million at December 31, 2003.  AirNet considers the sensitivity and subjectivity of these estimates to be moderate, as changes in economic conditions and pricing arrangements can significantly affect the estimates used to determine the allowances.

Major Aircraft Maintenance

Costs of major aircraft inspections, overhauls and engine work are capitalized as incurred and depreciated based on hours flown.  The original costs of airframes, less an estimated salvage value, are depreciated based on the straight-line method over the estimated useful life of the aircraft.  Aircraft maintenance costs not meeting AirNet’s capitalization requirements are expensed as incurred.  Approximately 85% of AirNet’s Learjet 35 aircraft engines are covered under a manufacturer’s Fleet Management Plan (FMP), in which AirNet prepays certain repair and overhaul costs.  These prepayments, which totaled $19.3 million and $12.7 million at December 31, 2004 and 2003, respectively, are classified in fixed assets on the consolidated balance sheet.  Amortization on these prepaid balances does not begin until major engine overhaul services have been performed, at which time the prepaid balances are reclassified into depreciable asset categories and depreciated based on hours flown.  AirNet intends to cover all of its Lear 35 jet engines under FMP plans over the next several years as major overhauls become due on the engines not covered under the FMP plans.

Property and Equipment

AirNet’s Delivery Service and Passenger Charter service businesses are capital intensive.  Over 85% of AirNet’s total assets are invested in flight equipment to serve these markets.  AirNet capitalizes those costs that meet the definition of capital assets under accounting standards.

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

Stock-Based Compensation

AirNet accounts for stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which does not require compensation costs related to stock options to be recorded in net income, as all options granted under AirNet’s stock option plan had an exercise price equal to the market value of the underlying common shares at grant date. SFAS No. 148. “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123,” provides guidance on acceptable approaches to the implementation of SFAS No. 123, and requires more prominent disclosures of pro forma net earnings and earnings per share determined as if the fair value method of accounting for stock options had been applied in measuring compensation cost.

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, “Statement of Cash Flows.”  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure will no longer be an alternative.

SFAS No. 123(R) must be adopted no later than the first interim or annual period beginning after June 15, 2005.  AirNet expects to adopt SFAS No. 123(R) on July 1, 2005.  The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in “Note 1 – Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.  AirNet does not anticipate that adoption of SFAS No. 123(R) will have a material impact on its results of operations or its financial position.  However, SFAS No. 123(R) requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date.  Stock options are further detailed in “Note 1 – Significant Accounting Policies” and “Note 5 – Incentive Stock Plans” of the Notes to Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Self-Insurance Accruals

AirNet is self-insured up to certain limits for costs associated with workers’ compensation claims and benefits paid under employee health care programs. At December 31, 2004 and 2003, AirNet had total self-insurance accruals reflected in its consolidated balance sheet of approximately $1.1 million and $1.3 million, respectively.

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

Incentive Compensation Plans

AirNet maintains an incentive compensation plan with payouts tied to the achievement of company wide earnings goals and personal/departmental goals.  Incentive compensation is calculated as a percent of base pay, depending on participation levels, which vary among management and staff.

Costs related to the company wide earnings portion of the plan are accrued based on actual quarterly results.  At December 31, 2004 and 2003, no accrual existed for this portion of the plan, as the targets were not met.

AirNet accrues for costs related to the personal/departmental goals portion of the plan based on estimated achievement rates of set goals applied to individuals’ base pay rates.  Payouts may be made quarterly or annually, depending on the nature of the goals.  At December 31, 2004, no amount was recorded for the personal/department goals portion of the plan compared to $0.6 million recorded at December 31, 2003.

Income Taxes

AirNet accounts for income taxes under the liability method pursuant to SFAS No. 109, “Accounting for Income Taxes.”  Under the liability method, deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

At December 31, 2004, AirNet determined that adjustments were required to AirNet’s deferred tax accounts associated with net operating loss carryforwards (NOL) and Alternative Minimum Tax Credit carryforwards (AMT).  Accounting principles generally accepted in the United States of America require AirNet to record a valuation allowance against these deferred tax assets if it is “more likely than not” that AirNet will not be able to utilize the NOL or AMT to offset future taxes. At December 31, 2004, AirNet has recorded a valuation allowance to offset the deferred tax assets associated with the NOL and AMT because of the uncertainty surrounding its ability to realize such assets.

Impairment of Assets and Goodwill

AirNet recognizes impairment losses on long-lived assets used in operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” .  AirNet recognizes impairment losses on long-lived assets used in operations when events or changes in circumstances indicate, in management’s judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets.  The net carrying value of the assets not recoverable is reduced to fair market value if lower than carrying value.  In determining the fair market value of the assets, AirNet considers market trends, published market data, and recent transactions involving sales of similar assets.

AirNet’s long-lived assets used in its cargo operations, consisting primarily of aircraft, spare parts and related goodwill, were determined to be impaired at September 30, 2004.  This determination was made as a result of recent industry trends in the adoption of electronic payment alternatives and evolving electronic alternatives to the physical movement of cancelled checks at a more rapid pace than previously anticipated by the industry.  AirNet believes that the effectiveness of the Check 21 Act in October 2004 will contribute to this trend.  Furthermore, recent market data and other disclosures by the Federal Reserve confirm the accelerating decline in cancelled check volume.  AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank services customers.  In the third quarter of 2004, AirNet concluded that its airline capacity will exceed future demand, creating an impairment of the aircraft and related assets. The impairment also reflects the overall decline in the market values of the aircraft in its cargo fleet which have not recovered as in previous economic cycles.  AirNet determined that the expected future undiscounted cash flows from its assets used in its delivery services operations were less than the carrying value of those assets and were impaired.  Accordingly, a non-cash impairment charge of $43.0 million was recorded on September 30, 2004, using estimated aircraft fair values.

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, AirNet evaluates its goodwill for impairment annually, or more frequently if changes in circumstances indicate impairment may have occurred sooner.  AirNet determined that as a result of the impairment of its long-lived assets used in its delivery services operations, the remaining goodwill assigned to the Delivery Services operations should be evaluated for potential impairment.  AirNet evaluates the fair value of its goodwill related to its Delivery Services operations based upon a discounted future cash flow analysis.  As a result of the impairment test, AirNet determined that its goodwill was impaired at September 30, 2004, and, accordingly, a non-cash impairment charge of $4.0 million was recorded.

Forward-looking statements

The information included or incorporated by reference in this Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including those identified by the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “plan,” “project” and similar expressions.  These forward-looking statements reflect management’s expectations and are based upon currently available data; however, actual results are subject to future events and uncertainties, which could cause actual results to differ from those projected in these statements.  The following factors, in addition to those included in the disclosure under the heading “Risk Factors” below, could cause actual results to differ materially from those expressed in forward-looking statements:

•                  an acceleration in the migration of AirNet’s Bank customers to electronic alternatives to the physical movement of cancelled checks;

•                  potential regulatory changes by the FAA, DOT and TSA which could increase the regulation of AirNet’s business, or the Federal Reserve, which could change the competitive environment of transporting canceled checks;

•                  disruptions to operations due to adverse weather conditions, air traffic control-related constraints or aircraft accidents;

•                  potential further declines in the value of aircraft in AirNet’s fleet and any related asset impairment charges;

•                  the ability to successfully market the Passenger Charter business in light of global changes in the commercial airline industry;

•                  potential changes in locally and federally mandated security requirements;

•                  increases in aviation fuel costs not fully offset by AirNet’s fuel surcharge program;

•                  potential cost overruns associated with the construction of the new office and hangar facility at Rickenbacker International Airport;

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

•                  the availability and cost of financing required for operations;

•                  the impact of unusual items resulting from ongoing evaluations of our business strategies;

•      the substantial indebtedness;

•                  insufficient capital for future expansion; and

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

AirNet’s Bank services compete primarily against the Federal Reserve’s Check Relay Network, which has significantly greater financial and other resources than AirNet.  The Federal Reserve is regulated by the Monetary Control Act of 1980, which in general requires that the Federal Reserve price its services on an actual cost basis plus a set percentage private sector market adjustment factor.  Failure by the Federal Reserve to comply with the Monetary Control Act by pricing its services below the required rates could have an adverse competitive impact on AirNet.  In addition, the Monetary Control Act may be amended, modified or repealed, or new legislation affecting AirNet’s business may be enacted. The market for express air and ground delivery service is highly competitive.  Although major participants in the next-day and second-day air delivery market (such as UPS and FedEx) have also entered the business of same day and early morning delivery, they have not had a material adverse effect on AirNet’s business to date.  However, the efforts of these competitors could have a material adverse effect on AirNet in the future.

The Check 21 Act or similar legislation and electronic methods of clearing cancelled checks will have a significant adverse effect on AirNet’s revenues derived from check delivery services.

The Check 21 Act, which became effective in October 2004, creates a new negotiable instrument called a substitute check (also known as an image replacement document or “IRD”) that becomes the legal equivalent of the original item.  The Check 21 Act effectively removes the requirement of returning an original paper check to the account holder’s institution and requires that all financial institutions accept an IRD in lieu of a cancelled check.   The Check 21 Act and the transition in the banking industry to electronic methods of clearing cancelled checks will eventually replace the need for expedited air transportation services of original cancelled checks by most of AirNet’s banking customers.  The Check 21 Act and electronic methods of clearing cancelled checks will have a significant adverse affect on AirNet’s revenues derived from check delivery services.  However, it is unclear how quickly IRD’s and electronic methods of clearing cancelled checks will be implemented on a widespread basis by banking customers and how such implementation would affect their expedited check transportation needs.

Other technological changes in the check clearance and national payment systems may adversely affect the demand for AirNet’s Bank services from the financial services industry.

Some analysts have predicted that the increased use of electronic funds transfers will lead to a “checkless society,” which could also adversely affect the demand for AirNet’s Bank services to the financial services industry.  In addition, some financial services industry analysts have predicted the development of various forms of imaging technology that could reduce or eliminate the need for prompt delivery of cancelled checks.  Similarly, technological advances in the nature of “electronic mail” and “telefax” have affected the demand for on-call delivery services by customers needing express delivery services.  While none of these technological advances has had a significant adverse impact on AirNet’s business to date, these or similar technologies, or other regulatory or technological changes in the check clearance and national payment systems, could have an adverse affect on AirNet’s business in the future.

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

AirNet’s flight operations are regulated by the FAA under Part 135 of the Federal Aviation Regulations.  Among other things, these regulations govern permissible flight and duty time for aviation flight crews.  The FAA has contemplated, from time to time, certain changes in flight and duty time guidelines which, if adopted, could increase AirNet’s operating costs.  These changes, if adopted, could also require AirNet and other operators regulated by the FAA to hire additional flight crew personnel.  In addition, Congress, from time to time, has considered various means, including excise taxes, to raise revenues directly from the airline industry to pay for air traffic control facilities and personnel.  There can be no assurances that Congress will not change the current federal excise tax rate or enact new excise taxes, which could adversely affect AirNet’s business.

Loss of AirNet’s Indirect Air Carrier Standard Security Program approval could adversely affect AirNet’s business.

AirNet’s ability to transport packages on commercial airlines is dependent upon the TSA’s approval of AirNet’s Indirect Air Carrier Standard Security Program (“IACSSP”).  The TSA recently informed AirNet that it would no longer approve an IACSSP for entities such as AirNet that possess an FAA air carrier operating certificate.  The TSA has requested that AirNet submit an application for a new IACSSP under the name of an affiliated company that does not possess an FAA air carrier operating certificate.  AirNet is cooperating with the TSA to secure approval of a new IACSSP under the name of an affiliated company.  However, there can be no assurances that the TSA will approve such new IACSSP.  The TSA could also attempt to withdraw AirNet’s current IACSSP approval which expires on August 28, 2005.  The loss of AirNet’s current IACSSP approval or AirNet’s inability to secure approval of a new IACSSP would have a significant and immediate adverse effect on AirNet’s business.

Changes in government regulations regarding the transportation of hazardous materials may increase AirNet’s costs of transporting such shipments or reduce AirNet’s ability to transport such shipments.

The DOT has implemented new regulations regarding the transportation of hazardous materials that will go into effect on April 1, 2005.  The new regulations will require that AirNet institute new operating procedures and make arrangements with ground vendors and/or fixed based operators to assist AirNet in complying with the new regulations.  Compliance with the new regulations will significantly increase AirNet’s cost of transporting hazardous materials.  Failure to comply with the new regulations would reduce or otherwise restrict AirNet’s ability to transport hazardous materials, including its ability to transport radioactive pharmaceuticals under AirNet’s DOT E-7060 permit.  While AirNet is seeking approval of an alternative method of compliance which would reduce its compliance costs, there can be no assurances the alternative method of compliance will be approved.  AirNet anticipates that it will not be in complete compliance with the new regulations as of April 1, 2005.  Furthermore, there can be no assurance that the DOT will accept AirNet’s operating procedures as being sufficient to meet the requirement that the hazardous materials information be readily accessible at the airport of departure.

Reclassification of ground couriers as employees rather than independent contractors could impact AirNet’s operating costs and subject it to back taxes and other liabilities.

AirNet uses the services of independent contractors as couriers to pick up and deliver its packages.  From time to time, federal and state authorities have sought to assert that independent contractors in the transportation industry, including independent contractors providing services similar to those utilized by AirNet, are employees rather than independent contractors. AirNet currently classifies its couriers providing services under an independent contractor agreement as independent contractors rather than as employees.  However, there can be no assurance that federal or state authorities will not challenge this position, or that other laws or regulations, including tax laws or interpretations thereof, will not change. If, as a result of any of the foregoing, AirNet were required to pay withholding taxes and pay for and administer added employee benefits to these couriers, AirNet’s operating costs would increase. Additionally, in the event of any such reclassification, AirNet could be required to pay back-up withholding with respect to amounts previously paid to such individuals and be required to pay penalties or be subject to other liabilities as a result of the incorrect classification of such individuals, such as payment of past due workers compensation and unemployment insurance premiums.

Changes to current transportation security requirements or procedures could adversely impact AirNet’s ability to efficiently conduct AirNet’s air and ground operations to meet AirNet’s current delivery parameters or significantly increase costs to transact those operations.

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

During 2002, the TSA implemented screening procedures for over-the-counter cargo tendered to commercial airlines. These screening procedures have resulted in additional tender time for packages transported on the commercial airlines in certain locations and during certain times.  In addition, the TSA continues to review and consider additional package screening requirements and changes to the vendor screening procedures, which AirNet may need to perform on packages from its customers.   Many commercial airlines are also adding security surcharges to shipments.

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

As a company actively engaged in providing aviation services, AirNet is subject to current and future regulations with which it must comply in order to maintain its ability to provide such services.  Various governmental agencies are implementing and expanding policies, procedures, and compliance measures to enhance the safety and security of both domestic and international air transportation.  This increasing regulatory environment may require AirNet to change its operational processes, modify its flight schedules, and incur additional costs of compliance.  The costs associated with regulatory compliance could impact AirNet’s financial results.  AirNet’s inability to comply with current or future governmental regulations could limit or restrict AirNet’s ability to provide specific services, including but not limited to, the transportation of hazardous materials.

Catastrophic accidents involving AirNet’s Passenger Charter aircraft could result in a significant reduction in AirNet’s business and damage to the Jetride brand.

A catastrophic accident could substantially reduce the demand for Jetride’s Passenger Charter services and, therefore, significantly reduce its revenue.  In addition, Jetride may not be able to secure liability insurance for its business or secure such insurance at a reasonable cost.

Environmental concerns may arise in connection with AirNet’s construction of a facility on leased land with known pollution conditions.

AirNet has commenced construction of the Rickenbacker Facility on land leased from the Columbus Regional Port Authority in 2004.  Portions of the leased land, as well as portions of the aircraft ramp, on which AirNet intends to conduct a significant portion of its Columbus operations, contain known pollution conditions.  The appropriate amended post closure plan and no further action letters addressing these sites have been supplied to AirNet by the Columbus Regional Port Authority prior to beginning construction. AirNet has received the applicable no further action letters.  Identification of additional pollution conditions on the leased land or attached ramp or the inability of the Columbus Regional Port Authority to provide the approved amended post closure plan could increase costs and have an adverse affect on AirNet’s ability to construct and operate the Rickenbacker Facility.

Failure to renew party status to Department of Transportation E-7060 would result in significant loss of Express services revenue.

AirNet maintains party status to DOT E-7060, which permits AirNet to transport higher volumes of radioactive pharmaceuticals than allowed by most air carriers.  AirNet is required to renew its party status every two years.  Although AirNet anticipates it will obtain its DOT E-7060 renewal at its next scheduled renewal date in August 2006, there can be no assurances that the party status will be extended.  Further, there can be no assurance that AirNet can continue to comply with all current DOT E-7060 requirements, or that such requirements will not change in the future which would negatively affect AirNet’s ability to maintain such status.

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

In addition, Section 1701.831 of the Ohio Revised Code contains provisions that require shareholder approval of any proposed “control share acquisition” of any Ohio corporation at any of three voting power thresholds:  one-fifth, one-third and a majority.  Further, Chapter 1704 of the Ohio Revised Code contains provisions that restrict specified business combinations and other transactions between an Ohio corporation and interested shareholders.

AirNet’s substantial indebtedness could adversely affect AirNet’s financial health and prevent AirNet from fulfilling its obligations.

AirNet has a significant amount of debt.  AirNet’s substantial indebtedness could: (1) require AirNet to dedicate a substantial portion of cash flows from operating activities to payments on AirNet’s indebtedness, which would reduce the cash flows available to fund working capital, capital expenditures and other general corporate requirements; (2) limit AirNet’s flexibility in planning for, or reacting to, changes in AirNet’s business and the industry in which AirNet operates; and (3) limit AirNet’s ability to borrow additional funds.  AirNet’s liquidity and its ability to meet its current and long-term financial obligations as they become due will be dependent upon AirNet’s financial performance, its ability to meet financial covenants in financing agreements and its ability to replace or extend the revolving credit facility.  AirNet’s failure to meet these financial covenants would have a material adverse effect on AirNet’s financial position and ability to continue operations.  A substantial portion of AirNet’s revolving credit facility is funding the Rickenbacker Facility.

AirNet may encounter issues in documenting and testing its internal control over financial reporting for purposes of complying with Section 404 of the Sarbanes-Oxley Act of 2002.

AirNet is in the process of documenting and testing its internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires management’s assessment of the effectiveness of AirNet’s internal control over financial reporting as of December 31, 2006 and a report by AirNet’s independent registered public accounting firm addressing management’s assessment and the effectiveness of the internal control over financial reporting as of that date.  During the course of AirNet’s testing, AirNet may identify deficiencies and weaknesses, which AirNet may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements for Section 404.  If management is unable to conclude that AirNet’s internal control over financial reporting is effective at year-end 2006 or AirNet’s independent registered public accounting firm is unable to give a favorable report on management’s assessment, this could have a material adverse effect on AirNet’s reputation, financial condition and market price of AirNet’s common shares.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Inflation and Interest Rates

AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business.  AirNet’s primary market risk exposure relates to interest rate risk.  At December 31, 2004, AirNet had a $30.5 million outstanding balance under its Amended Credit Agreement (described above in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation”) subject to market rate changes in interest.  The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of the sum of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement and (ii) the sum of 0.5% plus the federal funds rate in effect from time to time.  Assuming borrowing levels at December 31, 2004, a one hundred basis point change in interest rates would impact net interest expense by approximately $195,000 per year.

Following the effectiveness of the Amended Credit Agreement dated May 28, 2004, AirNet paid off three secured term loans which had been secured by aircraft. One of those loans had an interest rate swap agreement associated with it.  This interest rate swap agreement with a notional amount of $3.0 million and a fixed rate of 4.25% plus a margin based on AirNet’s funded debt ratio remains in place.  At December 31, 2004, the aggregate fair value of the interest rate swap was approximately ($15,000).

Fuel Surcharge

AirNet assesses its customers a fuel surcharge which is based on the Oil Price Index Summary – Columbus, Ohio (OPIS-CMH Index).  As index rates increase above a set threshold, surcharge rates increase.  AirNet’s fuel surcharge program helps offset timing differences between market prices and the OPIS-CMH index used to determine surcharge rates.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

AirNet Systems, Inc.

We have audited the accompanying consolidated balance sheets of AirNet Systems, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2.  These financial statements and schedule are the responsibility of the management of AirNet Systems, Inc.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirNet Systems, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, in 2002 AirNet Systems, Inc. changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Ernst & Young LLP

Columbus, Ohio
February 22, 2005
except for Note 4, as to which the date is
March 24, 2005

AIRNET SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except per share data	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$1,086	$125
Accounts receivable, less allowances of $874 and $515 at December 31, 2004 and 2003, respectively	24,591	18,647
Inventory	502	286
Taxes receivable	1,137	1,401
Deferred income taxes	187	—
Deposits and prepaids	2,820	3,246
Total current assets	30,323	23,705

Net property and equipment	106,816	125,102

Other assets:
Goodwill	—	4,018
Other	331	448
Total assets	$137,470	$153,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,311	$7,442
Salaries and related liabilities	4,496	4,955
Deferred revenue	102	184
Accrued expenses	912	887
Taxes payable	—	76
Deferred income taxes	—	4
Current portion of notes payable	3,076	5,256
Total current liabilities	19,897	18,804

Other liabilities	670	1,280
Notes payable, less current portion	59,169	32,520
Deferred income taxes	7,268	16,389

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; and no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,763 shares issued at December 31, 2004 and 2003	128	128
Additional paid-in capital	76,835	77,759
Retained earnings (deficit)	(2,208)	31,938
Accumulated other comprehensive loss	(13)	(35)
Treasury shares 2,644 and 2,720 shares held at cost at December 31, 2004 and 2003, respectively	(24,276)	(25,510)
Total shareholders’ equity	50,466	84,280

Total liabilities and shareholders’ equity	$137,470	$153,273

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In thousands, except per share data	2004	2003	2002

NET REVENUES
Air transportation, net of excise tax of $3,997, $3,579, and $3,893 for the years ended December 31, 2004, 2003, and 2002, respectively:
Delivery services:
Bank services	$106,117	$103,399	$102,626
Express services	49,096	36,963	33,958
Total delivery services revenues	155,213	140,362	136,584

Passenger Charter services	18,494	7,599	4,316
Aviation services and other	1,243	1,261	1,044
Total net revenues	174,950	149,222	141,944

COSTS AND EXPENSES
Wages and benefits	24,823	23,297	22,167
Aircraft fuel	26,865	19,227	17,582
Aircraft maintenance	15,086	12,242	12,305
Contracted air costs	13,813	9,929	9,069
Ground courier	30,285	25,834	24,554
Depreciation	19,513	17,535	17,699
Insurance, rent and landing fees	10,115	9,895	8,443
Travel, training and other	9,359	8,003	8,327
Selling, general and administrative	18,661	17,032	14,004
Net (gain) loss on disposition of assets	34	(3)	86
Impairment of property and equipment	42,991	—	—
Impairment of goodwill	4,018	—	—
Total costs and expenses	215,563	142,991	134,236

Income (loss) from operations	(40,613)	6,231	7,708
Interest expense	2,468	1,340	1,649
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(43,081)	4,891	6,059
Provision (benefit) for income taxes	(8,935)	2,103	2,429

Income (loss) from continuing operations before cumulative effect of accounting change	(34,146)	2,788	3,630

Loss from discontinued operations (including gain on sale of $58 in 2003), net of taxes	—	(8)	(259)

Income (loss) before cumulative effect of accounting change	(34,146)	2,780	3,371

Cumulative effect of accounting change, net of $1,194 tax benefit	—	—	(1,868)

Net income (loss)	$(34,146)	$2,780	$1,503

Income (Ioss) per common share - basic and diluted
Continuing operations	$(3.39)	$0.28	$0.36
Discontinued operations	$—	$—	$(0.03)
Cumulative effect of accounting change	$—	$—	$(0.18)
Net income (loss) per share - basic and diluted	$(3.39)	$0.28	$0.15

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2004	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$(34,146)	$2,780	$1,503
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	—	1,868
Depreciation	19,513	17,535	17,699
Impairment of property and equipment, and goodwill	47,009	—	—
Amortization of intangibles	—	—	17
Deferred taxes	(14,826)	3,533	588
Provision for losses on accounts receivable	523	495	433
Loss (gain) on disposition of assets	34	(89)	86
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(6,466)	(1,659)	(2,701)
Inventory	(215)	337	(222)
Deposits and prepaids	425	506	(1,972)
Accounts payable	3,343	1,715	(49)
Accrued expenses	(123)	173	374
Taxes payable/receivable	5,700	(528)	503
Salaries and related liabilities	(458)	480	(264)
Other, net	120	1,266	(213)
Net assets of discontinued operations	—	1,229	77
Net cash provided by operating activities	20,433	27,773	17,727

INVESTING ACTIVITIES
Purchases of property and equipment	(51,214)	(25,287)	(30,845)
Proceeds from sales of property and equipment	6,961	195	353
Proceeds from sale of business	—	565	—
Net cash used in investing activities	(44,253)	(24,527)	(30,492)

FINANCING ACTIVITIES
Proceeds from Incentive Stock Plan programs	153	158	198
Net borrowings (repayments) under revolving credit facilities	700	1,100	(10,449)
Borrowings under term loans	32,500	1,500	25,983
Repayments of term loans	(8,730)	(6,696)	(1,974)
Purchase of treasury shares, net of issuances	158	(237)	14
Net cash provided by (used in) financing activities	24,781	(4,175)	13,772

Net increase (decrease) in cash	961	(929)	1,007
Cash and cash equivalents at beginning of year	125	1,054	47

Cash and cash equivalents at end of year	$1,086	$125	$1,054

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common Shares		Additional		Other
	Number		Paid-in	Retained	Comprehensive	Treasury
In thousands	of Shares	Amount	Capital	Earnings	Loss	Shares	Total

Balance December 31, 2001	12,753	128	$77,440	27,655	$(193)	(26,083)	78,946

Net income	—	—	—	1,503	—	—	1,503
Gain on derivative instruments, net of $86 tax expense	—	—	—	—	134	—	134
Comprehensive income							1,637

Issuance of treasury shares - Associate Stock Purchase Program			(263)			461	198
Stock option exercises	—	—	(25)	—	—	39	14

Balance December 31, 2002	12,753	$128	$77,152	$29,158	$(59)	(25,583)	$80,796

Net income	—	—	—	2,780	—	—	2,780
Gain on derivative instruments, net of $16 tax expense	—	—	—	—	24	—	24
Comprehensive income							2,804

Issuance of treasury shares - Associate Stock Purchase Program	—	—	(688)	—	—	859	171
Sale of Mercury Business Services	—	—	—	—	—	(536)	(536)
Repurchase of treasury shares	—	—	—	—	—	(250)	(250)

Tax benefit from Wright warrants	—	—	1,295	—	—	—	1,295

Balance December 31, 2003	12,753	$128	$77,759	$31,938	$(35)	$(25,510)	$84,280

Net loss	—	—	—	(34,146)		—	(34,146)
Gain on derivative instruments, net of $19 tax expense	—	—	—	—	22	—	22
Comprehensive loss							(34,124)

Issuance of treasury shares - Associate Stock Purchase Program	—	—	(411)	—	—	566	155
Stock option exercises	—	—	(513)	—	—	668	155

Balance December 31, 2004	12,753	$128	$76,835	$(2,208)	$(13)	$(24,276)	$50,466

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

Certain 2003 and 2002 balances have been reclassified to conform with the 2004 presentation.

Revenue Recognition

Revenue on Express services and Bank services is recognized when the packages are delivered to their destination. Revenue related to Passenger Charter services is recognized from both owned and managed aircraft in the period in which the charter services are completed.  Revenue on fixed based operations within Aviation services is recognized when the maintenance services are complete or fuel is delivered.

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

Inventory

Inventory is valued at the lower of cost (weighted average method) or market.

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

AirNet evaluates the remaining salvage values and depreciable lives of its property and equipment as conditions dictate. In 2003, AirNet reduced the salvage values and shortened the depreciable lives for its fleet of Cessna 310 and Learjet 25 aircraft as a response to changes in the projected usage for its fleet.  This change in estimate resulted in approximately $489,000 of additional depreciation expense in 2003 compared to 2002.

The engines of approximately 85% of AirNet’s Learjet 35 aircraft engines are covered under a Fleet Management Plan (FMP), in which AirNet prepays certain repair and overhaul costs.  These prepayments, which totaled approximately $19.3 million and $12.7 million at December 31, 2004 and 2003, respectively, are classified in fixed assets on the consolidated balance sheet.  Amortization on these prepaid balances does not begin until major engine overhaul services have been performed, at which time the prepaid balances are reclassified into depreciable asset categories and depreciated based on hours flown.

Property and equipment consisted of the following at December 31:

	2004	2003

Flight equipment	$114,501,000	$207,469,000
Other property and equipment	19,377,000	17,258,000
	133,878,000	224,727,000
Less accumulated depreciation	27,062,000	99,625,000
Net property and equipment	$106,816,000	$125,102,000

AirNet recognizes impairment losses on long-lived assets used in operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).  AirNet recognizes impairment losses on long-lived assets used in operations when events or changes in circumstances indicate, in management’s judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets.  The net carrying value of the assets not recoverable is reduced to fair market value if lower than carrying value.  In determining the fair market value of the assets, AirNet considers market trends, published market data, and recent transactions involving sales of similar assets.

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

Incentive Compensation Plans

AirNet maintains an incentive compensation plan with payouts tied to the achievement of company wide earnings goals and personal/departmental goals.  Incentive compensation is calculated as a percent of base pay, depending on participation levels, which vary among management and staff.  AirNet accrues for costs related to the personal/departmental goals portion of the plan based on estimated achievement rates of set goals applied to individuals’ base pay rates.

Income Taxes

AirNet accounts for income taxes under the liability method pursuant to SFAS No. 109, “Accounting for Income Taxes.”  Under the liability method, deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

At December 31, 2004, AirNet determined that adjustments were required to AirNet’s deferred tax accounts associated with net operating loss carryforwards (NOL) and Alternative Minimum Tax Credit carryforwards (AMT).  Accounting principles generally accepted in the United States of America require AirNet to record a valuation allowance against these deferred tax assets if it is “more likely than not” that AirNet will not be able to utilize the NOL or AMT to offset future taxes.  At December 31, 2004, AirNet has recorded a valuation allowance of $5.7 million to offset the deferred tax assets associated with the NOL and AMT because of the uncertainty surrounding its ability to realize such assets.

Goodwill

AirNet adopted SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002.  SFAS No. 141 requires business combinations completed after June 30, 2001, to be accounted for using the purchase method of accounting and changes the criteria for recording intangible assets apart from goodwill.

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

Financial Instruments

The fair value of AirNet’s financial instruments approximated their carrying value at December 31, 2004 and 2003.

Derivatives

AirNet has been party to various interest rate swap agreements with banks as a hedge against the interest rate risk associated with borrowing at variable rates.  These swap agreements are accounted for as cash flow hedges.  The objective of the hedge is to eliminate the variability of cash flows in the interest rate payments on the variable rate debt.

In February 2002, AirNet entered into a five-year interest rate swap agreement with a bank relative to a $3.0 million term loan.  Following the effectiveness of the Amended Credit Agreement dated May 28, 2004, and as discussed in Note 4, AirNet paid off three secured term loans which had been secured by aircraft.  This interest rate swap agreement with a notional amount of $3.0 million and a fixed rate of 4.25% plus a margin based on AirNet’s funded debt ratio remains in place.  At December 31, 2004, the aggregate fair value of the interest rate swap was approximately ($15,000).

AirNet accounts for it swap agreements under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its amendments, SFAS Nos. 137 and 138.  The statements require AirNet to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges are adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.  In 2004, AirNet recognized comprehensive income of approximately $30,000, net of tax, related to the swaps, compared to $24,000 of comprehensive income, net of tax, in 2003.  At December 31, 2004 and 2003, the aggregate fair value of the interest rate swaps was approximately ($15,000) and ($65,000), respectively, and is recorded in other liabilities on the consolidated balance sheets.  The ineffective portion of the change in fair value is immaterial for all years presented.

Stock-Based Compensation

At December 31, 2004, AirNet had two stock-based employee compensation plans, which are described more fully in Note 5.  AirNet has accounted for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plans have an exercise price equal to the market value of the underlying common shares on the date of grant.  Pro forma information regarding net income and earnings per share is required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148), and has been determined as if AirNet had accounted for its employee stock options under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which is a revision of SFAS No. 123.  SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows.”  Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement based on their fair values.  Pro forma disclosure will no longer be an alternative.

SFAS No. 123(R) must be adopted no later than the first interim or annual period beginning after June 15, 2005.  AirNet expects to adopt SFAS No. 123(R) on July 1, 2005.  SFAS No. 123(R) permits companies to adopt its requirements using one of two methods:

1.               A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.               A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate financial statements based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

AirNet plans to adopt SFAS No. 123(R) using the modified prospective method.  The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share below.  AirNet does not anticipate that adoption of SFAS No. 123(R) will have a material impact on its results of operations or its financial position.  However, SFAS No. 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date.  While AirNet cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material.

AirNet adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the “modified prospective method” described in SFAS No. 148.  Currently, AirNet uses the Black-Scholes option pricing model to estimate the value of stock options granted to employees for purposes of computing the pro forma disclosures required by SFAS No. 123.

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2004	2003	2002
Risk free interest rate	4.83%	4.00%	4.75%
Volatility factor of expected market price of AirNet’s common shares	48.8%	65.4%	55.3%
Weighted average expected life of options (years)	4.59	4.81	5.30

The weighted average fair value of options granted was $2.15, $2.37 and $4.21 in the years ended December 31, 2004, 2003 and 2002, respectively.

The following table illustrates the effect on net income (loss) and net income (loss) per share if AirNet had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31
	2004	2003	2002

Net income (loss), as reported	$(34,146,000)	$2,780,000	$1,503,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(185,000)	(132,000)	(398,000)

Pro forma net income (loss)	$(34,331,000)	$2,648,000	$1,105,000

Net income (loss) per common share – basic and diluted:
As reported	$(3.39)	$.28	$.15
Pro forma	$(3.41)	$.26	$.11

Supplemental Cash Flow Data

Cash paid for interest was $2,414,000, $1,584,000, and $1,433,000 for the years ended December 31, 2004, 2003, and 2002, respectively.  At December 31, 2004, AirNet capitalized approximately $0.1 million in interest related to the construction of its new Rickenbacker office and hangar facility.  AirNet paid $208,000, $459,000, and $1,216,000 and received $62,000, $1,332,000, and $51,000 for the years ended December 31, 2004, 2003, and 2002, respectively, related to income taxes.

2.                                      Impairment of Property and Equipment and Goodwill

AirNet recognizes impairment losses on long-lived assets used in operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).  AirNet recognizes impairment losses on long-lived assets used in operations when events or changes in circumstances indicate, in management’s judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets.  The net carrying value of the assets not recoverable is reduced to fair market value if lower than carrying value.  In determining the fair market value of the assets, AirNet considers market trends, published market data, and recent transactions involving sales of similar assets.

AirNet’s long-lived assets used in its cargo operations, consisting primarily of aircraft, spare parts and related goodwill, were determined to be impaired at September 30, 2004.  This determination was made as a result of recent industry trends in the adoption of electronic payment alternatives and evolving electronic alternatives to the physical movement of cancelled checks at a more rapid pace than previously anticipated by the industry.  AirNet believes that the effectiveness of the Check 21 Act in October 2004 will contribute to this trend.  Furthermore, recent market data and other disclosures by the Federal Reserve confirm the accelerating decline in cancelled check volume.  AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank Services customers.  In the third quarter of 2004, AirNet concluded that its airline capacity will exceed future demand, creating an impairment of the aircraft and related assets. The impairment also reflects the overall decline in the market values of the aircraft in its cargo fleet which have not recovered as in previous economic cycles.  AirNet determined that the expected future undiscounted cash flows from its assets used in its Delivery Services operations were less than the carrying value of those assets and were impaired.  Accordingly, a non-cash impairment charge of $43.0 million was recorded on September 30, 2004, using estimated aircraft fair values.

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, AirNet evaluates its goodwill for impairment annually, or more frequently if changes in circumstances indicate impairment may have occurred sooner.  AirNet determined that as a result of the impairment of its long-lived assets used in its Delivery Services operations, the remaining goodwill assigned to the Delivery Services operations should be evaluated for potential impairment.  AirNet evaluates the fair value of its goodwill related to its Delivery Services operations based upon a discounted future cash flow analysis.  As a result of the impairment test, AirNet determined that its goodwill was impaired at September 30, 2004, and, accordingly, a non-cash impairment charge of $4.0 million was recorded.

Following is a progression of goodwill for the years ended December 31:

	2004	2003

Balance at January 1,	$4,018,000	$4,018,000
Goodwill acquired	—	—
Impairment loss	(4,018,000)	—
Balance at December 31,	$0	$4,018,000

AirNet adopted SFAS No. 142 as of January 1, 2002.  AirNet performed the transitional goodwill impairment test using the two-step process prescribed in SFAS No. 142 with a measurement date of January 1, 2002. The first step is a screen of potential impairment, while the second step measures the amount of the impairment, if any. AirNet performed the first of the required transitional goodwill impairment tests in the second quarter of 2002. AirNet performed the second of the required transitional goodwill impairment tests in the fourth quarter of 2002.  Under SFAS No. 142, an impairment charge resulting from the transitional impairment tests was reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002.  Based on the results of its transitional goodwill impairment test, AirNet recognized an impairment loss, net of tax, of $1,868,000, for goodwill related to the Mercury Business Services unit as a cumulative effect of a change in accounting principle in the first quarter of 2002.

3.                                      Segment Reporting

AirNet operates a fully integrated national air transportation network and has determined that its reportable segments are based on AirNet’s methods of internal reporting and management structure.  The Company’s reportable segments are Delivery Services, which provides delivery service of time-critical shipments for Bank customers and other Express customers, and Passenger Charter Services.  AirNet evaluates segment performance based on several factors, of which the primary financial measure is contribution margin.  Contribution margin represents the net revenues of the reporting segment less costs and expenses directly associated with the reporting segments.  The most significant difference between contribution margin and income (loss) from operations is selling, general and administrative expenses that are not directly associated with a reporting segment.  The accounting policies used for segment reporting are the same as those described in the summary of Significant Accounting Policies used for consolidated reporting.  There were no material amounts of revenues or transfers between reportable segments.  Financial information for the fiscal year ended December 31 by business segment follows:

	2004		2003	2002
Net Revenues
Delivery Services	$155,213,000		$140,362,000	$136,584,000
Passenger Charter Services	18,494,000		7,599,000	4,316,000
	$173,707,000		$147,961,000	$140,900,000

Contribution Margin (Loss)
Delivery Services	$(32,838,000	)(1)	$14,814,000	$15,322,000
Passenger Charter Services	2,858,000		1,260,000	205,000
	$(29,980,000)		$16,074,000	$15,527,000

Depreciation expense
Delivery Services	$16,565,000		$15,752,000	$15,779,000
Passenger Charter Services	1,887,000		548,000	393,000
	$18,452,000		$16,300,000	$16,172,000

Total Assets
Delivery Services	$78,690,000		$118,588,000	$116,388,000
Passenger Charter Services	44,120,000		20,332,000	14,238,000
	$122,810,000		$138,920,000	$130,626,000

Capital Expenditures
Delivery Services	$18,736,000		$17,079,000	$20,559,000
Passenger Charter Services	25,754,000		7,029,000	9,223,000
	$44,490,000		$24,108,000	$29,782,000

(1) Included in Delivery Services for 2004 are a $43.0 million asset impairment charge and a $4.0 million goodwill impairment charge recorded in the third quarter 2004.

A reconciliation of reportable segment net revenues to consolidated revenues follows:

	2004	2003	2002
Reportable segment net revenues	$173,707,000	$147,961,000	$140,900,000
Aviation services and other	1,243,000	1,261,000	1,044,000
Consolidated total net revenues	$174,950,000	$149,222,000	$141,944,000

A reconciliation of reportable segment contribution margin (loss) to consolidated income (loss) from operations follows:

	2004	2003	2002
Reportable segment contribution margin (loss)	$(29,980,000)	$16,074,000	$15,527,000
Total selling, general and administrative costs	(18,860,000)	(17,032,000)	(14,004,000)
Direct selling and administrative expenses included in segment contribution margin (loss)	8,227,000	7,189,000	6,185,000
Income (loss) from operations	$(40,613,000)	$6,231,000	$7,708,000

A reconciliation of reportable segment depreciation expense to consolidated depreciation expense follows:

	2004	2003	2002
Reportable segment depreciation	$18,452,000	$16,300,000	$16,172,000
Corporate depreciation	1,061,000	1,235,000	1,527,000
Consolidated total depreciation expense	$19,513,000	$17,535,000	$17,699,000

A reconciliation of reportable segment assets to consolidated total assets follows:

	2004	2003	2002
Reportable segment assets	$122,810,000	$138,920,000	$130,626,000
Corporate assets	14,660,000	14,353,000	16,698,000
Consolidated total assets	$137,470,000	$153,273,000	$147,324,000

4.                                      Notes Payable

AirNet had borrowings as follows at December 31:

	2004	2003
Term notes	$42,745,000	$18,976,000
Revolving credit facility	19,500,000	18,800,000
	62,245,000	37,776,000
Current portion of notes payable	3,076,000	5,256,000
Long-term portion of notes payable	$59,169,000	$32,520,000

Term Notes and Revolving Credit Facility

In September 2002, AirNet entered into a $35 million unsecured revolving credit facility and a five-year $20.0 million unsecured term loan (collectively, the “Credit Agreement”).  The term loan requires quarterly installments of $1.0 million beginning in December 2002 and continuing through September 30, 2007.  As of December 31, 2003, there was $6.5 million available under the credit facility.  The revolving credit facility under the Credit Agreement was originally scheduled to expire on September 30, 2005 and the secured term loan was to mature on September 30, 2007.

On May 28, 2004, AirNet and its lenders amended the terms and conditions of the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement was further amended by the First Change in Terms Agreement and the Second Change in Terms Agreement as described below.  The Amended Credit Agreement is secured by a first lien on all of the property of AirNet and its subsidiaries, other than any interest in real estate and certain excluded fixed assets.  AirNet also pledged the stock and interests of its subsidiaries to secure the loans under the Amended Credit Agreement, and each of AirNet’s subsidiaries guaranteed AirNet’s obligations under the Amended Credit Agreement.  The Amended Credit Agreement permits AirNet and its subsidiaries to incur other indebtedness for the purpose of purchasing or refinancing aircraft and related tangible fixed assets, subject to certain annual limitations.  The Amended Credit Agreement contains limitations on operating leases, indebtedness, significant corporate changes including mergers and sales of assets, investments in subsidiaries and acquisitions, liens, capital expenditures, transactions with affiliates, sales of accounts receivable, sale and leaseback transactions and other off-balance sheet liabilities, contingent obligations and hedging transactions. The Amended Credit Agreement also contains certain financial covenants that require AirNet to maintain a minimum consolidated tangible net worth and to not exceed certain fixed charge coverage and leverage ratios specified in the Amended Credit Agreement.

The Amended Credit Agreement provides for a secured revolving credit facility of up to $35.0 million and a secured term loan in the aggregate amount of $14.0 million.  The amount of revolving loans available under the Amended Credit Agreement is limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit.  The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of the sum of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio and (ii) the sum of 0.5% plus the federal funds rate in effect from time to time.  At December 31, 2004, as a result of the various timing and duration of short-term debt maturities, the interest rate was between 4.5% and 5.5%.

As of December 31, 2004, $19.5 million and $11.0 million were outstanding under the secured revolving credit facility and secured term loan, respectively.  In addition, AirNet had $1.7 million in letters of credit outstanding on such date related to insurance programs, which reduced the amount available under the revolving credit facility.  After giving effect to the Second Change in Terms Agreement discussed below, AirNet had approximately $8.8 million available to borrow on its secured revolving credit facility as of December 31, 2004.

As a result of the impairment charge recorded in September 2004 as described in Note 2, AirNet was not in compliance with the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2004, and AirNet would not have been in compliance with the minimum consolidated tangible net worth requirement as of December 31, 2004.  On November 12, 2004, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “First Change in Terms Agreement”).  The First Change in Terms Agreement modified the fixed charge coverage ratio, the leverage ratio, and the minimum consolidated tangible net worth financial covenants in such a manner that, on a going-forward basis, the impairment charge, in and of itself, would not cause a default of these financial covenants in the future.  At the same time as the First Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the impairment charge.

On March 24, 2005, AirNet and its lenders entered into a “Second Change in Terms Agreement” that further modified the terms and conditions of the Amended Credit Agreement.  In accordance with the Second Change in Terms Agreement, AirNet prepaid in full the remaining $11.0 balance outstanding on its secured term loan.  Upon the prepayment of the term loan, the term loan portion of the Amended Credit Agreement was terminated.  In addition, the revolving credit facility under the Amended Credit Agreement was reduced from $35.0 million to $30.0 million.  In the event AirNet secures permanent financing on all or a portion of its Rickenbacker Facility, the revolving credit facility will be reduced from $30.0 million to $25.0 million.  Under the Second Change in Term Agreement, the term of the revolving credit facility was extended from September 30, 2005 to October 15, 2006.  The December 31, 2004 Balance Sheet gives effect to the Second Change in Terms Agreement entered into on March 24, 2005.  The Second Change in Terms Agreement also provided for the release of certain fixed assets that were securing the loans under the Amended Credit Facility and modified certain other financial covenants.

Other Term Notes

On March 24, 2005, AirNet entered into a three-year term loan totaling $11.0 million with a fixed interest rate of 8.12%.  This term loan is secured by seven Cessna Caravans and nine LearJet 35’s from AirNet’s cargo aircraft fleet with a combined net book value as of December 31, 2004 of approximately $19.9 million.  The aircraft securing this loan were released from the collateral securing the loans under Amended Credit Agreement in accordance with the Second Change in Terms Agreement.  The proceeds from this term loan were used to prepay in full AirNet’s term loan under the Amended Credit Facility as described above.  The December 31, 2004 Balance Sheet reflects the reclassification of approximately $22.4 million from current to long term notes payable as a result of the extension of the Amended Credit Facility under the Second Change in Terms Agreement and the financing of the cargo aircraft described above.

During the second quarter of 2004, Jetride entered into four seven-year term loans totaling $22.5 million with fixed interest rates of approximately 6.7%.  In July 2004, Jetride financed two additional passenger charter Learjet 60’s for the Passenger Charter fleet at $5.0 million each with fixed rates of approximately 6.5% for a total of $32.5 million in financing related to AirNet’s Passenger Charter services.  As of December 31, 2004, there was $31.7 million outstanding under all six loans.  These term loans are secured by aircraft used in the Passenger Charter fleet with a net book value of $40.0 million at December 31, 2004.  Each of the term loans is guaranteed by AirNet.  AirNet incurred $1.2 million in interest expense in 2004 related to the financing of the nine Passenger Charter aircraft under all six loans.

Aggregate future maturities of long-term debt as of December 31, 2004 are as follows:

2005	$3,076,000
2006	23,352,000
2007	4,144,000
2008	8,543,000
2009	2,472,000
Thereafter	20,658,000
$62,245,000

AirNet also maintains standby letters of credit totaling $1,700,000 with a bank related to its insurance policy agreements.

5.                                      Incentive Stock Plans

On June 4, 2004, the shareholders of AirNet Systems, Inc. approved the AirNet Systems, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), for employees of AirNet and its subsidiaries and non-employee directors of AirNet.  The 2004 Plan authorizes the granting of incentive and non-qualified stock options, restricted stock, stock appreciation rights, and performance shares to be paid in common shares and performance units to be paid in cash (collectively, “2004 Plan Awards”).  In addition, the 2004 Plan provides for the granting of options to purchase common shares of AirNet Systems, Inc. at up to a 15% discount through payroll deductions by employees of AirNet and its subsidiaries (the “2004 Stock Purchase Program”).  The maximum number of common shares available for issuance under the 2004 Plan is 1,000,000.  The 2004 Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms and conditions applicable to the 2004 Plan Awards, other than options automatically granted to non-employee directors in accordance with the terms of the 2004 Plan.  The Compensation Committee also has the authority to establish administrative rules and regulations regarding the term of each offering under the 2004 Stock Purchase Plan.  No 2004 Plan Awards have been granted.  In 2004, 17,153 common shares were issued under the 2004 Stock Purchase Program to AirNet employees.

In 1996, AirNet Systems, Inc. adopted the AirNet Systems, Inc. 1996 Incentive Stock Plan (as amended and restated, the “1996 Plan”).  The 1996 Plan authorizes the granting of incentive and non-qualified stock options, restricted stock and performance awards (collectively, “1996 Plan Awards”).  In addition, the 1996 Plan provides for the granting of options to purchase common shares of AirNet Systems, Inc. at up to a 15% discount through payroll deductions by employees of AirNet and its subsidiaries (the “1996 Stock Purchase Program”).  The 1996 Plan also provides for the grant of non-qualified stock options to non-employee directors.  The maximum number of common shares available for issuance under the 1996 Plan is 1,650,000.  The 1996 Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms and conditions applicable to the 1996 Plan Awards, other than options automatically granted to non-employee directors in accordance with the terms of the 1996 Plan.  The exercise price of each option has been equal to the fair market price of a common share on the date of grant.  An option’s maximum term is ten years (five years for ISOs granted to 10% shareholders).  Option vesting periods range from vesting upon grant to vesting over four years.  Subsequent to the adoption of the 2004 Plan, no additional 1996 Plan Awards will be made under the 1996 Plan.

A summary of AirNet’s option activity and related information follows (in thousands, except remaining contractual life and price per share data) for the years ended December 31:

	2004		2003		2002
	Common Shares	Weighted Average Exercise Price	Common Shares	Weighted Average Exercise Price	Common Shares	Weighted Average Exercise Price

Outstanding at beginning of period	1,014	$8.52	1,045	$9.55	1,029	$10.05
Granted	206	4.11	132	4.32	102	7.78
Exercised	(41)	3.79	—	—	(3)	5.24
Cancelled	(171)	7.56	(163)	11.90	(83)	13.33
Outstanding at end of period	1,008	7.99	1,014	8.52	1,045	9.58

Options exercisable at end of period	747	$9.20	787	$9.50	790	$10.63

The following summarizes information about options outstanding (in thousands, except remaining contractual life and price per share data) as of December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted-Average Exercise Price
Less than $5.00	414	7.9	$4.12	175	$4.06
$5.01-$10.00	383	4.5	8.40	361	8.41
$10.01-$15.00	168	1.6	14.16	168	14.16
$15.01-$20.00	43	3.6	17.44	43	17.44
$20.01-$25.00	1	3.4	22.00	1	22.00
	1,009	5.4	$7.99	748	$9.20

AirNet’s stock purchase program, which is part of the 1996 Plan and the 2004 Plan, allows eligible employees the opportunity to acquire common shares of AirNet at up to a 15% discount through payroll deductions.  AirNet issued 35,914, 39,597, and 26,552 common shares respectively during 2004, 2003, and 2002 from treasury shares under the stock purchase program.

6.                                      Lease Obligations

AirNet leases facility space and courier vehicles at various locations throughout the United States.  In addition, in 2002, AirNet entered into operating leases for four Cessna Caravan 208 aircraft each with a lease term of three years and two Cessna Caravan 208B aircraft, one with a lease term of 3.5 years and one with a lease term of 4.5 years.  The three-year lease terms were subsequently extended an additional year.  AirNet incurred lease expense of $3,439,000, $4,131,000, and $3,747,000 for the years ended December 31, 2004, 2003 and 2002, respectively.  As of December 31, 2004, future minimum lease payments by year and in the aggregate under non-cancelable operating leases with initial or remaining terms exceeding one year are as follows:  2005 - $912,000; 2006 - $384,000; 2007 - $104,000; 2008 - $78,000; 2009 - $78,000.

Concurrently with the sale of AirNet’s Port Columbus Facility in December 2004, AirNet entered into the New Port Columbus Lease.  Pursuant to the New Port Columbus Lease, AirNet will lease the real property associated with the Port Columbus Facility and the buildings and all other improvements thereon pending completion of the construction of AirNet’s new office and hangar facility at Rickenbacker.  The term of the New Port Columbus Lease commenced on December 15, 2004 and will terminate on the earlier to occur of (i) the date AirNet moves into the Rickenbacker Facility or (ii) August 31, 2005.  The New Port Columbus Lease will be rent free until May 15, 2005 and commencing May 16, 2005, the rent will be $30,000 per month.  The New Port Columbus Lease is a net lease under which AirNet is responsible for all costs of operating the Port Columbus Facility.  This transaction is a minor sale-leaseback, as the present value of the rental payments is less than 10% of the property’s fair value; therefore, AirNet recorded a gain on the sale of $0.3 million in 2004.  AirNet intends to move its operations at the Port Columbus Facility as well as its administrative functions to the Rickenbacker Facility during the second quarter of 2005.

7.                                      Related Party Transactions

During 2001, the Board of Directors approved a retirement agreement with Gerald G. Mercer, Founder and former Chairman, of AirNet Systems, Inc.  As contemplated by the retirement agreement, Mr. Mercer retired as Chairman and a Director effective August 3, 2001.  Under the terms of the retirement agreement, Mr. Mercer had the option to sell up to $250,000 of AirNet Systems, Inc. common shares each quarter of 2002 to AirNet based on then current market prices.  Mr. Mercer exercised his option and, effective January 2, 2003, sold 52,410 AirNet Systems, Inc. common shares to AirNet at a total cost of $249,996.

Also under the terms of his retirement agreement, Mr. Mercer retained his rights to sell his remaining AirNet common shares to private investors at any time in accordance with the applicable laws.  On or about December 26, 2002, Mr. Mercer sold an aggregate of 733,200 common shares to seven separate investors in privately negotiated transactions.  On December 24, 2002, he made a gift of 256,800 common shares to Spring Hill Camps, which sold those common shares to three separate investors, one of which also purchased common shares from Mr. Mercer, in privately negotiated transactions.  In connection with and as a condition to the investors’ consummating those transactions, AirNet granted registration rights with respect to the 990,000 common shares collectively purchased by these investors from Mr. Mercer or Spring Hill Camps and registered the common shares in 2003.

8.                                      Retirement Plan

AirNet has a 401(k) retirement savings plan.  All associates who have completed a minimum of one month of service may contribute up to 60% of their eligible annual earnings to the 401(k) retirement savings plan.  AirNet may elect, at its discretion, to make matching and profit-sharing contributions.  AirNet’s contribution expense related to the 401(k) retirement savings plan totaled $626,000, $519,000, and $481,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

9.                                      Income Taxes

Income taxes are summarized as follows for the years ended December 31:

	2004	2003	2002
Current:
Federal	$—	$(1,227,000)	$1,751,000
State and local	195,000	295,000	431,000
	195,000	(932,000)	2,182,000
Deferred:
Federal	(8,518,000)	2,978,000	341,000
State and local	(612,000)	57,000	(94,000)
	(9,130,000)	3,035,000	247,000
	$(8,935,000)	$2,103,000	$2,429,000

Significant components of AirNet’s deferred tax liabilities and assets are as follows at December 31:

	2004	2003
Long-term deferred tax asset:
Alternative minimum tax credit carryforwards	$3,100,000	$3,621,000
Net operating loss carryforward	2,600,000	—
Other	175,000	188,000
Valuation Allowance	(5,700,000)	—
Long-term deferred tax liabilities:
Property and equipment	(6,767,000)	(19,968,000)
Other	(676,000)	(230,000)
Net long-term deferred tax liabilities	$(7,268,000)	$(16,389,000)

Current deferred tax assets:
Workers’ compensation reserves	$405,000	$494,000
Allowance for bad debt reserves	345,000	204,000
Other	257,000	153,000
Total current deferred tax assets	1,007,000	851,000

Current deferred tax liabilities:
Prepaid expenses	(795,000)	(828,000)
Other	(25,000)	(27,000)
Total current deferred tax liabilities	(820,000)	(855,000)
Net current deferred tax assets (liabilities)	$187,000	$(4,000)

Differences arising between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows for the years ended December 31:

	2004		2003		2002
Tax expense (benefit) at federal statutory rate on pre-tax income	$(14,648,000)	34.0%	$1,663,000	34.0%	$2,069,000	34.0%
Add:
State taxes, net of federal benefit	(1,733,000)	4.0	311,000	6.4	220,000	3.6
Non-deductible permanent differences	1,746,000	(4.0)	129,000	2.6	140,000	2.5
Change in Valuation Allowance	5,700,000	(13.0)	—	0.0	—	0.0
Total taxes	$(8,935,000)	21.0%	$2,103,000	43.0%	$2,429,000	40.1%

In connection with the 1996 repurchase and cancellation of the Donald Wright Warrant, AirNet recognized a related tax benefit estimated to be $7.0 million based upon management’s judgment and estimation of the portion of the Donald Wright Warrant which would be deductible for income tax purposes.  This tax benefit was recognized as additional paid-in capital on AirNet’s consolidated balance sheet and has had no effect on AirNet’s consolidated statement of operations.  During the third quarter 2003, this matter was partially resolved and AirNet has realized tax deductions related to this transaction in excess of management’s original estimates resulting in additional tax benefits.  The additional tax benefits associated with the deductible portion of the Donald Wright Warrant have exceeded the original estimate by $1.3 million.  The additional tax benefits, as was the initial estimated tax benefit associated with the Donald Wright Warrant, have been recorded as an increase to additional paid-in capital.

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

AirNet received approximately $455,000 of the purchase price in a ninety day promissory note secured by the assets being sold and guaranteed by each of the shareholders of Mercury Business Services, Inc. Under terms of the Asset Purchase Agreement, approximately $536,000 of the purchase price was paid with AirNet Systems, Inc. common shares owned by the shareholders of Mercury Business Services, Inc., including 56,000 common shares tendered to AirNet Systems, Inc., prior to the closing at $4.30 per common share (the closing price of the AirNet Systems, Inc., common shares on NYSE on July 25, 2003) and 68,494 common shares tendered to AirNet Systems, Inc., on the closing date at $4.31 per common share (the average closing price of the AirNet Systems, Inc., common shares on NYSE on August 4-6, 2003). The balance of the purchase price was paid in cash.

AirNet has reported these operations as discontinued operations.

The Mercury Business Services unit had revenues for the year ended December 31, 2003, which consisted of the seven months prior to the sale, of $5.9 million as compared to $8.9 million for the full year in 2002.

Pre-tax loss for AirNet’s Mercury Business Services unit for the year ended December 31, 2003, which consisted of the seven months prior to the sale, was $13,000, as compared to a $432,000 pre-tax loss for the full year 2002.

11.                               Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the years ended December 31:

	2004	2003	2002

Numerator:
Income (loss) before discontinued operations and cumulative effect of accounting change	$(34,146,000)	$2,788,000	$3,630,000
Loss from discontinued operations, net of tax	—	(8,000)	(259,000)

Cumulative effect of accounting change, net of tax	—	—	(1,868,000)
Net income (loss)	$(34,146,000)	$2,780,000	$1,503,000

Denominator:
Basic - weighted average shares outstanding	10,080,000	10,088,000	10,141,000

Diluted
Options - associates, officers and directors	19,000	1,000	120,000
Adjusted weighted average shares outstanding	10,099,000	10,089,000	10,261,000

Net income (loss) per share – basic and diluted:
Income (loss) from continuing operations before cumulative effect of accounting change	$(3.39)	$.28	$.36
Loss from discontinued operations, net of tax	—	—	(.03)
Cumulative effect of accounting change, net of tax	—	—	(.18)
Net income (loss)	$(3.39)	$.28	$.15

For the years ended December 31, 2004, 2003, and 2002, options covering 686,000, 981,000, and 697,000 common shares, respectively, were excluded from the diluted weighted average shares outstanding calculation, as their exercise prices exceeded the average fair market value of the underlying common shares for the year.

12.                               Litigation and Contingencies

AirNet is subject to claims and lawsuits in the ordinary course of its business.  In the opinion of management, the outcomes of these actions, which are not clearly determinable at the present time, are either adequately covered by insurance, or if not insured, will not, in the aggregate, have a material adverse impact upon AirNet’s financial position or the results of future operations.

Selected Quarterly Financial Information

The quarterly financial data required to be disclosed in this Item 8 is incorporated herein by reference from the table captioned “Selected Quarterly Data (Unaudited)” in “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No response required.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

With the participation of the Chairman of the Board, Chief Executive Officer and President (the principal executive officer) and the Chief Financial Officer, Treasurer and Secretary  (the principal financial officer) of AirNet Systems, Inc. (“AirNet”), AirNet’s management has evaluated the effectiveness of AirNet’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal year covered by this Annual Report on Form 10-K.  Based on that evaluation, AirNet’s Chairman of the Board, Chief Executive Officer and President and AirNet’s Chief Financial Officer, Treasurer and Secretary have concluded that:

•                          information required to be disclosed by AirNet in this Annual Report on Form 10-K and the other reports that AirNet files or submits under the Exchange Act would be accumulated and communicated to AirNet’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•                          information required to be disclosed by AirNet in this Annual Report on Form 10-K and the other reports that AirNet files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•                          AirNet’s disclosure controls and procedures are effective as of the end of the fiscal year covered by this Annual Report on Form 10-K to ensure that material information relating to AirNet and its consolidated subsidiaries is made known to them, particularly during the period for which the periodic reports of AirNet, including this Annual Report on Form 10-K, are being prepared.

Changes in Internal Control over Financial Reporting

There were no changes in AirNet’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during AirNet’s fiscal quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, AirNet’s internal control over financial reporting.

ITEM 9B.                                            OTHER INFORMATION

Changes in Compensation of Directors

Directors of AirNet who are not officers or employees of AirNet (“Non-Employee Directors”) are paid fees for their services as members of the Board of Directors and as members of Board committees.  The quarterly fee paid in 2004 and to be paid in 2005 for serving as a Non-Employee Director was and remains $6,000.  The fee for attending each meeting of the full Board of Directors in person was $2,000 in 2004 and continues to be the same amount in 2005.  The fee for attending telephonic meetings of the full Board was $2,000 in 2004.  At a meeting held on December 22, 2004, the Non-Employee Directors discussed, and on March 9, 2005, the Board of Directors affirmed that, effective for the telephonic meetings of the full Board held after January 1, 2005, the fee would be $1,000 for each meeting attended.

The fee for Audit Committee members was $2,000 per meeting attended in 2004, with the Chair of the Audit Committee receiving an additional $1,000 per meeting attended.  The fee for Compensation Committee members and Nominating and Corporate Governance Committee members was $1,000 per meeting attended in 2004, with the Chair of each of those Committees receiving an additional $2,000 for each meeting of the Committee attended.  At a meeting held on December 22, 2004, the Non-Employee Directors discussed, and on March 9, 2005, the Board of Directors affirmed that the fees for attending in person Committee meetings held after January 1, 2005 would remain the same as they had been in 2004; however, the fees for attending telephonic meetings of each Committee held after January 1, 2005 would be one-half (50%) of the amount of the fees for attending a meeting of the particular Committee in person.

As the lead director of AirNet, James E. Riddle received an additional quarterly fee of $6,000 for service in that capacity in 2004 and continues to receive that quarterly fee in 2005.

The Non-Employee Directors meet without management present in connection with each of the regularly scheduled meetings of the full Board and receive no meeting fees for attending such meetings.  To the extent the Non-Employee Directors determine to meet by telephone or in person other than in connection with a regularly scheduled Board meeting, they will receive $2,000 per meeting attended in person or $1,000 per telephone meeting.  AirNet’s Non-Employee Directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors, including travel expenses.

As an officer and employee of AirNet, Joel E. Biggerstaff receives no additional compensation for serving as a director of AirNet.

Under the terms of the AirNet Systems, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by the shareholders of AirNet on June 4, 2004, on the first business day of each fiscal year of AirNet, each individual who is then serving as a Non-Employee Director and has served for at least one full one-year term as a Non-Employee director, is to be automatically granted an option to purchase 4,000 AirNet common shares with an exercise price equal to the fair market value of the underlying common shares on the grant date.  However, each of the individuals serving as a Non-Employee Director of AirNet on January 3, 2005 (the first business day of the fiscal year ending December 31, 2005) — Russell M. Gertmenian, David P. Lauer, Bruce D. Parker and James E. Riddle — determined not to accept the option to purchase 4,000 AirNet common shares which would have been automatically granted to him on that date.

Changes in Compensation of Executive Officers

On December 16, 2004, the Compensation Committee determined to increase the annual base salary of Gary W. Qualmann, the Chief Financial Officer, Treasurer and Secretary of AirNet, from $190,000 to $215,000.  This increase was effective January 1, 2005.

On December 16, 2004, the Compensation Committee determined to modify the annual base salary and other compensation arrangements of Robert L. Austin, the Senior Vice President, Jetride Services of AirNet.  Mr. Austin’s annual base salary was increased from $185,000 to $200,000.  These modifications were effective January 1, 2005.

Adoption of 2005 Incentive Compensation Plan

On February 2, 2005, the Board of Directors of AirNet, upon the recommendation of the Compensation Committee, adopted the 2005 Incentive Compensation Plan (the “Incentive Plan”).  The Compensation Committee and the Board of Directors subsequently approved clarifications and modifications to the Incentive Plan on March 8, 2005 and March 29, 2005.

The purpose of the Incentive Plan is to promote the following goals of AirNet for the fiscal year ending on December 31, 2005 (“Fiscal 2005”) by providing incentive compensation to certain employees of AirNet and its subsidiaries:

•      Exceeding budgeted pre-tax income;

•      Reducing fixed costs;

•      Creating and executing contingency plans for changes in AirNet’s Bank business;

•      Refining AirNet’s business plan for its Express and Jetride businesses to more quickly and profitably diversify AirNet;

•      Developing AirNet’s leadership team; and

•      Meeting high priority deadlines related to compliance with the Sarbanes-Oxley Act of 2002 and other key projects.

Participants in the Incentive Plan include AirNet's executive officers, including Joel E. Biggerstaff (Chairman of the Board, Chief Executive Officer and President), Gary W. Qualmann (Chief Financial Officer, Treasurer and Secretary), Larry M. Glasscock, Jr. (Senior Vice President, Express Services), Jeffery B. Harris (Senior Vice President, Bank Services), Robert L. Austin (Senior Vice President, Jetride Services), Craig A. Leach (Vice President, Information Systems) and Wynn D. Peterson (Vice President, Strategic Planning and Analysis) and certain department managers and department directors.  At the start of Fiscal 2005, there were 45 participants in the Incentive Plan.

Payments under the Incentive Plan are based on a combination of AirNet’s pre-tax income for Fiscal 2005, operating performance of AirNet’s various business components, and the achievement of personal goals assigned to each participant. The Compensation Committee approves personal goals for each of the executive officers and reviews the personal goals established by senior management for other participants. The personal goals approved by the Compensation Committee for each of the executive officers relate to specific business objectives related to general business operations (e.g., regulatory compliance, expense reductions, etc.) and each business component (e.g., execution of specific contracts with customers and vendors, cost reductions, service improvements, etc.).

No incentive compensation will be paid under the Incentive Plan unless AirNet achieves a designated threshold level of pre-tax income for Fiscal 2005.  Once the designated threshold level is achieved, incentive compensation payments will increase at predetermined pre-tax income levels until the maximum compensation payout of $1.9 million is reached at approximately 200% of Fiscal 2004 pre-tax income, determined without regard to the Fiscal 2004 impairment charges related to property and equipment and goodwill.

Once the overall amount of incentive compensation is determined based upon AirNet’s pre-tax income, incentive compensation will be allocated to Bank, Express, Jetride and corporate based upon pre-established targets.  Incentive compensation will then be allocated to the participants most closely involved in managing each of those business areas based upon each participant’s base salary.  Finally, participants must achieve their pre-established personal goals to achieve their maximum incentive compensation payment.

The maximum percentage of annual base salary that each of the executive officers may receive as incentive compensation under the Incentive Plan is as follows: Joel E. Biggerstaff, 100%; Gary W. Qualmann, Larry M. Glasscock, Jr., Jeffrey B. Harris, and Robert L. Austin, 75%; and Craig A. Leach and Wynn D. Peterson, 50%.

Except for payments to executive officers, payments under the Incentive Plan will be paid in quarterly payments commencing with the second quarter of Fiscal 2005 based upon AirNet’s year to date financial performance.  Payments of incentive compensation to the executive officers will be made in the first quarter of Fiscal 2006 based upon AirNet’s performance for Fiscal 2005.  In order to receive payment, a participant must be actively employed by AirNet or one of its subsidiaries at the time payment is made.  New employees who qualify for the Incentive Plan will be eligible to participate on the first day of the calendar quarter following their date of hire.

The Compensation Committee may amend, modify or terminate the Incentive Plan at any time.

Modification of Financing Arrangements

On March 24, 2005, AirNet and its lenders entered into a “Second Change in Terms Agreement” that further modified the terms and conditions of the Amended Credit Agreement.  In accordance with the Second Change in Terms Agreement, AirNet prepaid in full the remaining $11.0 balance outstanding on its secured term loan.   Upon the prepayment of the term loan, the term loan portion of the Amended Credit Agreement was terminated.  In addition, the revolving credit facility under the Amended Credit Agreement was reduced from $35.0 million to $30.0 million.  In the event AirNet secures permanent financing on all or a portion of its Rickenbacker Facility, the revolving credit facility will be reduced from $30.0 million to $25.0 million.  Under the Second Change in Terms Agreement, the term of the revolving credit facility was extended from September 30, 2005 to October 15, 2006. The December 31, 2004 Balance Sheet gives effect to the Second Change in Terms Agreement entered into on March 24, 2005.  The Second Change in Terms Agreement also provided for the release of certain fixed assets that were securing the loans under the Amended Credit Facility and modified certain other financial covenants.  On March 24, 2005, in connection with Second Change in Terms Agreement, The Huntington National Bank and JPMorgan Chase Bank, N.A., successor by merger to Bank One, N.A., purchased the interest of Fifth Third Bank in the secured revolving credit facility portion of the Amended Credit Agreement (respectively, the “HNB Assignment Agreement” and “Chase Assignment Agreement”).

The Second Change in Terms Agreement, the HNB Assignment Agreement and the Chase Assignment Agreement are filed in this Annual Report on Form 10-K as Exhibit 4.39, Exhibit 4.40, and Exhibit 4.41, respectively, and the descriptions herein are qualified in their entirety by reference to the full terms and conditions thereof, which terms and conditions are incorporated herein by reference in their entirety.

On March 24, 2005, AirNet entered into a three-year term loan totaling $11.0 million with a fixed interest rate of 8.12%.  This term loan is secured by seven Cessna Caravans and nine LearJet 35’s from AirNet’s cargo aircraft fleet with a combined net book value as of December 31, 2004 of approximately $19.9 million.  The aircraft securing this loan were released from the collateral securing the loans under Amended Credit Agreement in accordance with the Second Change in Terms Agreement.  The proceeds from this term loan were used to prepay in full AirNet’s term loan under the Amended Credit Facility as described above.  The December 31, 2004 Balance Sheet reflects the reclassification of approximately $22.4 million from current to long-term notes payable as a result of the extension of the Amended Credit Facility under the Second Change in Terms Agreement and the financing of the cargo aircraft described above.  The Loan and Security Agreement and related Business Purpose Promissary Note dated March 24, 2005 is filed in this Annual Report on Form 10-K as Exhibit 4.44 and 4.45, respectively and the description herein is qualified in its entirety by reference to the full terms and conditions thereof, which terms and conditions are incorporated herein by reference in their entirety.

Engagement of Brown Gibbons Lang & Company

On January 5, 2005, upon the approval of the Board of Directors of AirNet, AirNet engaged Brown Gibbons Lang & Company (“BGL”) to serve as AirNet's exclusive financial advisor and investment banker to review, develop and evaluate various strategic alternatives to enhance shareholder value.  BGL's analysis will address, among other things, capitalization, growth and value realization transaction alternatives that may be available to AirNet.  Such alternatives may include one or more of the following: potential acquisitions or divestitures, a sale of AirNet or one or more of its business units, the raising of additional capital or the refinancing or restructuring of the AirNet's existing capital structure.  BGL has not been engaged to analyze, or advise AirNet with respect to, any particular transaction.

2005 Annual Meeting of Shareholders

To date, AirNet has not set a date for its 2005 Annual Meeting of Shareholders.  Accordingly, the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K has been provided as part of this Annual Report on Form 10-K.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of AirNet

The name, age, principal occupation for the past five years and selected biographical information for each of the directors of AirNet are set forth below.  All information is provided as of March 28, 2005.  Each director serves for a term of one year and until his successor is duly elected and qualified.

Joel E. Biggerstaff	Director since 2000

Mr. Biggerstaff, age 48, has served as AirNet’s Chairman of the Board since August 2001, Chief Executive Officer since April 2000 and President since August 1999.  He also served as AirNet’s Chief Operating Officer from August 1999 to February 2004.  Prior to joining AirNet, Mr. Biggerstaff served as President of the Southern Region of Corporate Express Delivery Systems, a national expedited distribution service, from February 1998 through July 1999.  From September 1996 through February 1998, Mr. Biggerstaff provided transportation consulting services and prior to September 1996, he held various positions, including Regional Vice President and General Manager, with Ryder System, Inc., a company providing transportation and supply-chain management solutions.  Mr. Biggerstaff’s term as a director expires in 2005.

Russell M. Gertmenian	Director since 1996

Mr. Gertmenian, age 57, has been a partner with Vorys, Sater, Seymour and Pease LLP since 1979 and currently serves as Vice — Chair of that firm’s Executive Committee. Vorys, Sater, Seymour and Pease LLP rendered legal services to AirNet during the 2004 fiscal year and continues to do so.  Mr. Gertmenian also serves as a director of Abercrombie & Fitch Co.  Mr. Gertmenian’s term as a director expires in 2005.

David P. Lauer	Director since 1999

Mr. Lauer, age 62, served as the President and Chief Operating Officer of Bank One, Columbus, NA from June 1997 until his retirement in January 2001.  His primary responsibility with Bank One was to lead the commercial lending practice in central Ohio.  Prior to that, Mr. Lauer, a Certified Public Accountant since 1968, was the Managing Partner of the Columbus, Ohio office of Deloitte & Touche LLP from January 1989 until he retired in June 1997.  Mr. Lauer is also a director of Wendy’s International, Inc., Huntington Bancshares Incorporated, R. G. Barry Corporation and Diamond Hill Investment Group, Inc.  Mr. Lauer’s term as a director expires in 2005.

Bruce D. Parker	Director since 2002

Mr. Parker, age 57, is the Founder and President of IT Management Group, LLC, a specialty consulting group that advises and manages information technology organizations for corporations in Europe and the United States.  Mr. Parker served as Executive Vice President of Sapient Corporation, a business and technology consulting firm, from December 1999 until his retirement in July 2002.  From December 1997 to December 1999, Mr. Parker served as Senior Vice President and Chief Information Officer at United Airlines, Inc.  From September 1994 to December 1997, Mr. Parker was Senior Vice President - Management Information Systems and Chief Information Officer at Ryder System, Inc.  Mr. Parker is also a director of Sapient Corporation.  Mr. Parker’s term as a director expires in 2005.

James E. Riddle	Director since 2000

Mr. Riddle, age 63, has been in the growth management and consulting business since July 1999, most recently as Managing Partner of GrowthCircle Ventures, LLP, a management consulting firm, since August 2001, and as Vice Chairman of Enterasys Systems, Inc., an enterprise network provider, from August 2000 to April 2001.  Previously, Mr. Riddle served from 1997 to 1999 as President and Chief Operating Officer of Norrell Services, Inc., an outsourcing information technology and staffing services company.  Prior to joining Norrell, for four years, Mr. Riddle served Ryder System, Inc. in several capacities, primarily in marketing and sales, including as President of Ryder International.  Mr. Riddle served Xerox Corporation for 26 years in a variety of senior management positions, including Vice President of Marketing and Vice President of Field Operations for the United States operations and Vice President of Marketing and Sales for the European operations.  Mr. Riddle is also a director of Danka Business Systems PLC.  Mr. Riddle’s term as a director expires in 2005.

There are no family relationships among any of the directors and executive officers of AirNet.

Director Independence

The Board of Directors of AirNet (the “Board”) has established categorical standards to assist it in making its determination of director independence.  The Board defines an “independent director” to be a director who:

•                                           is not and has not been within the last three years an employee of, and whose immediate family members are not and have not been within the last three years an executive officer of, AirNet or any of AirNet’s subsidiaries;

•                                           has not received, and whose immediate family members have not received other than for service as a non-executive officer employee, during any 12-month period within the last three years, more than $100,000 in direct compensation from AirNet or any of AirNet’s subsidiaries, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

•                                           is not and whose immediate family members are not a current partner of a firm that is AirNet’s internal or external auditor;

•                                           is not a current employee of a firm that is AirNet’s internal or external auditor;

•                                           whose immediate family members are not a current employee of a firm that is AirNet’s internal or external auditor and participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice;

•                                           has not been, and whose immediate family members have not been, within the last three years (but is no longer) a partner or employee of a firm that is AirNet’s internal or external auditor and personally worked on AirNet’s audit within that time;

•                                           is not and has not been within the last three years employed, and whose immediate family members are not and have not been within the last three years employed, as an executive officer of another company where any of AirNet’s present executive officers at the same time serves or served on that other company’s compensation committee;

•                                           is not a current employee, and whose immediate family members are not a current executive officer, of a company that has made payments to, or received payments from, AirNet or any of AirNet’s subsidiaries for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues; and

•                                           has no other material relationship with AirNet or any of AirNet’s subsidiaries (either directly or as a partner, shareholder or officer of an organization that has a relationship with AirNet or any of AirNet’s subsidiaries).

The Board has determined that each of David P. Lauer, Bruce D. Parker and James E. Riddle is independent under these categorical standards and has no relationship with AirNet (either directly or indirectly), other than serving as a director of AirNet and holding common shares of AirNet.  Joel E. Biggerstaff and Russell M. Gertmenian do not qualify as independent directors under the foregoing categorical standards.

Executive Officers of AirNet

The following table identifies the executive officers of AirNet as of March 28, 2005.  The executive officers serve at the pleasure of the Board and in the case of Joel E. Biggerstaff and Jeffery B. Harris pursuant to employment agreements.

Name	Age	Positions

Joel E. Biggerstaff	48	Chairman of the Board, Chief Executive Officer and President
Gary W. Qualmann	53	Chief Financial Officer, Treasurer and Secretary
Larry M. Glasscock, Jr.	48	Senior Vice President, Express Services
Jeffery B. Harris	45	Senior Vice President, Bank Services
Robert L. Austin	49	Senior Vice President, Jetride Services
Craig A. Leach	48	Vice President, Information Systems
Wynn D. Peterson	41	Vice President, Strategic Planning and Analysis

Joel E. Biggerstaff has served as AirNet’s Chairman of the Board since August 2001, Chief Executive Officer since April 2000, and President since August 1999.  He also served as AirNet’s Chief Operating Officer from August 1999 to February 2004.  He has also served as a director of AirNet since May 2000.  Prior to joining AirNet, Mr. Biggerstaff served as President of the Southern Region of Corporate Express Delivery Systems, a national expedited distribution service, from February 1998 through July 1999.  From September 1996 through February 1998, Mr. Biggerstaff provided transportation consulting services and prior to September 1996, he held various positions, including Regional Vice President and General Manager, with Ryder Systems, Inc., a company providing transportation and supply-chain management solutions.

Gary W. Qualmann has served AirNet as the Chief Financial Officer, Treasurer and Secretary since September 2, 2003.  Prior to joining AirNet, from February 2002 through August 2003, Mr. Qualmann served as Chief Financial Officer and Treasurer of Metatec, Inc., a manufacturer and distributor of electronic media which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 17, 2003.  Mr. Qualmann provided financial consulting services to Metatec from October 2001 through February 2002.  From March 1996 until June 2001, Mr. Qualmann was Chief Financial Officer, Treasurer and Secretary of MindLeaders.com, Inc., an e-learning company based in Columbus, Ohio.  From May 1988 until July 1995, Mr. Qualmann served as Executive Vice President and Chief Financial Officer of Red Roof Inns, Inc., a lodging company based in Hilliard, Ohio.

Larry M. Glasscock, Jr. joined AirNet as Senior Vice President, Express Services in February 2003.  From February 2002 through February 2003, Mr. Glasscock served as Senior Vice President of Evercom Systems, Inc., a national provider of telecom services.  From April 2001 through February 2002, Mr. Glasscock served as Executive Vice President of NextJet Technologies, a software and technology solutions organization.  Mr. Glasscock served as Chief Executive Officer of Expedited Delivery Systems, Inc., a time-definite trucking concern, from August 1999 to September 2000 and as its President and Chief Operating Officer from January 1998 through August 1999.

Jeffery B. Harris has served AirNet as Senior Vice President, Bank Services since May 2000.  Mr. Harris joined AirNet in June 1996 as the relationship manager for Banking Sales and was appointed Vice President, Sales in the banking division in October 1997.

Robert L. Austin has served AirNet as Senior Vice President, Jetride Services since February 2005.  From 2003 to 2005, Mr. Austin served AirNet as Vice President of Jetride Private Charter.  Mr. Austin joined AirNet in February 1988 as the Aircraft Sales and Acquisition Director and was appointed Manager of the Jetride Private Charter division in January 2001.

Craig A. Leach has served AirNet as Vice President, Information Systems since January 2000.  Mr. Leach established AirNet’s Information Systems Department in 1985 and was named Director of Information Systems in 1996.

Wynn D. Peterson has served AirNet as Vice President, Strategic Planning and Analysis since January 2005.  Mr. Peterson has served as an officer of AirNet since February 2000 when he was named Vice President of Corporate Development.  Mr. Peterson joined AirNet in 1997 as Manager of Corporate Development.  Prior to joining AirNet, Mr. Peterson managed equity and fixed income portfolios from 1993 until 1997 at Desert Mutual, a pension and benefits company in Salt Lake City, Utah.  From 1988 until 1993, Mr. Peterson held various management positions in Finance, Corporate Development and Strategic Planning at AMR Corporation, the parent company of American Airlines, Inc., in Dallas, Texas.

Composition of Committees of Board of Directors

The Board has three standing committees — the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee consists of David P. Lauer (Chair), Bruce D. Parker and James E. Riddle.  The Board has determined that each member of the Audit Committee qualifies as an independent director under the applicable sections of the New York Stock Exchange Listed Company Manual (the “NYSE Rules”) and under Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Board has also determined that David P. Lauer qualifies as an “audit committee financial expert” for purposes of Item 401(h) of SEC Regulation S-K, by virtue of his experience described above under “Directors of AirNet.”  In addition to the qualification of Mr. Lauer as an “audit committee financial expert,” the Board strongly believes that each member of the Audit Committee is highly qualified to discharge his duties on behalf of AirNet and its subsidiaries and satisfies the financial literacy requirement of the applicable NYSE Rules.

David P. Lauer currently serves on the audit committee of five public companies, including AirNet.  AirNet’s Board has determined that such simultaneous service will not impair Mr. Lauer’s ability to effectively serve on AirNet’s Audit Committee.

Compensation Committee

The Compensation Committee is comprised of James E. Riddle (Chair), David P. Lauer and Bruce D. Parker.  The Board has determined that each member of the Compensation Committee qualifies as an independent director under the applicable NYSE Rules, an outside director for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and a non-employee director for purposes of Rule 16b-3 under the Exchange Act.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is comprised of Bruce D. Parker (Chair), David P. Lauer and James E. Riddle.  The Board has determined that each member of the Nominating and Corporate Governance Committee qualifies as an independent director under the applicable NYSE Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Ownership of and transactions in AirNet’s common shares by executive officers, directors and persons who beneficially own more than 10% of the common shares are required to be reported to the SEC pursuant to Section 16(a) of the Exchange Act.  Based solely on a review of copies of the reports furnished to AirNet and written representations that no other reports were required, AirNet believes that during the 2004 fiscal year, all filing requirements were complied with, except that each of Robert L. Austin, Denise D. Brown, Joel E. Biggerstaff, Larry M. Glasscock, Jr., Jeffery B. Harris, Craig A. Leach, Wynn D. Peterson, Gary W. Qualmann and Michael Snyder, filed late one report, covering one transaction — the grant of an option.  In addition, during the 2003 fiscal year, Mr. Qualmann filed late one report, covering one transaction – the grant of an option.

Corporate Governance Documents

AirNet’s Board has adopted charters for each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee as well as Corporate Governance Guidelines as contemplated by the applicable NYSE Rules.

In accordance with the requirements of Section 303A.10 of the NYSE Rules, the AirNet Board has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees (team members) of AirNet, including AirNet’s Chairman of the Board, Chief Executive Officer and President (the principal executive officer), AirNet’s Chief Financial Officer, Treasurer and Secretary (the principal financial officer) and AirNet’s Controller and Principal Accounting Officer. AirNet intends to disclose the following under the “Corporate Governance” link on the “Investor Relations” page of its website located at www.airnet.com within four business days following their occurrence as required by the applicable rules of the SEC and the requirements of Section 303A.10 of the NYSE Rules:  (A) the date and nature of any amendment to a provision of its Code of Business Conduct and Ethics that (i) applies to AirNet’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the “code of ethics” definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the

Code of Business Conduct and Ethics granted to AirNet’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the items set forth in Item 406(b) of SEC Regulation S-K.

The text of each of the Audit Committee Charter, the Compensation Committee Charter, the Nominating and Corporate Governance Committee Charter, the Corporate Governance Guidelines and the Code of Business Conduct and Ethics is posted under the “Corporate Governance” link on the “Investor Relations” page of AirNet’s website located at www.airnet.com . Interested persons may also obtain copies of the Audit Committee Charter, the Compensation Committee Charter, the Nominating and Corporate Governance Committee Charter, the Corporate Governance Guidelines and the Code of Business Conduct and Ethics, without charge, by writing to the Chief Financial Officer, Treasurer and Secretary of AirNet at AirNet Systems, Inc., 3939 International Gateway, Columbus, Ohio 43219, Attention: Gary W. Qualmann.

Communications with the Board

In accordance with AirNet’s Corporate Governance Guidelines and applicable NYSE Rules, the non-management directors of AirNet meet (without management present) at regularly scheduled executive sessions at least twice per year and at such other times as the directors deem necessary or appropriate.  James E. Riddle has been chosen as the lead director and presides at all executive sessions of the non-management directors of AirNet.  In addition, at least once a year, the independent directors of AirNet meet in executive session.  Mr. Riddle also presides at those meetings.

The Board believes it is important for shareholders to have a process to send communications to the Board and its individual members.  Accordingly, shareholders who wish to communicate with the Board or a particular director may do so by sending a letter to such individual or individuals, in care of AirNet, to AirNet’s executive offices at 3939 International Gateway, Columbus, Ohio 43219.  The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Shareholder – Board Communication” or “Shareholder – Director Communication,” as appropriate.  All such letters must identify the author as a shareholder and clearly state whether the intended recipients are all members of the Board or certain specified individual directors.  Copies of all such letters will be circulated to the appropriate director or directors.  In addition, shareholders may contact the directors through the Mysafeworkplace.com Hotline.  The Mysafeworkplace.com Hotline can be reached at 800-461-9330 or via e-mail at www.mysafeworkplace.com.  All shareholder communications through the Mysafeworkplace.com Hotline will be forwarded to the appropriate director or directors.  There is no screening process in respect of shareholder communications.

ITEM 11 – EXECUTIVE COMPENSATION

Executive Compensation Tables

The following information is provided with respect to AirNet’s Chief Executive Officer and each of AirNet’s four other most highly compensated executive officers serving as an executive officer at December 31, 2004.

Summary Compensation Table

The following table shows, for the last three fiscal years, the cash compensation and other benefits paid or provided by AirNet to its Chief Executive Officer and the other named individuals.

SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation
				Awards
Name and Principal Position		Annual Compensation		Common Shares Underlying	All Other
during 2004	Fiscal Year	Salary ($)	Bonus ($)	Options (#)	Compensation ($)

Joel E. Biggerstaff	2004	$325,000	$0	40,000	$6,358	(1)
Chairman of the Board,	2003	$325,000	$45,500	8,500	$8,462
Chief Executive Officer	2002	$321,154	$0	20,000	$8,060
and President

Jeffery B. Harris	2004	$230,000	$0	20,000	$4,197	(1)
Senior Vice President,	2003	$230,000	$25,000	5,000	$5,162
Bank Services	2002	$230,000	$0	8,000	$6,145

Gary W. Qualmann	2004	$190,000	$0	20,000	$6,154	(1)
Chief Financial Officer,	2003	$58,462	$25,000	20,000	$0
Secretary and Treasurer(2)	2002	$0	$0	0	$0

Kendall W. Wright	2004	$210,000	$0	0	$254,075	(1)
Vice President, Airline	2003	$210,000	$7,000	3,000	$7,252
Development	2002	$210,000	$0	5,900	$10,518

Larry M. Glasscock, Jr.	2004	$215,000	$0	20,000	$6,500	(1)
Senior Vice President,	2003	$190,192	$30,000	20,000	$0
Express Services (3)	2002	$0	$0	0	$0

(1)          “All Other Compensation” for the 2004 fiscal year includes:  (a) employer matching contributions in the amounts of  $3,990, $2,550, $3,954, $4,895, and $6,500 allocated to their accounts under the AirNet Systems, Inc. Retirement Savings Plan on behalf of Messrs. Biggerstaff, Harris, Qualmann, Wright and Glasscock, respectively; (b) reimbursements in the amounts of $2,368, $1,647, $2,200, $4,179, and $0 related to life insurance premium payments made by Messrs. Biggerstaff, Harris, Qualmann, Wright and Glasscock, respectively; and (c) for Mr. Wright, the amount of $245,000 which has been accrued and is to be paid in accordance with the terms of Mr. Wright’s employment separation agreement (discussed below under “Employment Contracts and Termination of Employment and Change-in-Control Arrangements”) as a result of the termination of his employment with AirNet.  The AirNet Systems, Inc. Retirement Savings Plan is a qualified, broad-based defined contribution plan under which amounts are paid out the named individuals only upon retirement, termination of employment, disability or death.

(2)          Mr. Qualmann became an executive officer of AirNet on September 2, 2003.

(3)          Mr. Wright ceased to be an executive officer and employee of AirNet effective December 31, 2004.

(4)          Mr. Glasscock became an executive officer of AirNet on February 17, 2004.

Grants of Options

The following table summarizes information concerning options granted to the named individuals during the 2004 fiscal year.  AirNet has never granted stock appreciation rights.

OPTION GRANTS IN LAST FISCAL YEAR

	Number of Common Shares Underlying Options	% of Total Options Granted to Employees in	Exercise Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Share Price Appreciation for Option Term (2) ($)
Name	Granted (#) (1)	Fiscal Year	($/Share)	Date	5% ($)	10%

Joel E. Biggerstaff	40,000	19.4%	$4.13	2/17/14	$103,893	$263,286
Jeffery B. Harris	20,000	9.7%	$4.13	2/17/14	$51,947	$131,643
Gary W. Qualmann	20,000	9.7%	$4.13	2/17/14	$51,947	$131,643
Kendall W. Wright	—	—	—	—	—	—
Larry M. Glasscock, Jr.	20,000	9.7%	$4.13	2/17/14	$51,947	$131,643

(1)                      Each option was granted on February 17, 2004 under the AirNet Systems, Inc. Amended and Restated 1996 Incentive Stock Plan (the “1996 Plan”).  Each option vested as to 20% of the common shares on each of the grant date and the first anniversary of the grant date and will vest as to 20% of the common shares on each of the second, third and fourth anniversaries of the grant date.  At the discretion of the Compensation Committee, the options may have stock-for-stock exercise and tax withholding features.  If AirNet merges with another entity and AirNet is not the survivor in the merger, or if all or substantially all of AirNet’s assets or stock is acquired by another entity, each option which has not expired, been cancelled or been exercised prior to the effective date of such event, will immediately vest and become exercisable in full.  If the employment of the option holder is terminated by reason of death or total disability, the vested portion of the option may be exercised for a period of 12 months, subject to its stated term.  If the employment of the option holder is terminated for any other reason, the vested portion of the option may be exercised for a period of three months, subject to its stated term.

(2)                      The dollar amounts reflected in this table are the result of calculations at the 5% and 10% annual appreciation rates set by the SEC for illustrative purposes, and assume the options are held until their respective expiration dates.  These dollar amounts are not intended to forecast future performance or possible future appreciation in the price of AirNet’s common shares.  Shareholders are, therefore, cautioned against drawing any conclusions from the appreciation data shown, aside from the fact that the option holders will only realize value from the option grants shown if the price of AirNet’s common shares appreciates, which benefits all shareholders commensurately.

Option Exercises and Holdings

The following table summarizes information concerning unexercised options held as of December 31, 2004 by each of the named individuals.  None of these individuals exercised options during the 2004 fiscal year.

	Number of Common Shares Underlying Options	Value	Number of Common Shares Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($) (1)
Name	Exercised (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Joel E. Biggerstaff	—	N/A	160,850	53,820	—	—
Jeffery B. Harris	—	N/A	52,410	25,720	—	—
Gary W. Qualmann	—	N/A	12,000	28,000	—	—
Kendall W. Wright (2)	—	N/A	30,260	0	—	—
Larry M. Glasscock, Jr.	—	N/A	12,000	28,000	—	—

(1)                      “Value of Unexercised In-the-Money Options at Fiscal Year-End” is calculated on the basis of the number of common shares subject to each option, multiplied by the excess of the fair market value of AirNet’s common shares on December 31, 2004 ($3.49), over the exercise price of the option.  None of the options held by the named individuals were in-the-money on December 31, 2004.

(2)                      Following the termination of Mr. Wright’s employment effective December 31, 2004, his vested options (covering an aggregate of 30,260 common shares) held as of December 31, 2004 will remain exercisable until March 31, 2005.  The unvested options (covering an aggregate of 6,640 common shares) held by Mr. Wright on December 31, 2004 were forfeited in accordance with their respective terms.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Each of Joel E. Biggerstaff, Chairman of the Board, Chief Executive Officer and President, and Jeffery B. Harris, Senior Vice President, Bank Services, is party to an employment agreement with AirNet, effective as of March 1, 2001. Each employment agreement provided for an initial employment period ending December 31, 2001, which has been and will be automatically renewed for successive one-year periods unless either party gives notice to the other of non-renewal at least 90 days prior to the end of the relevant employment term. Messrs. Biggerstaff and Harris were entitled to receive initial annual base salaries of $300,000 and $230,000, respectively, which may be adjusted upward or downward on an annual basis by the Compensation Committee based on its review of each individual’s performance.  Mr. Biggerstaff’s annual base salary for the 2004 fiscal year was $325,000 and will remain at that amount for the 2005 fiscal year.  Mr. Harris’ base salary was $230,000 for the 2004 fiscal year and will remain at that amount for the 2005 fiscal year.  Each individual is entitled to participate in any bonus plan which AirNet may establish and in the incentive stock plans of AirNet (i.e., the 1996 Plan and the AirNet Systems, Inc. 2004 Stock Incentive Plan ( the “2004 Plan”)), in each case at levels determined by the Compensation Committee.  Each individual is also entitled to receive all health and life insurance coverages, sick leave and disability programs, tax-qualified retirement plan contributions, paid holidays and vacations, perquisites and other fringe benefits provided by AirNet to its actively employed senior executives.

If the named individual’s employment is terminated by AirNet without “cause” (as defined in his employment agreement) or by the executive officer for “good reason” (as defined in his employment agreement), he will be entitled to have his base salary and fringe benefits (other than under the 1996 Plan and the 2004 Plan) continued at the level then in effect for a period of 24 months (in the case of Mr. Biggerstaff) or 12 months (in the case of Mr. Harris, with group medical insurance continuing for 18 months). These periods are extended to 36 months and 18 months, respectively, if the termination occurs on or after a “change in control” (as defined in each employment agreement). Each individual would also be entitled to receive a single lump sum payment equal to the pro-rata portion (based on days employed during the fiscal year in which employment terminated) of any non-discretionary bonus payable based on employment throughout the fiscal year; become fully vested in all employee benefit programs (other than the Retirement Savings Plan, in which his interest would vest according to the Retirement Savings Plan’s terms); receive a lump sum payment equal to his non-vested interest in the Retirement Savings Plan to the extent forfeited upon termination of employment; and be paid his reasonable, out-of-pocket fees and expenses in connection with outplacement services, in an amount not to exceed $15,000. Each employment agreement also provides for the continuation of salary and bonus (reduced by amounts payable under the terms of any disability benefit plan of AirNet) following a disability until the individual’s employment is terminated as a result of the disability; and for the continuation of fringe benefits (other than under the 1996 Plan and the 2004 Plan) for a period of 24 months (in the case of Mr. Biggerstaff) or 12 months (in the case of Mr. Harris, with group medical insurance continuing for 18 months) following termination of his employment due to the disability.

Each employment agreement contains confidentiality and noncompetition provisions which prevent the named individual from disclosing confidential information about AirNet and from competing with AirNet during his employment therewith and for an additional two years (in the case of Mr. Biggerstaff) or one year (in the case of Mr. Harris) thereafter.

On January 14, 2005, AirNet entered into an employment separation agreement and release of claims with Kendall W. Wright, who had served as Vice President of Airline Development of AirNet.  Under the terms of the Wright Agreement, Mr. Wright’s employment with AirNet was terminated effective December 31, 2004 (the “Separation Date”) and all further compensation, remuneration, bonuses and eligibility of Mr. Wright under AirNet’s benefit plans terminated on the Separation Date.  Following the Separation Date, Mr. Wright has agreed to provide consulting services for AirNet on such matters as both parties agree upon.  Those future consulting services will be reasonably limited so as not to interfere or conflict with any other responsibilities Mr. Wright may have.  Each hour of actual consulting service will be compensated at a rate of $100.  AirNet has agreed to offer a minimum of 100 hours of consulting service to Mr. Wright within the first two calendar quarters of 2005.

Following the Separation Date, AirNet will pay to Mr. Wright, as severance benefits, an amount equal to his last annual base salary (i.e., $210,000) over the 12-month period from the Separation Date to December 31, 2005, in 24 equal semi-monthly installments, less withholdings.  AirNet will also directly pay reasonable outplacement fees, up to a maximum of $10,000, for outplacement services provided to Wright during calendar year 2005.  AirNet also made a lump sum payment to Mr. Wright of $6,397, representing an amount equal to Mr. Wright’s cost of continuing the medical insurance coverage for Mr. Wright and his eligible dependents under COBRA for the 12-month period following the Separation Date, less an amount equal to the premium Mr. Wright would have paid for such insurance had he continued employment for that 12-month period.  All vested options held by Mr. Wright as of the Separation Date (covering 30,260 common shares) will remain exercisable by Mr. Wright until March 31, 2005 in accordance with their respective terms.  All unvested options held by Mr. Wright as of the Separation Date (covering 6,640 common shares) were forfeited in accordance with their respective terms.

2005 Incentive Compensation Plan

On February 2, 2005, the Board of Directors of AirNet, upon the recommendation of the Compensation Committee, adopted the 2005 Incentive Compensation Plan (the “Incentive Plan”).  The Compensation Committee and the Board of Directors subsequently approved clarifications and modifications to the Incentive Plan on March 8, 2005 and March 29, 2005.

The purpose of the Incentive Plan is to promote the following goals of AirNet for the fiscal year ending on December 31, 2005 (“Fiscal 2005”) by providing incentive compensation to certain employees of AirNet and its subsidiaries:

•      Exceeding budgeted pre-tax income;

•      Reducing fixed costs;

•      Creating and executing contingency plans for changes in AirNet’s Bank business;

•      Refining AirNet’s business plan for its Express and Jetride businesses to more quickly and profitably diversify AirNet;

•      Developing AirNet’s leadership team; and

•      Meeting high priority deadlines related to compliance with the Sarbanes-Oxley Act of 2002 and other key projects.

Participants in the Incentive Plan include AirNet’s executive officers, including Joel E. Biggerstaff (Chairman of the Board, Chief Executive Officer and President), Gary W. Qualmann (Chief Financial Officer, Treasurer and Secretary), Larry M. Glasscock, Jr. (Senior Vice President, Express Services), Jeffery B. Harris (Senior Vice President, Bank Services), Robert L. Austin (Senior Vice President, Jetride Services), Craig A. Leach (Vice President, Information Systems) and Wynn D. Peterson (Vice President, Strategic Planning and Analysis) and certain department managers and department directors.  At the start of Fiscal 2005, there were 45 participants in the Incentive Plan.

Payments under the Incentive Plan are based on a combination of AirNet’s pre-tax income for Fiscal 2005, operating performance of AirNet’s various business components, and the achievement of personal goals assigned to each participant. The Compensation Committee approves personal goals for executive officers and reviews the personal goals for other participants.  The personal goals approved by the Compensation Committee for each of the executive officers relate to specific business objectives related to general business operations (e.g., regulatory compliance, expense reductions, etc.) and each business component (e.g., execution of specific contracts with customers and vendors, cost reductions, service improvements, etc.).

No incentive compensation will be paid under the Incentive Plan unless AirNet achieves a designated threshold level of pre-tax income for Fiscal 2005.  Once the designated threshold level is achieved, incentive compensation payments will increase at predetermined pre-tax income levels until the maximum compensation payout of $1.9 million is reached at approximately 200% of Fiscal 2004 pre-tax income, determined without regard to the Fiscal 2004 impairment charges related to property and equipment and goodwill.

Once the overall amount of incentive compensation is determined based upon AirNet’s pre-tax income, incentive compensation will be allocated to Bank, Express, Jetride and corporate based upon pre-established targets.  Incentive compensation will then be allocated to the participants most closely involved in managing each of those business areas based upon each participant’s base salary.  Finally, participants must achieve their pre-established personal goals to achieve their maximum incentive compensation payment.

The maximum percentage of annual base salary that each of AirNet’s executive officers may receive as incentive compensation under the Incentive Plan is as follows: Joel E. Biggerstaff, 100%; Gary W. Qualmann, Larry M. Glasscock, Jr., Jeffrey B. Harris, and Robert L. Austin, 75%; and Craig A. Leach and Wynn D. Peterson, 50%.

Except for payments to the executive officers, payments under the Incentive Plan will be paid in quarterly payments commencing with the second quarter of Fiscal 2005 based upon AirNet’s year to date financial performance.  Payments of incentive compensation to executive officers will be made in the first quarter of Fiscal 2006 based upon AirNet’s performance for Fiscal 2005.  In order to receive payment, a participant must be actively employed by AirNet or one of its subsidiaries at the time payment is made.  New employees who qualify for the Incentive Plan will be eligible to participate on the first day of the calendar quarter following their date of hire.

The Compensation Committee may amend, modify or terminate the Incentive Plan at any time.

Stock Purchase Program

All employees of AirNet and its subsidiaries, including the executive officers of AirNet, are given the opportunity to purchase common shares of AirNet through a stock purchase program. The stock purchase program was offered under the 1996 Plan through the offering period which ended June 30, 2004 and has been offered under the 2004 Plan since July 1, 2004.  Pursuant to this payroll deduction program, which is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 under the Internal Revenue Code, employees are able to purchase common shares of AirNet during offering periods of such duration (not exceeding 12 months) as the Compensation Committee determines.  The price at which common shares may be purchased will be the price determined by the Compensation Committee prior to the start of an offering period and may not be less than the lesser of 85% of the fair market value of the common shares on the first business day of each offering period and 85% of the fair market value of the common shares on the last business day of each offering period.  Under the stock purchase program as offered through the date of this Annual Report on Form 10-K, there have been four offering periods of three months each per calendar year and the purchase price has been equal to the lesser of 85% of the fair market value of the common shares on the first business day of each offering period and 85% of the fair market value of the common shares on the last business day of each offering period.  While it is contemplated that there will continue to be four offering periods of three months each calendar year under the stock purchase program and that the purchase price will be determined in the same manner as it has been, the Compensation Committee has the discretion to determine otherwise.

Compensation of Directors

Directors of AirNet who are not officers or employees of AirNet (“Non-Employee Directors”) are paid fees for their services as members of the Board of Directors and as members of Board committees.  The quarterly fee paid in 2004 and to be paid in 2005 for serving as a Non-Employee Director was and remains $6,000.  The fee for attending each meeting of the full Board of Directors in person was $2,000 in 2004 and continues to be the same amount in 2005.  The fee for attending telephonic meetings of the full Board was $2,000 in 2004.  At a meeting held on December 22, 2004, the Non-Employee Directors discussed, and on March 9, 2005, the Board of Directors affirmed that, effective for the telephonic meetings of the full Board held after January 1, 2005, the fee would be $1,000 for each meeting attended.

The fee for Audit Committee members was $2,000 per meeting attended in 2004, with the Chair of the Audit Committee receiving an additional $1,000 per meeting attended.  The fee for Compensation Committee members and Nominating and Corporate Governance Committee members was $1,000 per meeting attended in 2004, with the Chair of each of those Committees receiving an additional $2,000 for each meeting of the Committee attended.  At a meeting held on December 22, 2004, the Non-Employee Directors discussed, and on March 9, 2005, the Board of Directors affirmed that the fees for attending in person Committee meetings held after January 1, 2005 would remain the same as they had been in 2004; however, the fees for attending telephonic meetings of each Committee held after January 1, 2005 would be one-half (50%) of the amount of the fees for attending a meeting of the particular Committee in person.

As the lead director of AirNet, James E. Riddle received an additional quarterly fee of $6,000 for service in that capacity in 2004 and continues to receive that quarterly fee in 2005.

The Non-Employee Directors meet without management present in connection with each of the regularly scheduled meetings of the full Board and receive no meeting fees for attending such meetings.  To the extent the Non-Employee Directors determine to meet by telephone or in person other than in connection with a regularly scheduled Board meeting, they will receive $2,000 per meeting attended in person and $1,000 per telephonic meeting.  AirNet’s Non-Employee Directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors, including travel expenses.

As an officer and employee of AirNet, Joel E. Biggerstaff receives no additional compensation for serving as a director of AirNet.

Effective May 27, 1998, AirNet established the AirNet Systems, Inc. Director Deferred Compensation Plan (the “Director Deferred Plan”).  Voluntary participation in the Director Deferred Plan enables a Non-Employee Director of AirNet to defer all or a part of his director’s fees, including federal income tax thereon.  Such deferred fees may be credited to (1) a cash account where the funds will earn interest at the rate prescribed in the Director Deferred Plan or (2) a stock account where the funds will be converted into a common share equivalent (determined by dividing the amount to be allocated to the Non-Employee Director’s stock account by the fair market value of AirNet’s common shares when the credit to the stock account is made).  In his deferral election, a Non-Employee Director will elect whether distribution of the amount in his account(s) under the Director Deferred Plan is to be made in a single lump sum payment or in equal annual installments payable over a period of not more than ten years.  Distributions will commence within 30 days of the earlier of (a) the date specified by a Non-Employee Director at the time a deferral election is made or (b) the date the Non-Employee Director ceases to so serve.  Cash accounts will be distributed in the form of cash and stock accounts will be distributed in the form of common shares or cash, as selected by AirNet.

Non-Employee Directors have been automatically granted options to purchase AirNet common shares in accordance with the terms of the 1996 Plan.  On March 7, 1997, each individual then serving as a Non-Employee Director was automatically granted an immediately exercisable option to purchase 2,000 AirNet common shares with an exercise price equal to the fair market value of the common shares on the grant date.  On August 19, 1998, each individual then serving as a Non-Employee Director was automatically granted an option to purchase 20,000 AirNet common shares with an exercise price equal to the fair market value of the common shares on the grant date.  Each option granted on August 19, 1998 became exercisable with respect to 20% of the common shares on each of the grant date and the first, second, third and fourth anniversaries of the grant date.

Pursuant to the 1996 Plan, each individual newly-elected or appointed as a Non-Employee Director from August 19, 1998 until June 4, 2004 was automatically granted an option to purchase 20,000 AirNet common shares effective on the date of his election or appointment to the Board.  In addition, on the first business day of each of the 2002, 2003 and 2004 fiscal years of AirNet, each individual who was then serving as a Non-Employee Director and had served for at least one full one-year term as a Non-Employee Director, was automatically granted an option to purchase 4,000 AirNet common shares.  All of these options were granted with an exercise price per share equal to the fair market value of the common shares on the grant date.  In addition, all of these options have vested and are to vest and become exercisable with respect to 20% of the common shares on each of the grant date and the first, second, third and fourth anniversaries of the grant date.

Each option granted to a Non-Employee Director under the 1996 Plan since August 18, 1999, will become fully exercisable if the Non-Employee Director retires from service as an AirNet director, becomes totally disabled or dies or if AirNet merges with another entity and AirNet is not the survivor in the merger, or if all or substantially all of AirNet’s assets or stock is acquired by another entity.

Each option granted to a Non-Employee Director under the 1996 Plan has a ten-year term.  If a Non-Employee Director ceases to be a member of the Board, his vested options may be exercised for a period of three months (12 months in the case of a Non-Employee Director who becomes disabled or dies) after the date his service ends, subject in each case to the stated terms of the options.  However, a Non-Employee Director who ceases to be a director after having been convicted of, or pled guilty or nolo contendere to, a felony immediately forfeits his options.

Following the approval of the 2004 Plan by the shareholders of AirNet at the 2004 Annual Meeting of Shareholders held on June 4, 2004, no further option grants have been or will be made to the Non-Employee Directors under the 1996 Plan.

Under the 2004 Plan, each individual newly-elected or appointed as a Non-Employee Director after June 4, 2004 is to be granted an option to purchase 20,000 AirNet common shares effective on the date of his election or appointment to the Board.  In addition, on the first business day of each fiscal year of AirNet, each individual who is then serving as a Non-Employee Director and has served for at least one full one-year term as a Non-Employee Director, is to be automatically granted an option to purchase 4,000 AirNet common shares.  However, each of the individuals serving as a Non-Employee Director on January 3, 2005 (the first business day of the 2005 fiscal year of AirNet), determined not to accept the option to purchase 4,000 AirNet common shares which would have been automatically granted to him on that date.

Any options automatically granted in the future to Non-Employee Directors under the 2004 Plan will vest and become exercisable as to 20% of the common shares on each of the grant date and the first, second, third and fourth anniversaries of the grant date and will have an exercise price per share equal to the fair market value of the underlying common shares on the grant date.  Each such option will become fully exercisable if the Non-Employee Director retires from service as an AirNet director after having served at least one full one-year term, becomes totally disabled or dies or if AirNet undergoes a merger or consolidation or reclassification of the common shares or the exchange of the common shares for the securities of another entity (other than a subsidiary of AirNet) that has acquired AirNet’s assets or which is in control of an entity that has acquired AirNet’s assets.

Each option automatically granted in the future to a Non-Employee Director under the 2004 Plan will have a ten-year term.  If a Non-Employee Director ceases to be a member of the Board, his vested options may be exercised for a period of three months (24 months in the case of a Non-Employee Director who becomes disabled, dies or retires) after the date his service ends, subject in each case to the stated terms of the options.  However, if a Non-Employee Director’s service as a director is terminated for cause, he will immediately forfeit his options.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

AirNet has three equity compensation plans under which common shares may be issued to eligible officers, directors or employees of AirNet and its subsidiaries in exchange for consideration in the form of goods or services:  the 1996 Plan, the 2004 Plan and the Director Deferred Plan.  The 1996 Plan and the 2004 Plan have been approved by the shareholders of AirNet, while the Director Deferred Plan has not.

The following table shows, as of December 31, 2004: (a) the number of common shares issuable upon exercise of outstanding options granted under the 1996 Plan and outstanding rights to purchase granted pursuant to the stock purchase program portion of the 2004 Plan; (b) the weighted average exercise price of outstanding options granted under the 1996 Plan; and (c) the number of common shares remaining available for future issuance under the 1996 Plan and the 2004 Plan, excluding common shares issuable upon exercise of outstanding options and rights to purchase.   The following table also shows comparable information, as of December 31, 2004, for the Director Deferred Plan.  As of December 31, 2004, no options or other awards had been granted under the 2004 Plan other than in connection with the stock purchase program portion of the 2004 Plan.

Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of common shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	1,016,700	(1)	$7.99		982,847	(3)

Equity compensation plans not approved by shareholders	—	(4)	n/a	(5)	—	(6)

Total	1,016,700		$7.99		982,847

(1)          Includes 1,008,000 common shares issuable upon the exercise of options granted under the 1996 Plan and 8,700 common shares subject to outstanding rights to purchase granted pursuant to the stock purchase program portion of the 2004 Plan.

(2)          Represents the weighted-average exercise price of outstanding options granted under the 2004 Plan.  Rights to purchase common shares under the stock purchase program portion of the 2004 Plan are priced based on the lesser of 85% of the fair market value of AirNet’s common shares on the first business day of the offering period or 85% of the fair market value of AirNet’s common shares on the last business day of the offering period.  All of the 8,700 rights to purchase common shares outstanding as of December 31, 2004 under the stock purchase program portion of the 2004 Plan were exercised on January 12, 2005 at a price of $2.97 per share.

(3)          No further grants may be made under the 1996 Plan.  Of the 982,847 common shares remaining available for issuance under the 2004 Plan as of December 31, 2004, 132,847 common shares are reserved for issuance under the stock purchase program portion of the 2004 Plan.

(4)          Reflects the common share equivalents attributable to Non-Employee Directors’ stock accounts under the Director Deferred Plan.  As of December 31, 2004, none of the Non-Employee Directors were participating in the Director Deferred Plan.

(5)          Please see the description of the Director Deferred Plan included in “ITEM 11 – EXECUTIVE COMPENSATION” of this Annual Report on Form 10-K under the caption “Compensation of Directors”, which description is incorporated herein by this reference.

(6)          The number of common share equivalents attributable to participants’ accounts under the Director Deferred Plan will depend upon the number of Non-Employee Directors electing to defer their fees, the amount deferred by each Non-Employee Director and whether the deferred fees are allocated to a stock account or a cash account under the Director Deferred Plan.  The Director Deferred Plan does not specify a limit as to the number of common shares which may be issued thereunder.

Security Ownership of Certain Beneficial Owners and Management

The following table furnishes information regarding the number and percentage of outstanding common shares of AirNet beneficially owned by (i) each current director of AirNet; (ii) each individual named in the Summary Compensation Table; (iii) all current directors and executive officers of AirNet as a group; and (iv) each person known by AirNet to own beneficially more than five percent of the outstanding common shares of AirNet, in each case as of March 28, 2005 (except as otherwise noted). The address of each of the current executive officers and directors is c/o AirNet, 3939 International Gateway, Columbus, Ohio 43219.

	Amount and Nature of Beneficial Ownership (1)
Name of Beneficial Owner	Common Shares Presently Held		Common Shares Which Can Be Acquired Upon Exercise of Options Currently Exercisable or Which Will Become Exercisable Within 60 Days	Total		Percent of Class (2)

Joel E. Biggerstaff (3)	20,000	(4)	183,270	203,270		2.0%
Russell M. Gertmenian	5,000	(5)	40,400	45,400		(6)
David P. Lauer	2,000		34,400	36,400		(6)
Bruce D. Parker	0		13,600	13,600		(6)
James E. Riddle	5,000		30,400	35,400		(6)
Larry M. Glasscock, Jr. (3)	14,000		20,000	34,000		(6)
Jeffery B. Harris (3)	2,497		62,530	65,027		(6)
Gary W. Qualmann (3)	3,000		16,000	19,000		(6)
Kendall W. Wright (3)	0		30,260	30,260		(6)

All current directors and executive officers as a group (11 individuals) (7)	64,659		475,350	540,009		5.4%
Heartland Advisors, Inc. William J. Nasgovitz 789 North Water Street Milwaukee, WI 53202	1,420,400	(8)	—	1,420,400	(8)	14.0%
Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	1,177,100	(9)	—	1,177,100	(9)	11.6%
Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	858,600	(10)	—	858,600	(10)	8.5%
Phillip Goldstein 60 Heritage Drive Pleasantville, NY 10570	839,500	(11)	—	839,500	(11)	8.3%
FMR Corp. Edward C. Johnson 3d Abigail P. Johnson 82 Devonshire Street Boston, MA 02109	684,200	(12)	—	684,200	(12)	6.8%

(1)                      Unless otherwise indicated, the beneficial owner has sole voting and dispositive power as to all common shares reflected in the table.

(2)                      The percent of class is based upon the sum of (i) 10,118,583 common shares outstanding on March 28, 2005 and (ii) the number of common shares as to which the named person has the right to acquire beneficial ownership upon the exercise of options which are currently exercisable or which will become exercisable within 60 days of March 31, 2005.

(3)                      Individual named in the Summary Compensation Table.

(4)                      Of these 20,000 common shares, 5,000 common shares are held by Mr. Biggerstaff’s minor children in accounts established under the Uniform Gifts to Minors Act.

(5)                      Of these 5,000 common shares, 2,100 common shares are held of record by Mr. Gertmenian’s wife who has sole voting and dispositive power as to the 2,100 common shares.

(6)                      Represents ownership of less than 1% of the outstanding common shares.

(7)                      Includes the five directors identified in the table; Messrs. Glasscock, Harris, and Qualmann; and Robert L. Austin, Senior Vice President, Jetride Services; Craig A. Leach, Vice President, Information Systems; and Wynn D. Peterson, Vice President, Strategic Planning and Analysis.

(8)                      Based on information contained in a Schedule 13G amendment filed with the SEC on January 13, 2005, Heartland Advisors, Inc., a registered investment adviser (“HAI”), and William J. Nasgovitz, President and principal shareholder of HAI, may be deemed to have beneficially owned 1,420,400 common shares as of December 31, 2004, with shared voting power as to 1,330,400 common shares and shared dispositive power as to 1,420,400 common shares.  The Heartland Value Fund, a series of the Heartland Group, Inc., a registered investment company, owns 1,000,000 of the common shares reported (or 9.9% of the outstanding common shares).  The remaining common shares reported are owned by various other accounts managed by HAI on a discretionary basis.  HAI may be deemed to beneficially own the common shares by virtue of its investment discretion and voting authority granted by certain clients, which may be revoked at any time.  Mr. Nasgovitz may be deemed to beneficially own the common shares as a result of his ownership interest in HAI.  HAI and Mr. Nasgovitz specifically disclaim beneficial ownership of the common shares reported and do not admit that they constitute a group.

(9)                      Based on information contained in a Schedule 13G amendment filed with the SEC on January 20, 2005, Royce & Associates, LLC, a registered investment adviser, may be deemed to have beneficially owned 1,177,100 common shares as of December 31, 2004, with sole voting and dispositive power as to all of those common shares.

(10)                Based on information contained in a Schedule 13G amendment filed with the SEC on February 9, 2005, Dimensional Fund Advisors Inc., a registered investment adviser (“Dimensional”), may be deemed to have beneficially owned 858,600 common shares as of December 31, 2004, all of which common shares were held in portfolios of four registered investment companies to which Dimensional furnishes investment advice and of other commingled group trusts and separate accounts for which Dimensional serves as investment manager.  The common shares are owned by these investment companies, trusts and accounts.  In its role as investment adviser and investment manager, Dimensional possesses both sole voting and sole dispositive power as to the common shares held in the portfolios of these investment companies, trusts and accounts.  Dimensional disclaims beneficial ownership of the reported common shares.

(11)                Based on information contained in a Schedule 13D amendment filed with the SEC on March 1, 2005, Phillip Goldstein may be deemed to have beneficially owned 839,500 common shares as of March 1, 2005, with sole voting power as to 336,900 common shares, shared voting power as to 25,000 common shares and sole dispositive power as to 839,500 common shares.  Mr. Goldstein, a self-employed investment advisor, filed a joint 13D amendment with Andrew Dakos as members of a group.  Mr. Dakos may be deemed to have beneficially owned 191,900 common shares (or 1.9% of the outstanding common shares) as of March 1, 2005, with sole voting and dispositive power as to the 191,900 common shares.

(12)                Based on information contained in a Schedule 13G amendment filed with the SEC on February 14, 2005, each of FMR Corp., Edward C. Johnson 3d and Abigail P. Johnson may be deemed to have beneficially owned 684,200 common shares as of December 31, 2004, with sole dispositive power as to those common shares.  Fidelity Management & Research Company, 82 Devonshire Street, Boston, MA 02109 (“Fidelity”), a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, was the beneficial owner of 684,200 common shares (or 6.8% of the outstanding common shares) as a result of acting as investment adviser to various registered investment companies.  The ownership of one investment company, Fidelity Low Priced Stock Fund (the “Fund”), 82 Devonshire Street, Boston, MA 02109, amounted to 684,200 common shares (or 6.8% of the outstanding common shares).  Edward C. Johnson 3d, Chairman of FMR Corp., FMR Corp., through its control of Fidelity, and the Fund each has sole power to dispose of the 684,200 common shares owned by the Fund.  Fidelity carries out the voting of the common shares under written guidelines established by the Fund’s Boards of Trustees, and neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the common shares owned by the Fund.  Members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp.  Mr. Johnson 3d owns 12.0% and Abigail P. Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp.  Abigail P. Johnson is a director of FMR Corp.  The Johnson family group and all other Class B shareholders have entered into a shareholders’ voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares.  Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

ITEM 13 – CERTAIN RELATIONSHIIPS AND RELATED TRANSACTIONS

Russell M. Gertmenian, a director of AirNet, is a partner with Vorys, Sater, Seymour and Pease LLP and currently serves as Vice – Chair of that firm’s Executive Committee.  Vorys, Sater, Seymour and Pease LLP rendered legal services to AirNet during the 2004 fiscal year and continues to do so.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval of Services Performed by Independent Registered Public Accounting Firm

Under applicable SEC rules, the Audit Committee is to pre-approve the audit and non-audit services performed by the independent registered public accounting firm employed by AirNet in order to ensure that they do not impair that firm’s independence from AirNet.  The SEC’s rules specify the types of non-audit services that an independent registered public accounting firm may not provide to its client and establish the Audit Committee’s responsibility for administration of the engagement of the independent registered public accounting firm.

Consistent with the SEC’s rules, the charter of the Audit Committee requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm employed by AirNet or any of its subsidiaries.  The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee and if it does, the decision of that member or members must be presented to the full Audit Committee at its next scheduled meeting.

All requests or applications for services to be provided by the independent registered public accounting firm must be submitted to the Audit Committee by both the independent registered public accounting firm and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules governing the independence of the independent registered public accounting firm.

Fees of Independent Registered Public Accounting Firm

The independent registered public accounting firm of Ernst & Young LLP (“E&Y”) was employed by AirNet during each of the 2004 and 2003 fiscal years.  The aggregate fees billed to AirNet and its subsidiaries by E&Y for professional services rendered in each of the 2004 fiscal year and the 2003 fiscal year were as follows:

	2004 Fiscal Year	2003 Fiscal Year
Audit Fees	$236,985	$191,485
Audit-Related Fees	$17,400	$10,500
Tax Fees	$12,925	$42,890
All Other Fees	$0	$0

Total	$267,310	$244,875

In the above table, in accordance with the applicable SEC rules, “audit fees” include fees for professional services rendered by E&Y in connection with the audit of AirNet’s annual consolidated financial statements and reviews of the consolidated financial statements included in AirNet’s Quarterly Reports on Form 10-Q.  In addition, the “audit fees” for the 2004 fiscal year include fees for services rendered by E&Y in connection with filings made by AirNet with the SEC.  “Audit-related fees” include fees for services rendered in connection with the audit of AirNet’s Retirement Savings Plan and the related Annual Report on Form 11-K filing, and internal control reviews.  “Tax fees” include fees for tax planning, research and compliance services.

All of the services rendered by E&Y to AirNet and its subsidiaries during each of the 2004 fiscal year and the 2003 fiscal year had been pre-approved by the Audit Committee.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)                                  Documents filed as a part of this Annual Report on Form 10-K:

1.               The following consolidated financial statements are included in “Item 8 - Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

2.               Schedule II - Valuation and Qualifying Accounts is included below:

COL A	COL B	COL C Additions		COL D	COL E
Description	Balance at Start of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
Year end December 31, 2004: Deducted from asset accounts; Allowance for doubtful accounts	$515,046	$522,570	$0	$163,172	$874,444

Year end December 31, 2003: Deducted from asset accounts; Allowance for doubtful accounts	$864,888	$328,459	$0	$678,301	$515,046

Year end December 31, 2002: Deducted from asset accounts; Allowance for doubtful accounts	$660,647	$432,290	$0	$228,049	$864,888

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

Incorporated herein by reference from Exhibit 2.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated and filed on July 15, 2003 (File No. 1-13025)

3.1	Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on April 29, 1996	Incorporated herein by reference from Exhibit 2.1 to AirNet Systems, Inc.’s Registration Statement on Form 8-A (File No. 0-28428) filed on May 3, 1996 (the “1996 Form 8-A”)

3.2	Certificate of Amendment to the Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on May 28, 1996	Incorporated herein by reference from Exhibit 4(b) to AirNet Systems, Inc.’s Registration Statement on Form S-8 (Registration No. 333-08189) filed on July 16, 1996 (the “1996 Form S-8”)

3.3	Amended Articles of AirNet Systems, Inc. (as amended through May 28, 1996) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State]	Incorporated herein by reference from Exhibit 4(c) to AirNet Systems, Inc.’s 1996 Form S-8

3.4	Code of Regulations of AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 2.2 to AirNet Systems, Inc.’s 1996 Form 8-A

3.5	Certificate regarding adoption of amendment to Section 1.10 of the Code of Regulations of AirNet Systems, Inc. by the shareholders on May 12, 2000	Incorporated herein by reference from Exhibit 3.1 to AirNet Systems, Inc.’s Form 10-Q for the quarterly period ended June 30, 2000 (File No. 1-13025) (the “June 30, 2000 Form 10-Q”)

3.6	Code of Regulations of AirNet Systems, Inc. (reflecting amendments through May 12, 2000) [for SEC reporting compliance purposes only]	Incorporated herein by reference from Exhibit 3.2 to AirNet Systems, Inc.’s June 30, 2000 Form 10-Q

4.1

Amended and Restated Credit Agreement, dated as of May 28, 2004, among AirNet Systems, Inc., the lenders from time to time party thereto and The Huntington National Bank, as LC Issuer, as Swingline Lender and as Administrative Agent

Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated June 21, 2004 and filed on June 22, 2004 (File No. 1-13025) (the “June 2004 Form 8-K”)

Exhibit No.	Description	Location

4.2	Continuing Security Agreement, dated as of May 28, 2004, between AirNet Systems, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.2 to the June 2004 Form 8-K

4.3	Continuing Security Agreement, dated as of May 28, 2004, between Float Control, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.3 to the June 2004 Form 8-K

4.4	Continuing Security Agreement, dated as of May 28, 2004, between AirNet Management, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.4 to the June 2004 Form 8-K

4.5	Continuing Security Agreement, dated as of May 28, 2004, between Jetride, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.5 to the June 2004 Form 8-K

4.6	Continuing Security Agreement, dated as of May 28, 2004, between timexpress.com, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.6 to the June 2004 Form 8-K

4.7	Continuing Security Agreement, dated as of May 28, 2004, between Fast Forward Solutions, LLC and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.7 to the June 2004 Form 8-K

4.8	Stock Pledge Agreement, dated as of May 28, 2004, between AirNet Systems, Inc. in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.8 to the June 2004 Form 8-K

4.9	Security Agreement Pledge and Assignment of Membership Interest, dated as of May 28, 2004, between AirNet Systems, Inc. and The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.9 to the June 2004 Form 8-K

4.10	Mortgage, Security Agreement and Assignment, dated as of May 28, 2004, between AirNet Systems, Inc. and The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.10 to the June 2004 Form 8-K

4.11	Replacement Subsidiary Guaranty, dated as of May 28, 2004, by AirNet Management, Inc., Float Control, Inc. and Jetride, Inc. in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.11 to the June 2004 Form 8-K

4.12	Subsidiary Guaranty, dated as of May 28, 2004, by timexpress.com, Inc. in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.12 to the June 2004 Form 8-K

4.13	Subsidiary Guaranty, dated as of May 28, 2004, by Fast Forward Solutions, LLC in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.13 to the June 2004 Form 8-K

Exhibit No.	Description	Location

4.14

Waiver Letter, dated as of November 12, 2004, by and among AirNet Systems, Inc., The Huntington National Bank, as agent for and on behalf of the lenders from time to time party thereto, Bank One, N.A., Fifth Third Bank and The Huntington National Bank as a lender and the LC Issuer

Incorporated herein by reference from Exhibit 4.24 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 1-13025) (the “September 30, 2004 Form 10-Q”)

4.15

Change in Terms Agreement, dated as of November 12, 2004, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the Lenders from time to time party to the Amended and Restated Credit Agreement dated May 28, 2004

Incorporated herein by reference from Exhibit 4.25 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.16	Loan and Security Agreement (aircraft) [Loan Number: 1000119495], dated as of June 15, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.17

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119495], issued on June 15, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $7,500,000

Incorporated herein by reference from Exhibit 4.2 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.18	Corporate Guaranty [Loan Number: 1000119495], dated as of June 15, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.3 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.19	Loan and Security Agreement (aircraft) [Loan Number: 1000119641], dated as of June 30, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.4 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.20

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119641], issued on June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000

Incorporated herein by reference from Exhibit 4.5 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.21	Corporate Guaranty [Loan Number: 1000119641], dated as of June 30, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.6 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.22

Acknowledgment of Borrower [Loan Number: 1000119641], dated as of June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”

Incorporated herein by reference from Exhibit 4.7 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.23	Loan and Security Agreement (aircraft) [Loan Number: 1000119649], dated as of June 29, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.8 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

Exhibit No.	Description	Location

4.24

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119649], issued on June 29, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000

Incorporated herein by reference from Exhibit 4.9 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.25	Corporate Guaranty [Loan Number: 1000119649], dated as of June 29, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.10 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.26

Acknowledgment of Borrower [Loan Number: 1000119649], dated as of June 29, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to PNC Leasing, LLC of “Loan Documents”

Incorporated herein by reference from Exhibit 4.11 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.27	Loan and Security Agreement (aircraft) [Loan Number: 1000119650], dated as of June 30, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.12 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.28

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119650], issued on June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000

Incorporated herein by reference from Exhibit 4.13 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.29	Corporate Guaranty [Loan Number: 1000119650], dated as of June 30, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.14 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.30

Acknowledgment of Borrower [Loan Number: 1000119650], dated as of June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”

Incorporated herein by reference from Exhibit 4.15 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.31	Loan and Security Agreement (aircraft) [Loan Number: 1000119771], dated as of July 12, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.16 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.32

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119771], issued on July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000

Incorporated herein by reference from Exhibit 4.17 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.33	Corporate Guaranty [Loan Number: 1000119771], dated as of July 12, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.18 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

Exhibit No.	Description	Location

4.34

Acknowledgment of Borrower [Loan Number: 1000119771], dated as of July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”

Incorporated herein by reference from Exhibit 4.19 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.35	Loan and Security Agreement (aircraft) [Loan Number: 1000119774], dated as of July 12, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.20 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.36

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119774], issued on July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000

Incorporated herein by reference from Exhibit 4.21 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.37	Corporate Guaranty [Loan Number: 1000119774], dated as of July 12, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.22 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.38

Acknowledgment of Borrower [Loan Number: 1000119774], dated as of July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to PNC Leasing, LLC of “Loan Documents”

Incorporated herein by reference from Exhibit 4.23 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.39

Second Change in Terms Agreement, dated as of March 24, 2005, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the Lenders from time to time party to the Amended and Restated Credit Agreement dated May 28, 2004

Filed herewith

4.40

Assignment Agreement, dated as of March 24, 2005, between Fifth Third Bank, as Assignor, and The Huntington National Bank, as Assignee, in respect of rights and obligations under the Amended and Restated Credit Agreement dated May 28, 2004, as amended

Filed herewith

4.41

Assignment Agreement, dated as of March 24, 2005, between Fifth Third Bank, as Assignor, and JPMorgan Chase Bank, N.A. as Assignee, successor by merger to Bank One, N.A., in respect of rights and obligations under the Amended and Restated Credit Agreement dated May 28, 2004, as amended

Filed herewith

Exhibit No.	Description	Location

4.42	Replacement Revolving Loan Note, issued on March 24, 2005, by AirNet Systems, Inc. in favor of The Huntington National Bank in the amount of $18,750,000	Filed herewith

4.43	Replacement Revolving Loan Note, issued on March 24, 2005, by AirNet Systems, Inc. in favor of Bank One, N.A. in the amount of $11,250,000	Filed herewith

4.44	Loan and Security Agreement (aircraft) [Loan Number: 1000122039], dated as of March 24, 2005, between Chase Equipment Leasing Inc. and AirNet Systems, Inc.	Filed herewith

4.45

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000122039], issued on March 24, 2005, by AirNet Systems, Inc. in favor of Chase Equipment Leasing Inc. in the amount of $11,000,000

Filed herewith

4.46	Agreement to furnish instruments defining rights of holders of long-term debt	Filed herewith

10.1*	AirNet Systems, Inc. Amended and Restated 1996 Incentive Stock Plan (reflects amendments through February 17, 2004)	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-13025) (the “2003 Form 10-K”)

10.2

Indemnification Agreement, dated as of May 15, 1996, by and among AirNet Systems, Inc. and Eric P. Roy, Glenn M. Miller, Charles A. Renusch, Guy S. King, Lincoln L. Rutter, Kendall W. Wright and William R. Sumser

Incorporated herein by reference from Exhibit 10.11 to AirNet’s Amendment No. 2 to AirNet Systems Inc.’s Form S-1 Registration Statement (Registration No. 333-03092) filed on May 24, 1996 (“Amendment No. 2 to Form S-1”)

10.3	Indemnification Agreement, dated as of May 15, 1996, between Gerald G. Mercer and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.12 to AirNet Systems, Inc.’s Amendment No. 2 to Form S-1

10.4*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and Joel E. Biggerstaff	Incorporated herein by reference from Exhibit 10.4 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025) (the “2000 Form 10-K”)

Exhibit No.	Description	Location

10.5*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and William R. Sumser	Incorporated herein by reference from Exhibit 10.5 to AirNet Systems, Inc.’s 2000 Form 10-K

10.6*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and Jeffrey B. Harris	Incorporated herein by reference from Exhibit 10.6 to AirNet Systems, Inc.’s 2000 Form 10-K

10.7*	AirNet Systems, Inc. Director Deferred Compensation Plan (reflects amendments through March 17, 2004)	Incorporated herein by reference from Exhibit 10.7 to AirNet Systems, Inc.’s 2003 Form 10-K

10.8*	AirNet Systems, Inc. Salary for Options Conversion Plan, effective February 6, 2000	Incorporated herein by reference from Exhibit 10.8 to AirNet Systems, Inc.’s 2000 Form 10-K

10.9*	Agreement, made as of July 17, 2001, between AirNet Systems, Inc. and Gerald G. Mercer

Incorporated herein by reference from Exhibit 10.9 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-13025) (the “June 30, 2001 Form 10-Q”)

10.10*	Jerry Mercer Transition Agreement, effective May 26, 2001, between AirNet Systems, Inc. and Gerald G. Mercer	Incorporated herein by reference from Exhibit 10.10 to AirNet Systems, Inc.’s June 30, 2001 Form 10-Q

10.11*	Agreement between AirNet Systems, Inc. and Guy King, effective February 7, 2003	Incorporated herein by reference from Exhibit 10.11 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-13025)

10.12

Stock Purchase Agreement, dated as of December 26, 2002, between Gerald G. Mercer and Gryphon Master Fund, L.P. with AirNet Systems, Inc. as a party for purposes of the registration rights provisions contained in Section 7 thereof and Exhibit III attached thereto; and Schedule A to Exhibit 10.1 identifying other substantially identical Stock Purchase Agreements between Gerald G. Mercer and other purchasers as identified in such Schedule A to Exhibit 10.1

Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated January 14, 2003 and filed on January 15, 2003 (File No. 1-13025) (the “January 2003 Form 8-K”)

10.13

Stock Purchase Agreement, dated as of January 9, 2003, between Spring Hill Camps and Bonanza Master Fund, Ltd. with AirNet Systems, Inc. as a party for purposes of the registration rights provisions contained in Section 7 thereof and Exhibit III attached thereto; and Schedule A to Exhibit 10.2 identifying other substantially identical Stock Purchase Agreements between Spring Hill Camps and other purchasers as identified in such Schedule A to Exhibit 10.2

Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s January 2003 From 8-K

Exhibit No.	Description	Location

10.14	Land Lease at Rickenbacker International Airport, dated as of January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.

Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated February 20, 2004 and filed on February 24, 2004 (File No. 1-13025) (the “February 2004 8-K”)

10.15	Leasehold Improvements Purchase Agreement, dated January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.16	Rickenbacker International Airport Operating Agreement, dated January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.3 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.17

Non-Exclusive License Agreement to Conduct an Aeronautical Business at Rickenbacker International Airport, dated as of January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.

Incorporated herein by reference from Exhibit 10.4 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.18

Rickenbacker International Airport Non-Public Self-Fueling Permit for AirNet Systems, Inc., executed by Columbus Regional Airport Authority on January 20, 2004 and by AirNet Systems, Inc. on January 15, 2004

Incorporated herein by reference from Exhibit 10.5 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.19	Rickenbacker International Airport Commingling Fuel Agreement, dated January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.6 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.20	Non-Exclusive Access Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004	Incorporated herein by reference from Exhibit 10.7 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.21	No-Build Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004	Incorporated herein by reference from Exhibit 10.8 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.22	Lease Termination Agreement, entered into to be effective as of December 15, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed December 21, 2004 (File No. 1-13025) (the “December 2004 Form 8-K”)

10.23	Lease, entered into as of December 15, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s December 2004 Form 8-K

10.24	Amendment No.1 to Land Lease, entered into to be effective as of April 5, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.3 to AirNet Systems, Inc.’s December 2004 Form 8-K

10.25	AirNet Systems, Inc. 2004 Stock Incentive Plan (reflects amendments through June 4, 2004)	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (File No. 1-13025)

Exhibit No.	Description	Location

10.26	Summary of Compensation for Directors of AirNet Systems, Inc.	Filed herewith

10.27	Summary of AirNet Systems, Inc. 2005 Incentive Compensation Plan	Filed herewith

10.28	Employment Separation Agreement and Release of Claims, dated December 21, 2004, between AirNet Systems, Inc. and Michael J. Snyder	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed December 28, 2004 (File No. 1-13025)

10.29	Employment Separation Agreement and Release of Claims, entered into on January 14, 2005, between AirNet Systems, Inc. and Kendall W. Wright	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed January 20, 2005 (File No. 1-13025)

14	Code of Business Conduct and Ethics	Incorporated herein by reference from Exhibit 14 to AirNet Systems, Inc.’s 2003 Form 10-K

21	Subsidiaries of AirNet Systems, Inc.	Filed herewith

23	Consent of Ernst & Young LLP	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith

* Denotes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15 of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRNET SYSTEMS, INC.

Dated: March 31, 2005	By:	/s/ Joel E. Biggerstaff
Joel E. Biggerstaff, Chairman of the Board,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ Joel E. Biggerstaff	Chairman of the Board, Chief Executive Officer	March 31, 2005
	Joel E. Biggerstaff	and President (Principal Executive Officer)

	/s/ Gary W. Qualmann	Chief Financial Officer, Treasurer and Secretary	March 31, 2005
	Gary W. Qualmann	(Principal Financial Officer)

	/s/ Denise D. Brown	Controller and Principal Accounting Officer	March 31, 2005
Denise D. Brown

	*Russell M. Gertmenian	Director	March 31, 2005
Russell M. Gertmenian

	*David P. Lauer	Director	March 31, 2005
David P. Lauer

	*Bruce D. Parker	Director	March 31, 2005
Bruce D. Parker

	*James E. Riddle	Director	March 31, 2005
James E. Riddle

*By	/s/ Joel E. Biggerstaff
Joel E. Biggerstaff, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Description	Location

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

Incorporated herein by reference from Exhibit 2.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated and filed on July 15, 2003 (File No. 1-13025)

3.1	Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on April 29, 1996	Incorporated herein by reference from Exhibit 2.1 to AirNet Systems, Inc.’s Registration Statement on Form 8-A (File No. 0-28428) filed on May 3, 1996 (the 1996 Form 8-A”)

3.2	Certificate of Amendment to the Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on May 28, 1996	Incorporated herein by reference from Exhibit 4(b) to AirNet Systems, Inc.’s Registration Statement on Form S-8 (Registration No. 333-08189) filed on July 16, 1996 (the “1996 Form S-8”)

3.3	Amended Articles of AirNet Systems, Inc. (as amended through May 28, 1996) [for SEC reporting compliance purposes only - not filed with the Ohio Secretary of State]	Incorporated herein by reference from Exhibit 4(c) to AirNet Systems, Inc.’s 1996 Form S-8

3.4	Code of Regulations of AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 2.2 to AirNet Systems, Inc.’s 1996 Form 8-A

3.5	Certificate regarding adoption of amendment to Section 1.10 of the Code of Regulations of AirNet Systems, Inc. by the shareholders on May 12, 2000	Incorporated herein by reference from Exhibit 3.1 to AirNet Systems, Inc.’s Form 10-Q for the quarterly period ended June 30, 2000 (File No. 1-13025) (the “June 30, 2000 Form 10-Q”)

3.6	Code of Regulations of AirNet Systems, Inc. (reflecting amendments through May 12, 2000) [for SEC reporting compliance purposes only]	Incorporated herein by reference from Exhibit 3.2 to AirNet Systems, Inc.’s June 30, 2000 Form 10-Q

4.1

Amended and Restated Credit Agreement, dated as of May 28, 2004, among AirNet Systems, Inc., the lenders from time to time party thereto and The Huntington National Bank, as LC Issuer, as Swingline Lender and as Administrative Agent

Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated June 21, 2004 and filed on June 22, 2004 (File No. 1-13025) (the “June 2004 Form 8-K”)

4.2	Continuing Security Agreement, dated as of May 28, 2004, between AirNet Systems, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.2 to the June 2004 Form 8-K

4.3	Continuing Security Agreement, dated as of May 28, 2004, between Float Control, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.3 to the June 2004 Form 8-K

4.4	Continuing Security Agreement, dated as of May 28, 2004, between AirNet Management, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.4 to the June 2004 Form 8-K

4.5	Continuing Security Agreement, dated as of May 28, 2004, between Jetride, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.5 to the June 2004 Form 8-K

4.6	Continuing Security Agreement, dated as of May 28, 2004, between timexpress.com, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.6 to the June 2004 Form 8-K

4.7	Continuing Security Agreement, dated as of May 28, 2004, between Fast Forward Solutions, LLC and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.7 to the June 2004 Form 8-K

4.8	Stock Pledge Agreement, dated as of May 28, 2004, between AirNet Systems, Inc. in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.8 to the June 2004 Form 8-K

4.9	Security Agreement Pledge and Assignment of Membership Interest, dated as of May 28, 2004, between AirNet Systems, Inc. and The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.9 to the June 2004 Form 8-K

4.10	Mortgage, Security Agreement and Assignment, dated as of May 28, 2004, between AirNet Systems, Inc. and The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.10 to the June 2004 Form 8-K

4.11	Replacement Subsidiary Guaranty, dated as of May 28, 2004, by AirNet Management, Inc., Float Control, Inc. and Jetride, Inc. in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.11 to the June 2004 Form 8-K

4.12	Subsidiary Guaranty, dated as of May 28, 2004, by timexpress.com, Inc. in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.12 to the June 2004 Form 8-K

4.13	Subsidiary Guaranty, dated as of May 28, 2004, by Fast Forward Solutions, LLC in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.13 to the June 2004 Form 8-K

4.14

Waiver Letter, dated as of November 12, 2004, by and among AirNet Systems, Inc., The Huntington National Bank, as agent for and on behalf of the lenders from time to time party thereto, Bank One, N.A., Fifth Third Bank and The Huntington National Bank as a lender and the LC Issuer

Incorporated herein by reference from Exhibit 4.24 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 1-13025) (the “September 30, 2004 Form 10-Q”)

4.15

Change in Terms Agreement, dated as of November 12, 2004, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the Lenders from time to time party to the Amended and Restated Credit Agreement dated May 28, 2004

Incorporated herein by reference from Exhibit 4.25 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.16	Loan and Security Agreement (aircraft) [Loan Number: 1000119495], dated as of June 15, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.17

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119495], issued on June 15, 2004, by Jetride, inc. in favor of Banc One Leasing Corporation in the amount of $7,500,000

Incorporated herein by reference from Exhibit 4.2 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.18	Corporate Guaranty [Loan Number: 1000119495], dated as of June 15, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.3 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.19	Loan and Security Agreement (aircraft) [Loan Number: 1000119641], dated as of June 30, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.4 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.20

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119641], issued on June 30, 2004, by Jetride, inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000

Incorporated herein by reference from Exhibit 4.5 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.21	Corporate Guaranty [Loan Number: 1000119641], dated as of June 30, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.6 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.22

Acknowledgment of Borrower [Loan Number: 1000119641], dated as of June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”

Incorporated herein by reference from Exhibit 4.7 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.23	Loan and Security Agreement (aircraft) [Loan Number: 1000119649], dated as of June 29, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.8 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.24

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119649], issued on June 29, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000

Incorporated herein by reference from Exhibit 4.9 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.25	Corporate Guaranty [Loan Number: 1000119649], dated as of June 29, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.10 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.26

Acknowledgment of Borrower [Loan Number: 1000119649], dated as of June 29, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to PNC Leasing, LLC of “Loan Documents”

Incorporated herein by reference from Exhibit 4.11 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.27	Loan and Security Agreement (aircraft) [Loan Number: 1000119650], dated as of June 30, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.12 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.28

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119650], issued on June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000

Incorporated herein by reference from Exhibit 4.13 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.29	Corporate Guaranty [Loan Number: 1000119650], dated as of June 30, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.14 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.30

Acknowledgment of Borrower [Loan Number: 1000119650], dated as of June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”

Incorporated herein by reference from Exhibit 4.15 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.31	Loan and Security Agreement (aircraft) [Loan Number: 1000119771], dated as of July 12, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.16 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.32

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119771], issued on July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000

Incorporated herein by reference from Exhibit 4.17 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.33	Corporate Guaranty [Loan Number: 1000119771], dated as of July 12, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.18 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.34

Acknowledgment of Borrower [Loan Number: 1000119771], dated as of July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”

Incorporated herein by reference from Exhibit 4.19 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.35	Loan and Security Agreement (aircraft) [Loan Number: 1000119774], dated as of July 12, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.20 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.36

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119774], issued on July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000

Incorporated herein by reference from Exhibit 4.21 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.37	Corporate Guaranty [Loan Number: 1000119774], dated as of July 12, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.22 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.38

Acknowledgment of Borrower [Loan Number: 1000119774], dated as of July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to PNC Leasing, LLC of “Loan Documents”

Incorporated herein by reference from Exhibit 4.23 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.39

Second Change in Terms Agreement, dated as of March 24, 2005, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the Lenders from time to time party to the Amended and Restated Credit Agreement dated May 28, 2004

Filed herewith

4.40

Assignment Agreement, dated as of March 24, 2005, between Fifth Third Bank, as Assignor, and The Huntington National Bank, as Assignee, in respect of rights and obligations under the Amended and Restated Credit Agreement dated May 28, 2004, as amended

Filed herewith

4.41

Assignment Agreement, dated as of March 24, 2005, between Fifth Third Bank, as Assignor, and JPMorgan Chase Bank, N.A., as Assignee, successor by merger to Bank One, N.A., in respect of rights and obligations under the Amended and Restated Credit Agreement dated May 28, 2004 as amended

Filed herewith

4.42	Replacement Revolving Loan Note, issued on March 24, 2005, by AirNet Systems, Inc. in favor of The Huntington National Bank in the amount of $18,750,000	Filed herewith

4.43	Replacement Revolving Loan Note, issued on March 24, 2005, by AirNet Systems, Inc. in favor of Bank One, N.A. in the amount of $11,250,000	Filed herewith

4.44	Loan and Security Agreement (aircraft) [Loan Number: 1000122039], dated as of March 24, 2005, between Chase Equipment Leasing, Inc. and AirNet Systems, Inc.	Filed herewith

4.45

Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000122039], issued on March 24, 2005, by AirNet Systems, Inc. in favor of Chase Equipment Leasing, Inc. in the amount of $11,000,000

Filed herewith

4.46	Agreement to furnish instruments defining rights of holders of long-term debt	Filed herewith

10.1*	AirNet Systems, Inc. Amended and Restated 1996 Incentive Stock Plan (reflects amendments through February 17, 2004)	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-13025) (the “2003 Form 10-K”)

10.2

Indemnification Agreement, dated as of May 15, 1996, by and among AirNet Systems, Inc. and Eric P. Roy, Glenn M. Miller, Charles A. Renusch, Guy S. King, Lincoln L. Rutter, Kendall W. Wright and William R. Sumser

Incorporated herein by reference from Exhibit 10.11 to AirNet’s Amendment No. 2 to AirNet Systems Inc.’s Form S-1 Registration Statement (Registration No. 333-03092) filed on May 24, 1996 (“Amendment No. 2 to Form S-1”)

10.3	Indemnification Agreement, dated as of May 15, 1996, between Gerald G. Mercer and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.12 to AirNet Systems, Inc.’s Amendment No. 2 to Form S-1

10.4*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and Joel E. Biggerstaff	Incorporated herein by reference from Exhibit 10.4 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025) (the “2000 Form 10-K”)

10.5*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and William R. Sumser	Incorporated herein by reference from Exhibit 10.5 to AirNet Systems, Inc.’s 2000 Form 10-K

10.6*	Employment Agreement, effective March 1, 2001, between AirNet Systems, Inc. and Jeffrey B. Harris	Incorporated herein by reference from Exhibit 10.6 to AirNet Systems, Inc.’s 2000 Form 10-K

10.7*	AirNet Systems, Inc. Director Deferred Compensation Plan (reflects amendments through March 17, 2004)	Incorporated herein by reference from Exhibit 10.7 to AirNet Systems, Inc.’s 2003 Form 10-K

10.8*	AirNet Systems, Inc. Salary for Options Conversion Plan, effective February 6, 2000	Incorporated herein by reference from Exhibit 10.8 to AirNet Systems, Inc.’s 2000 Form 10-K

10.9*	Agreement, made as of July 17, 2001, between AirNet Systems, Inc. and Gerald G. Mercer

Incorporated herein by reference from Exhibit 10.9 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-13025) (the “June 30, 2001 Form 10-Q”)

10.10*	Jerry Mercer Transition Agreement, effective May 26, 2001, between AirNet Systems, Inc. and Gerald G. Mercer	Incorporated herein by reference from Exhibit 10.10 to AirNet Systems, Inc.’s June 30, 2001 Form 10-Q

10.11*	Agreement between AirNet Systems, Inc. and Guy King, effective February 7, 2003	Incorporated herein by reference from Exhibit 10.11 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 1-13025)

10.12

Stock Purchase Agreement, dated as of December 26, 2002, between Gerald G. Mercer and Gryphon Master Fund, L.P. with AirNet Systems, Inc. as a party for purposes of the registration rights provisions contained in Section 7 thereof and Exhibit III attached thereto; and Schedule A to Exhibit 10.1 identifying other substantially identical Stock Purchase Agreements between Gerald G. Mercer and other purchasers as identified in such Schedule A to Exhibit 10.1

Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated January 14, 2003 and filed on January 15, 2003 (File No. 1-13025) (the “January 2003 Form 8-K”)

10.13

Stock Purchase Agreement, dated as of January 9, 2003, between Spring Hill Camps and Bonanza Master Fund, Ltd. with AirNet Systems, Inc. as a party for purposes of the registration rights provisions contained in Section 7 thereof and Exhibit III attached thereto; and Schedule A to Exhibit 10.2 identifying other substantially identical Stock Purchase Agreements between Spring Hill Camps and other purchasers as identified in such Schedule A to Exhibit 10.2

Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s January 2003 From 8-K

10.14	Land Lease at Rickenbacker International Airport, dated as of January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.

Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated February 20, 2004 and filed on February 24, 2004 (File No. 1-13025) (the “February 2004 8-K”)

10.15	Leasehold Improvements Purchase Agreement, dated January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.16	Rickenbacker International Airport Operating Agreement, dated January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.3 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.17

Non-Exclusive License Agreement to Conduct an Aeronautical Business at Rickenbacker International Airport, dated as of January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.

Incorporated herein by reference from Exhibit 10.4 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.18

Rickenbacker International Airport Non-Public Self-Fueling Permit for AirNet Systems, Inc., executed by Columbus Regional Airport Authority on January 20, 2004 and by AirNet Systems, Inc. on January 15, 2004

Incorporated herein by reference from Exhibit 10.5 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.19	Rickenbacker International Airport Commingling Fuel Agreement, dated January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.6 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.20	Non-Exclusive Access Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004	Incorporated herein by reference from Exhibit 10.7 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.21	No-Build Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004	Incorporated herein by reference from Exhibit 10.8 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.22	Lease Termination Agreement, entered into to be effective as of December 15, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed December 21, 2004 (File No. 1-13025) (the “December 2004 Form 8-K”)

10.23	Lease, entered into as of December 15, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s December 2004 Form 8-K

10.24	Amendment No.1 to Land Lease, entered into to be effective as of April 5, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.3 to AirNet Systems, Inc.’s December 2004 Form 8-K

10.25	AirNet Systems, Inc. 2004 Stock Incentive Plan (reflects amendments through June 4, 2004)	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (File No. 1-13025)

10.26	Summary of Compensation for Directors of AirNet Systems, Inc.	Filed herewith

10.27	Summary of AirNet Systems, Inc. 2005 Incentive Compensation Plan	Filed herewith

10.28	Employment Separation Agreement and Release of Claims, dated December 21, 2004, between AirNet Systems, Inc. and Michael J. Snyder	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed December 28, 2004 (File No. 1-13025)

10.29	Employment Separation Agreement and Release of Claims, entered into on January 14, 2005, between AirNet Systems, Inc. and Kendall W. Wright	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed January 20, 2005 (File No. 1-13025)

14	Code of Business Conduct and Ethics	Incorporated herein by reference from Exhibit 14 to AirNet Systems, Inc.’s 2003 Form 10-K

21	Subsidiaries of AirNet Systems, Inc.	Filed herewith

23	Consent of Ernst & Young LLP	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith