Form 10-Q
period 2005-03-31
AIRNET SYSTEMS INC
filed 2005-05-12
CIK 1011696

221-8427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-13025

AirNet Systems, Inc.

(Exact name of registrant as specified in its charter)

Ohio	31-1458309
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

7250 Star Check Drive
Columbus, Ohio 43217
(Address of principal executive offices) (Zip Code)

(614) 409-4900
(Registrant’s telephone number, including area code)

3939 International Gateway
Columbus, Ohio 43219

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

     As of May 2, 2005, 10,126,824 of the registrant’s common shares, par value $0.01, were outstanding.

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
In thousands, except par value	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$850	$1,086
Accounts receivable, less allowances	25,833	24,591
Inventory	404	502
Taxes receivable	1,201	1,137
Deferred income taxes	365	187
Deposits and prepaids	2,722	2,820

Total current assets	31,375	30,323

Net property and equipment	111,025	106,816

Deposits and other assets	331	331

Total assets	$142,731	$137,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,553	$11,311
Salaries and related liabilities	4,331	4,496
Deferred revenue	—	102
Accrued expenses	661	912
Current portion of notes payable	3,108	3,076

Total current liabilities	19,653	19,897

Other liabilities	520	670
Notes payable, less current portion	61,658	59,169
Deferred income taxes	8,883	7,268

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,763 shares issued at March 31, 2005 and at December 31, 2004	128	128
Additional paid-in-capital	76,719	76,835
Retained earnings (deficit)	(691)	(2,208)
Accumulated other comprehensive loss	(10)	(13)
Treasury shares, 2,635 and 2,644 shares held at cost at March 31, 2005 and December 31, 2004, respectively	(24,129)	(24,276)

Total shareholders’ equity	52,017	50,466

Total liabilities and shareholders’ equity	$142,731	$137,470

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	March 31,
In thousands, except per share data	2005	2004
NET REVENUES
Delivery services, net of excise tax:
Bank services	$27,293	$25,832
Express services	13,105	10,798

Total delivery services revenues	40,398	36,630

Passenger charter services	9,328	3,650
Aviation services and other operations	167	191

Total net revenues	49,893	40,471

COSTS AND EXPENSES
Wages and benefits	6,204	5,872
Aircraft fuel	8,254	5,536
Aircraft maintenance	5,387	3,191
Contracted air costs	3,268	3,071
Ground courier	7,889	7,142
Depreciation	3,642	4,889
Insurance, rent and landing fees	2,810	2,564
Travel, training and other	3,195	2,272
Selling, general and administrative	5,487	4,720
Net (gain) loss on disposition of assets	(50)	292

Total costs and expenses	46,086	39,549

Income from operations	3,807	922
Interest expense	855	367

Income before income taxes	2,952	555
Provision for income taxes	1,435	239

Net income	$1,517	$316

Net income per share — basic and diluted	$0.15	$0.03

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Three Months Ended
	March 31,
In thousands	2005	2004
Operating activities:
Net income	$1,517	$316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,642	4,889
Deferred taxes	1,437	(4)
Provision for losses on accounts receivable	18	89
(Gain) loss on disposition of assets	(50)	292
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(1,260)	(1,444)
Inventory	98	(858)
Deposits and prepaids	98	425
Accounts payable	91	1,347
Deferred revenues and accrued expenses	(353)	2,192
Taxes receivable	(63)	181
Salaries and related liabilities	(165)	(1,163)
Other, net	2	81

Net cash provided by operating activities	5,012	6,343

Investing activities:
Purchases of property and equipment	(7,900)	(9,803)
Proceeds from sales of property and equipment	100	798

Net cash used in investing activities	(7,800)	(9,005)

Financing activities:
Proceeds from incentive stock plan programs	30	112
Net borrowings (repayments) under revolving credit facilities	3,000	(1,318)
Borrowings under term loans	—	6,000
Repayments of term loans	(478)	—

Net cash provided by financing activities	2,552	4,794

Net increase (decrease) in cash	(236)	2,132
Cash and cash equivalents at beginning of period	1,086	125

Cash and cash equivalents at end of period	$850	$2,257

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

The accompanying condensed consolidated financial statements include the accounts of AirNet Systems, Inc. and its subsidiaries. These financial statements are unaudited and have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by the instructions for Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the full year.

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

Certain reclassifications have been made in the prior year’s financial statements to conform to the presentation for the three months ended March 31, 2005.

2. Segment Reporting

AirNet operates a fully integrated national air transportation network and has determined that its reportable segments are based on AirNet’s methods of internal reporting and management structure. AirNet’s reportable segments are Delivery Services, which provides delivery service of time-critical shipments for Bank customers and other Express customers, and Passenger Charter Services (provided by Jetride, Inc., a wholly-owned subsidiary of AirNet). AirNet evaluates segment performance based on several factors, of which the primary financial measure is contribution margin. Contribution margin represents the net revenues of the reporting segment less costs and expenses directly associated with the reporting segment, but does not include interest and income taxes and certain selling, general and administrative costs. The accounting policies used for segment reporting are the same as those used for consolidated reporting described in the summary of Significant Accounting Policies included in Note 1 of the Notes to Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data” of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There were no material amounts of revenues or transfers between reportable segments.

Financial information for the three months ended March 31 by business segment follows (in thousands):

	2005	2004
Net Revenues
Delivery Services	$40,398	$36,630
Passenger Charter Services	9,328	3,650

Total Net Revenues	$49,726	$40,280

Contribution Margin
Delivery Services	$6,396	$3,518
Passenger Charter Services	1,509	809

Total Contribution Margin	$7,905	$4,327

Depreciation Expense
Delivery Services	$2,927	$4,339
Passenger Charter Services	526	298

Total Depreciation Expense	$3,453	$4,637

A reconciliation of reportable segment net revenues to total net revenues follows (in thousands):

	2005	2004
Reportable segment net revenues	$49,726	$40,280
Aviation services and other	167	191

Total net revenues	$49,893	$40,471

A reconciliation of reportable segment contribution margin to income from operations follows (in thousands):

	2005	2004
Reportable segment contribution margin	$7,905	$4,327
Total selling, general and administrative costs, net of (gain) loss on disposition of assets of ($50) and $292 at March 31, 2005 and 2004, respectively	(5,437)	(5,012)
Direct selling and administrative expenses included in segment contribution margin	1,339	1,607

Income from operations	$3,807	$922

A reconciliation of reportable segment depreciation expense to total depreciation expense follows (in thousands):

	2005	2004
Reportable segment depreciation	$3,453	$4,637
Corporate depreciation	189	252

Total depreciation expense	$3,642	$4,889

3. Stock Plans and Awards

At March 31, 2005, AirNet had two stock-based employee compensation plans, the Amended and Restated 1996 Incentive Stock Plan and the 2004 Stock Incentive Plan. AirNet has accounted for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans have an exercise price equal to the market value of the underlying common shares on the date of grant. Pro forma information regarding net income and net income per share is required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148), and has been determined as if AirNet had accounted for its employee stock options under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).

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

SFAS No. 123(R) must be adopted no later than the first annual period beginning after June 15, 2005. AirNet expects to adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits companies to adopt its requirements using one of two methods:

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

AirNet plans to adopt SFAS No. 123(R) using the modified prospective method. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had AirNet adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and net income per share below. AirNet does not anticipate that adoption of SFAS No. 123(R) will have a material impact on its results of operations or its financial position. However, SFAS No. 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While AirNet cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material.

AirNet adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the “modified prospective method” described in SFAS No. 148. Currently, AirNet uses the Black-Scholes option pricing model to estimate the value of stock options granted to employees for purposes of computing the pro forma disclosures required by SFAS No. 123.

The following table illustrates the effect on net income and net income per share if AirNet had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net income, as reported	$1,517	$316

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(15)	(80)

Pro forma net income	$1,502	$236

Net income per share – basic and diluted:
As reported	$.15	$.03
Pro forma	$.15	$.02

4. Income Per Share

     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Net income	$1,517	$316

Denominator:
Basic – weighted average shares outstanding	10,089	10,049

Diluted
Stock options–employees, officers, and directors	5	32

Adjusted weighted average shares outstanding	10,094	10,081

Net income per share from operations – Basic and diluted	$.15	$.03

Common shares subject to outstanding stock options excluded from the diluted adjusted weighted average shares outstanding calculation were 851,970 and 740,120 for the three months ended March 31, 2005 and 2004, respectively. These options were antidilutive and excluded from the calculation because the exercise price of these options was greater than the average fair market value of the underlying common shares in the respective periods.

5. Comprehensive Income

Comprehensive income is comprised of net income of AirNet and the change in the fair value of interest rate swap agreements and foreign currency translation adjustment, net of income taxes. Comprehensive income for the three months ended March 31, 2005 and 2004 was $1,514,000 and $316,000, respectively.

6. Bank Financing Matters

Term Notes and Revolving Credit Facility

In September 2002, AirNet entered into a $35.0 million unsecured revolving credit facility and a five-year $20.0 million unsecured term loan (collectively, the “Credit Agreement”). The term loan required quarterly installments of $1.0 million beginning in December 2002 and continuing through September 30, 2007. The revolving credit facility under the Credit Agreement was originally scheduled to expire on September 30, 2005 and the secured term loan was to mature on September 30, 2007.

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

The Amended Credit Agreement provides for a secured revolving credit facility of up to $35.0 million and a secured term loan in the aggregate amount of $14.0 million. The amount of revolving loans available under the Amended Credit Agreement is limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio. At March 31, 2005, as a result of the various timing and duration of short-term debt maturities, the interest rate was between 4.0% and 5.0%.

As of March 31, 2005, $22.5 million was outstanding under the secured revolving credit facility which is included in Notes payable, less current portion in the Condensed Consolidated Balance Sheet. In addition, AirNet had $1.7 million in letters of credit outstanding as of such date related to insurance programs, which reduced the amount available under the revolving credit facility. After giving effect to the Second Change in Terms Agreement discussed below, AirNet had approximately $7.5 million available to borrow on its secured revolving credit facility under the Amended Credit Agreement as of March 31, 2005.

As a result of the impairment charge recorded in September 2004 as described in Note 2 of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, AirNet was not in compliance with the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2004, and AirNet would not have been in compliance with the minimum consolidated tangible net worth requirement as of December 31, 2004. On November 12, 2004, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “First Change in Terms Agreement”). The First Change in Terms Agreement modified the fixed charge coverage ratio, the leverage ratio, and the minimum consolidated tangible net worth financial covenants in such a manner that, on a going-forward basis, the impairment charge, in and of itself, would not cause a default of these financial covenants in the future. At the same time as the First Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the impairment charge.

On March 24, 2005, AirNet and its lenders entered into a “Second Change in Terms Agreement” that further modified the terms and conditions of the Amended Credit Agreement. In accordance with the Second Change in Terms Agreement, AirNet prepaid in full the remaining $11.0 million balance outstanding on its secured term loan. Upon the prepayment of the term loan, the term loan portion of the Amended Credit Agreement was terminated. In addition, the revolving credit facility under the Amended Credit Agreement was reduced from $35.0 million to $30.0 million. In the event AirNet secures permanent financing on all or a portion of its Rickenbacker Facility, the revolving credit facility will be reduced from $30.0 million to $25.0 million. Under the Second Change in Terms Agreement, the term of the revolving credit facility was extended from September 30, 2005 to October 15, 2006. The December 31, 2004 Condensed Consolidated Balance Sheet gives effect to the Second Change in Terms Agreement entered into on March 24, 2005. The Second Change in Terms Agreement also provided for the release of certain fixed assets that were securing the loans under the Amended Credit Facility and modified certain other financial covenants.

Other Term Notes

On March 24, 2005, AirNet entered into a three-year term loan totaling $11.0 million with a fixed interest rate of 8.12%. This term loan is secured by seven Cessna Caravans and nine Learjet 35’s from AirNet’s cargo aircraft fleet with a combined net book value as of March 31, 2005 of approximately $19.9 million. The aircraft securing this loan were released from the collateral securing the loans under Amended Credit Agreement in accordance with the Second Change in Terms Agreement. The proceeds from this term loan were used to prepay in full AirNet’s term loan under the Amended Credit Facility as described above. The December 31, 2004 Condensed Consolidated Balance Sheet reflects the reclassification of approximately $22.4 million from current to long-term notes payable as a result of the extension of the Amended Credit Facility under the Second Change in Terms Agreement and the financing of the cargo aircraft described above.

During the second quarter of 2004, Jetride entered into four seven-year term loans totaling $22.5 million with fixed interest rates of approximately 6.7%. In July 2004, Jetride financed two additional passenger charter Learjet 60’s for the Passenger Charter fleet at $5.0 million each with seven year terms and fixed rates of approximately 6.5%, for a total of $32.5 million in financing related to AirNet’s Passenger Charter services. As of March 31, 2005, there was $31.2 million outstanding under all six loans. These term loans are secured by aircraft used in the Passenger Charter fleet with a total book value of $40.2 million at March 31, 2005. Each of the term loans is guaranteed by AirNet. AirNet incurred $0.5 million in interest expense in the first quarter of 2005 related to the financing of the nine Passenger Charter aircraft under all six loans.

7. Income Taxes

The effective income tax rate for the three months ended March 31, 2005 varies from the statutory rates due to a valuation allowance for anticipated increases in net operating loss carryforwards and Alternative Minimum Tax Credit carryforwards.

8. Subsequent Events

AirNet has received written notice from The Clearing House (“TCH”) that TCH and its participating member institutions intend to terminate, effective Tuesday, May 31, 2005, the air transportation services provided by AirNet on West Coast routes for TCH and its participating member institutions, due to the availability of electronic collection alternatives. During AirNet’s fiscal year ended December 31, 2004 and first quarter ended March 31, 2005, these air transportation services accounted for approximately $4.5 million and $1.2 million, respectively, of AirNet’s Bank services revenues (including $200,000 and $85,000, respectively, in fuel surcharge revenues).

In addition, AirNet was notified by an individual bank customer, by letter dated April 26, 2005, that the bank was terminating AirNet’s transportation services for a route out of a city in the southwestern U.S. AirNet has been negotiating potential pricing and volume changes with three other bank customers who also dispatch from this city; however, AirNet was unable to reach an agreement on terms for continuing service. Accordingly, service for these banks on this route was discontinued on April 28, 2005. During AirNet’s fiscal year ended December 31, 2004 and first quarter ended March 31, 2005, the air transportation services to these four banks related to this route accounted for approximately $2.1 million and $0.4 million, respectively, of AirNet’s Bank services revenues (including $100,000 and $35,000, respectively in fuel surcharge revenues).

In response to these notifications, AirNet has been planning changes in its route schedule and other cost reduction strategies to reduce the financial impact of these revenue losses. To date, AirNet has been able to identify direct cost reductions related to eliminating these routes of approximately forty percent of the revenue loss. In addition, AirNet is negotiating rate increases with bank customers which would become effective June 1, 2005 and is seeking to provide other transportation services on other routes to mitigate the revenue decreases described above. No assurance can be given that the rate increases will become effective or will be sufficient, together with the cost reductions, to replace the margin contributed by the discontinued transportation services.

On May 4, 2005, AirNet announced that the Board of Directors (the “Board”) had unanimously authorized Brown Gibbons Lang & Company (“BGL”) to solicit potential offers to acquire AirNet. BGL was previously engaged to serve as AirNet’s exclusive financial advisor and investment banker to review, develop and evaluate various strategic alternatives to enhance shareholder value. The Board’s decision comes after careful consideration of and is consistent with the recommendations provided by BGL.

AirNet’s Board also established a Special Committee consisting solely of the independent directors to oversee the marketing process. AirNet, through the Special Committee and Board, reserves the right to alter or terminate the marketing process at any time. At this point in time, the Board has not authorized the sale of AirNet.

By taking these steps, AirNet’s Board is seeking to increase shareholder value while addressing the resource needs in its growing businesses amid the challenges arising from the evolution of electronic settlement alternatives in the Bank marketplace.

AirNet anticipates that initial indications of interest will be received within approximately ninety days. AirNet does not expect to comment further publicly with respect to the marketing process until AirNet deems it appropriate to do so. In view of the marketing process, the AirNet’s Annual Meeting of Shareholders will be postponed until later in the year.

AIRNET SYSTEMS, INC.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

Except for the historical information contained in this Form 10-Q, the matters discussed, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet’s management, are forward-looking statements that involve risks and uncertainties. When used in this document, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “may”, “plan”, “project” and similar expressions are intended to be among statements that identify forward-looking statements. Such statements involve risks and uncertainties including, but not limited to, the following which could cause actual results to differ materially from any forward-looking statement: potential regulatory changes by the Federal Aviation Administration (“FAA”), Department of Transportation (“DOT”) and Transportation Security Administration (“TSA”), which could increase the regulation of AirNet’s business, or the Federal Reserve, which could change the competitive environment of transporting cancelled checks; changes in check processing and shipment patterns of bank customers; the continued acceleration of migration of AirNet’s Bank customers to electronic alternatives to the physical movement of cancelled checks; disruptions to operations due to adverse weather conditions, air traffic-control related constraints or aircraft accidents; potential further declines in the values of aircraft in AirNet’s fleet and any related asset impairment charges; the ability to successfully market the Passenger Charter business in light of global changes in the commercial airline industry; potential changes in locally and federally mandated security requirements; increases in aviation fuel costs not fully offset by AirNet’s fuel surcharge program; acts of war and terrorist activities; the acceptance of AirNet’s time-critical service offerings within targeted Express markets; technological advances and increases in the use of electronic funds transfers; the availability and cost of financing required for operations; the impact of unusual items resulting from ongoing evaluations of our business strategies; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. Please refer to the sections captioned “Forward-looking statements” and “Risk Factors” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 of AirNet Systems, Inc. (File No. 1-13025) for additional details relating to risk factors that could affect AirNet’s results and cause those results to differ materially from those expressed in forward-looking statements.

General

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. AirNet maintains a thorough process to review the application of its accounting policies and to evaluate the appropriateness of the estimates; however, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Certain estimates that have a significant effect on quarterly results, such as incentive compensation expense and the effective income tax rates, could require substantial adjustments from quarter to quarter due to changes in estimates of net income for the year.

Management has discussed the development and selection of AirNet’s critical accounting policies and estimates with the Audit Committee of AirNet Systems, Inc.’s Board of Directors and with its independent registered public accounting firm. AirNet’s critical accounting policies have not changed significantly from the policies disclosed in Item 7 of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

AirNet’s audited consolidated financial statements for the fiscal year ended December 31, 2004, included in Item 8 of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, contain additional disclosures regarding AirNet’s significant accounting policies and Item 7 of that Annual Report on Form 10-K includes a summary of AirNet’s critical accounting policies. The information appearing therein may be useful when reading this discussion and analysis of financial condition and results of operations.

Results of Operations

Net Revenues

	Three Months Ending				Increase (Decrease)
	March 31,				2005 to 2004
Dollars in '000's		% of		% of
Net Revenues	2005	Total	2004	Total	Dollars ($)	Percentage (%)

Delivery Services Revenues:
Bank Services	$27,293	54.7%	$25,832	63.8%	$1,461	5.7%
Express Services	13,105	26.3%	10,798	26.7%	2,307	21.4%

Total Delivery Services Revenues	40,398	81.0%	36,630	90.5%	3,768	10.3%
Passenger Charter Services Revenues	9,328	18.7%	3,650	9.0%	5,678	155.6%
Aviation Services and Other Revenues	167	0.3%	191	0.5%	(24)	(12.6)%

Total Net Revenues	$49,893	100.0%	$40,471	100.0%	$9,422	23.3%

AirNet has experienced overall net revenue growth for the three months ended March 31, 2005 over the same period of the prior year. This can be attributed to several factors including significant growth in Passenger Charter services as well as additional fuel surcharge revenues.

AirNet assesses its customers a fuel surcharge which is based on the Oil Price Index Summary – Columbus, Ohio (OPIS-CMH index). As index rates increase above a set threshold, surcharge rates increase. The first quarter 2005 average annual price on the OPIS index increased approximately 36% from the first quarter 2004 average annual price.

Bank Services Revenues

	Three Months Ending		Increase (Decrease)
Dollars in '000's	March 31,		2005 to 2004
Bank Services Revenues	2005	2004	Dollars ($)	Percentage (%)

Bank Services Revenues, Net of Federal Excise Tax	$25,182	$24,878	$304	1.2%
Fuel Surcharge	2,111	954	1,157	121.3%

Total Net Bank Services Revenues	$27,293	$25,832	$1,461	5.7%

Bank services revenues (excluding the impact of the fuel surcharge and federal excise taxes) increased slightly in the quarter as AirNet continues to focus on additional services for banks beyond cancelled check transportation, such as proof of deposit and interoffice mail delivery services. Because the density of cancelled check shipments is much greater than the typical Express shipment, profit margins on Bank shipments are substantially higher than Express shipments after considering cubic dimensions. Increased fuel prices during the first quarter 2005 resulted in significantly higher fuel surcharge revenues compared to the same quarter in 2004.

AirNet believes that lower check delivery volume as a result of the declining use of checks and electronic alternatives to the physical movement of cancelled checks will contribute to a significant reduction in Bank services revenues and the contribution margin from Delivery Services in future periods.

During the first quarter of 2005, AirNet received written notice, by letter dated February 25, 2005, from The Clearing House (“TCH”) that TCH and its participating member institutions intended to terminate, effective Tuesday, May 31, 2005, the air transportation services provided by AirNet on West Coast routes for TCH and its participating member institutions, due to the availability of electronic collection alternatives. During AirNet’s fiscal year ended December 31, 2004 and first quarter ended March 31, 2005, these air transportation services accounted for approximately $4.5 million and $1.2 million, respectively, of AirNet’s Bank services revenues (including $200,000 and $85,000, respectively, in fuel surcharge revenues).

In addition, AirNet was notified by an individual bank customer, by letter dated April 26, 2005, that the bank was terminating AirNet’s transportation services for a route out of a city in the southwestern U.S. This bank had notified

AirNet orally in February 2005 that the bank was considering eliminating this route. Since that time, AirNet has been negotiating potential pricing and volume changes with three other bank customers who also dispatch from this city; however, AirNet was unable to reach an agreement on terms for continuing service. Accordingly, service for these banks on this route was discontinued on April 28, 2005. During AirNet’s fiscal year ended December 31, 2004 and first quarter ended March 31, 2005, the air transportation services to these four banks related to this route accounted for approximately $2.1 million and $0.4 million, respectively, of AirNet’s Bank services revenues (including $100,000 and $35,000, respectively in fuel surcharge revenues).

In response to these notifications, AirNet has been planning changes in its route schedule and other cost reduction strategies to reduce the financial impact of these revenue losses. To date, AirNet has been able to identify direct cost reductions related to eliminating these routes of approximately forty percent of the revenue loss. In addition, AirNet is negotiating rate increases with bank customers which would become effective June 1, 2005 and is seeking to provide other transportation services on other routes to mitigate the revenue decreases described above. No assurance can be given that the rate increases will become effective or will be sufficient, together with the cost reductions, to replace the margin contributed by the discontinued transportation services.

Express Services Revenues

Dollars in ‘000’s	Three Months Ending		Increase (Decrease)
	March 31,		2005 to 2004
Express Services Revenues	2005	2004	Dollars ($)	Percentage (%)

Express Revenues — Non Charter	$9,031	$8,067	$964	12.0%
Express Revenues — Charters	3,587	2,732	855	31.3%
Fuel Surcharge	876	323	553	171.2%
Federal Excise Tax	(389)	(324)	(65)	(20.1)%

Net Express Services Revenues	$13,105	$10,798	$2,307	21.4%

Express Revenues – Non Charter, represent revenues AirNet derives from shipments on AirNet’s airline, commercial airlines and point-to-point surface (ground only) shipments. Revenues from point-to-point surface shipments increased approximately $1.0 million for the first quarter 2005 compared to the first quarter 2004. Point to point surface shipments generally incur higher courier costs compared to any other Express Services shipments. For the first quarter of 2005 compared to the same period in the prior year, the increase in revenues related to point-to-point surface shipments is partially offset by a decrease in revenues related to shipments on AirNet’s airline and those on commercial airlines. Charter revenues have increased primarily due to a significant increase in the number of scheduled and unscheduled charters. Higher fuel prices during the first quarter 2005 and changes to the fuel surcharge program instituted in October 2004 resulted in significantly higher fuel surcharge revenues compared to the same quarter in 2004.

Passenger Charter Services Revenues

Dollars in ‘000’s	Three Months Ending		Increase (Decrease)
	March 31,		2005 to 2004
Passenger Charter Services Revenues	2005	2004	Dollars ($)	Percentage (%)

Passenger Charter services revenues	$8,559	$3,402	$5,157	151.6%
Management fee revenues	363	126	237	188.1%
Fuel Surcharge	406	122	284	232.8%

Total Passenger Charter services revenues	$9,328	$3,650	$5,678	155.6%

Passenger Charter Services derives its revenues primarily from passenger charter brokers and backup charters for fractional aircraft ownership programs. In 2004, AirNet invested in additional aircraft to support passenger charter demand. AirNet increased its Passenger Charter fleet from eleven aircraft at March 31, 2004 to sixteen, which included two large-cabin Challenger aircraft, at March 31, 2005. Flight hours for Passenger Charter services increased approximately 116% from first quarter 2004 to first quarter 2005. AirNet’s Passenger Charter services revenues include revenue from both owned and managed aircraft. Management fee revenues include a monthly fee and a specific percentage of revenues earned under each managed aircraft agreement.

Costs and Expenses

Dollars in ‘000’s	Three Months Ending		Increase (Decrease)
	March 31,		2005 to 2004
Costs and Expenses	2005	2004	Dollars ($)	Percentage (%)

Wages and benefits	$6,204	$5,872	$332	5.7%
Aircraft fuel	8,254	5,536	2,718	49.1%
Aircraft maintenance	5,387	3,191	2,196	68.8%
Contracted air costs	3,268	3,071	197	6.4%
Ground courier	7,889	7,142	747	10.5%
Depreciation	3,642	4,889	(1,247)	(25.5)%
Insurance, rent and landing fees	2,810	2,564	246	9.6%
Travel, training and other	3,195	2,272	923	40.6%
Selling, general and administrative	5,487	4,720	767	2.4%
Net (gain) loss on disposition of assets	(50)	292	(342)	(117.1)%

Total costs and expenses	$46,086	$39,549	$6,537	14.9%

Hours flown — Total	28,733	25,764	2,969	11.5%

As operating activities for AirNet’s Passenger Charter services continued to increase, total costs and expenses increased for the quarter ended March 31, 2005 compared to the same period in the prior year. The increase in the use of Passenger Charter services from first quarter 2004 to first quarter 2005 accounted for approximately $5.0 million, or 76%, of the overall increase in operating costs and expenses. The Passenger Charter fleet increased by five aircraft in the first quarter 2005 compared to the same period a year ago. Flight hours for Passenger Charter services increased approximately 116% from first quarter 2004 to first quarter 2005. In addition, costs and expenses increased due to increased hours flown, increased service and support costs associated with the increase in the use of Express services and additional aircraft fuel, maintenance and contracted air costs to support AirNet’s Bank customers.

Dollars in ‘000’s	Three Months Ending		Increase (Decrease)
	March 31,		2005 to 2004
Aircraft Fuel	2005	2004	Dollars ($)	Percentage (%)

Aircraft fuel	$8,254	$5,536	$2,718	49.1%
Less — Fuel surcharge revenues	(3,393)	(1,399)	(1,994)	(142.5)%

Net	$4,861	$4,137	$724	17.5%

Aircraft fuel expense increased quarter-over-quarter as a result of the significant increase in fuel prices as well as the increase in the number of hours flown by the Passenger Charter services. Approximately 25% of the total aircraft fuel expense in the first quarter 2005 relates to Passenger Charter services. AirNet continues to maintain its fuel surcharge program to offset increases in fuel expense. The billed amounts related to the fuel surcharge program are classified as revenue.

Maintenance expense increased during the quarter ended March 31, 2005 primarily due to the expansion of the Passenger Charter fleet, including managed aircraft, and an increase in related flight hours for the Passenger Charter fleet and cargo fleet Learjets.

The increase in travel, training and other expenses from first quarter 2004 to 2005 is primarily a result of the related increase in fees paid by AirNet to managed aircraft owners as a result of the significant increase in the number and use of managed aircraft by AirNet’s Passenger Charter services. The fees paid to managed aircraft owners represent the payments made by AirNet under managed aircraft agreements for the use of the owner’s aircraft. At March 31, 2005, AirNet managed seven aircraft, including two large-cabin Challenger aircraft, compared to three aircraft at March 31, 2004.

Ground courier costs continue to increase as AirNet serves a broader group of customers outside of AirNet’s traditional bank customer. AirNet’s Express customers are more costly to serve than the traditional Bank customer due to more unscheduled pickup and delivery services and more geographically dispersed locations. The growth rate in point to point surface shipments, which typically have a substantially higher ground courier cost per shipment, is increasing as AirNet expands the number of Express customers.

The increase in wages and benefits from first quarter 2004 to 2005 was substantially due to the increase in the number of Passenger Charter pilots and support staff. There were an additional 26 pilots in the first quarter of 2005 compared to the first quarter of 2004 to support the Passenger Charter operation.

Aircraft depreciation decreased $1.4 million in the first quarter of 2005 compared to 2004 due to a reduction in AirNet’s aircraft values as a result of the impairment charge recorded on September 30, 2004 as discussed below. This decline was partially offset by $0.2 million of additional depreciation related to the increase in the number of aircraft in the Passenger Charter fleet. AirNet continually reviews the remaining useful life and expected salvage value of its aircraft in connection with its depreciation calculation. Aircraft and engines are depreciated based on the number of hours flown. Other depreciation includes depreciation related to building and leasehold improvements, computer hardware and software and vehicles. The amount of the reduction in depreciation expense incurred is expected to decrease over the remainder of fiscal year 2005 as a result of additional Passenger Charter aircraft added throughout fiscal year 2004.

AirNet’s long-lived assets used in its cargo operations, consisting primarily of aircraft and spare parts, were determined to be impaired as of September 30, 2004. This determination was made as a result of industry trends in the adoption of electronic payment alternatives and evolving alternatives to the physical movement of cancelled checks at a more rapid pace than previously anticipated by the industry. AirNet believes that enactment of the Check 21 Act in October 2004 contributes to this trend. Furthermore, market data and other disclosures by the Federal Reserve confirm the accelerating decline in cancelled check volume. AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank services customers. AirNet believes that its airline capacity will exceed future demand, creating an impairment of the aircraft and related assets. The impairment also reflects the overall decline in the market values of the aircraft in its cargo fleet which have not recovered as in previous economic cycles. AirNet determined that the expected future undiscounted cash flows from its assets used in its cargo operations were less than the carrying value of those assets and were impaired. Accordingly, a non-cash impairment charge of $43.0 million was recorded on September 30, 2004, using estimated aircraft fair values. The aircraft fair values used for this purpose were based upon published market sources at September 30, 2004, which are also used under AirNet’s Amended Credit Agreement.

The increase in selling, general and administrative costs is primarily due to approximately $0.9 million of incentive compensation expense accrued under the 2005 Incentive Compensation Plan in the first quarter of 2005, whereas no incentive compensation was recorded in the same period of the prior year. No incentive compensation will be paid to executive officers under the 2005 Incentive Compensation Plan unless AirNet achieves a designated threshold level of pre-tax income for Fiscal 2005.

AirNet recognized a net gain on disposition of assets during the three months ended March 31, 2005. This amount represents a gain on the sale of an aircraft of approximately $50,000. AirNet recognized a net loss on disposition of assets of $292,000 during the quarter ended March 31, 2004. This amount included a loss of approximately $584,000 related to an accident involving one of its cargo aircraft (net of insurance proceeds of $2.3 million). In addition, AirNet sold seven piston aircraft during the quarter ended March 31, 2004 resulting in a loss on sale of approximately $114,000. Offsetting these losses at March 31, 2004 was a gain on the sale of an aircraft of approximately $400,000.

The effective income tax rate for the three months ended March 31, 2005 varies from the statutory rates due to a valuation allowance for anticipated increases in net operating loss carryforwards and Alternative Minimum Tax Credit carryforwards.

Liquidity and Capital Resources

Cash flow from operating activities. Net cash provided by operating activities was $5.0 million for the three months ended March 31, 2005, compared to $6.3 million for the same period in 2004. The decrease in cash flow from operating activities was primarily due to the elimination in January 2005 of the prepayment options for certain Bank customers.

Financing Matters

In September 2002, AirNet entered into a $35.0 million unsecured revolving credit facility and a five-year $20.0 million unsecured term loan (collectively, the “Credit Agreement”). The term loan required quarterly installments of $1.0 million beginning in December 2002 and continuing through September 30, 2007. The revolving credit facility under the Credit Agreement was originally scheduled to expire on September 30, 2005 and the secured term loan was to mature on September 30, 2007.

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

The Amended Credit Agreement provides for a secured revolving credit facility of up to $35.0 million and a secured term loan in the aggregate amount of $14.0 million. The amount of revolving loans available under the Amended Credit Agreement is limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio. At March 31, 2005, as a result of the various timing and duration of short-term debt maturities, the interest rate was between 4.0% and 5.0%.

As of March 31, 2005, $22.5 million was outstanding under the secured revolving credit facility which is included in Notes Payable, less current portion in the Condensed Consolidated Balance Sheet. In addition, AirNet had $1.7 million in letters of credit outstanding as of such date related to insurance programs, which reduced the amount available under the revolving credit facility. After giving effect to the Second Change in Terms Agreement discussed below, AirNet had approximately $7.5 million available to borrow on its secured revolving credit facility under the Amended Credit Agreement as of March 31, 2005.

As a result of the impairment charge recorded in September 2004 as described in Note 2 of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, AirNet was not in compliance with the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2004, and AirNet would not have been in compliance with the minimum consolidated tangible net worth requirement as of December 31, 2004. On November 12, 2004, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “First Change in Terms Agreement”). The First Change in Terms Agreement modified the fixed charge coverage ratio, the leverage ratio, and the minimum consolidated tangible net worth financial covenants in such a manner that, on a going-forward basis, the impairment charge, in and of itself, would not cause a default of these financial covenants in the future. At the same time as the First Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the impairment charge.

On March 24, 2005, AirNet and its lenders entered into a “Second Change in Terms Agreement” that further modified the terms and conditions of the Amended Credit Agreement. In accordance with the Second Change in Terms Agreement, AirNet prepaid in full the remaining $11.0 million balance outstanding on its secured term loan. Upon the prepayment of the term loan, the term loan portion of the Amended Credit Agreement was terminated. In addition, the revolving credit facility under the Amended Credit Agreement was reduced from $35.0 million to $30.0 million. In the event AirNet secures permanent financing on all or a portion of its Rickenbacker Facility, the revolving credit facility will be reduced from $30.0 million to $25.0 million. Under the Second Change in Terms Agreement, the term of the revolving credit facility was extended from September 30, 2005 to October 15, 2006. The December 31, 2004 Condensed Consolidated Balance Sheet gives effect to the Second Change in Terms Agreement entered into on March 24, 2005. The Second Change in Terms Agreement also provided for the release of certain fixed assets that were securing the loans under the Amended Credit Facility and modified certain other financial covenants.

On March 24, 2005, AirNet entered into a three-year term loan totaling $11.0 million with a fixed interest rate of 8.12%. This term loan is secured by seven Cessna Caravans and nine Learjet 35’s from AirNet’s cargo aircraft fleet with a combined net book value as of March 31, 2005 of approximately $19.9 million. The aircraft securing this loan were released from the collateral securing the loans under Amended Credit Agreement in accordance with the

Second Change in Terms Agreement. The proceeds from this term loan were used to prepay in full AirNet’s term loan under the Amended Credit Facility as described above. The December 31, 2004 Condensed Consolidated Balance Sheet reflects the reclassification of approximately $22.4 million from current to long-term notes payable as a result of the extension of the Amended Credit Facility under the Second Change in Terms Agreement and the financing of the cargo aircraft described above.

During the second quarter of 2004, Jetride entered into four seven-year term loans totaling $22.5 million with fixed interest rates of approximately 6.7%. In July 2004, Jetride financed two additional passenger charter Learjet 60’s for the Passenger Charter fleet at $5.0 million each with seven year terms and fixed rates of approximately 6.5%, for a total of $32.5 million in financing related to AirNet’s Passenger Charter services. As of March 31, 2005, there was $31.2 million outstanding under all six loans. These term loans are secured by aircraft used in the Passenger Charter fleet with a total book value of $40.2 million at March 31, 2005. Each of the term loans is guaranteed by AirNet. AirNet incurred $0.5 million in interest expense in the first quarter of 2005 related to the financing of the nine Passenger Charter aircraft under all six loans.

Investing activities. Capital expenditures totaled $7.9 million for the three months ended March 31, 2005 versus $9.8 million for the same period in 2004. Of the 2005 expenditures, $4.0 million was for major periodic aircraft inspections and major engine overhauls and related flight equipment. AirNet anticipates it will spend between $18.0 million and $25.0 million in total capital expenditures in 2005.

In February 2000, AirNet announced a stock repurchase plan allowing AirNet to purchase up to $3.0 million of its common shares. As of the end of the 2001 fiscal year, $2.4 million of common shares had been repurchased, and there has been no repurchase activity under the plan since. As such, purchases of approximately $0.6 million of AirNet’s common shares may still be made in the open market or through privately negotiated transactions. Such future purchases would be considered based on availability of funds, current market conditions, the stock price and restrictions in AirNet’s financing agreements.

AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand, borrowings in conjunction with the Amended Credit Agreement or other sources, including leasing. There were no material capital commitments at March 31, 2005, other than the Company’s construction of its new office and hangar facility described below.

On January 20, 2004, AirNet entered into a Land Lease with the Authority to lease approximately 8 acres located within the Rickenbacker International Airport (“Rickenbacker”). Rickenbacker is located in Franklin and Pickaway Counties, Ohio, southeast of Columbus, Ohio, approximately fifteen miles from AirNet’s current Port Columbus Facility. AirNet completed construction of a new corporate and operational headquarters at Rickenbacker (the “Rickenbacker Facility”) in May 2005. Relocation to the Rickenbacker Facility is expected to be completed in June 2005. AirNet’s current corporate and operational functions that are conducted at the Port Columbus Facility, and the administrative functions being conducted at 555 Morrison Road, will be consolidated at the new Rickenbacker Facility.

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

AirNet is attempting to secure permanent financing of its Rickenbacker Facility. AirNet has signed a letter of intent with a potential lender to finance $8.5 million of its Rickenbacker Facility, which is subject to credit, appraisal and environmental review acceptable to the lender. In addition, the potential lender has asked to review AirNet’s operating results for the fiscal year ended 2004 and first quarter 2005. However, as a result of the marketing process and potential sale of AirNet as described below under “Brown Gibbons Lang & Company”, obtaining long-term financing of the Rickenbacker Facility is unlikely during this marketing process.

There have been no material changes in AirNet’s contractual obligations from those disclosed in AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Regulation

The U. S. Department of Transportation has implemented new regulations regarding the transportation of hazardous materials that became effective on April 1, 2005. These new regulations require that certain information concerning hazardous material shipments be maintained by the pilot-in-command of an aircraft and be readily accessible at the airport of departure and the intended airport of arrival for the duration of each flight leg. AirNet is in the process of implementing new operating procedures to comply with the regulations. Compliance with the new regulations will likely increase AirNet’s cost of transporting hazardous materials.

A significant portion of AirNet’s operations are conducted at night at airports where it maintains no ground operations. In order to comply with the regulatory requirement that information concerning hazardous material shipments be readily accessible at each airport of departure, AirNet has made arrangements to deposit such information with ground vendors, fixed based operators, or in drop boxes located at departing airports. The location of the deposited information is maintained at AirNet’s control center in Columbus, Ohio. AirNet’s control center personnel can direct any regulatory authorities or emergency response team to the location of the hazardous material information in the event of an emergency. While AirNet continues to implement procedures to comply with the new regulations, there can be no assurances that the TSA, DOT or FAA would agree that AirNet’s operating procedures comply with all the requirements of the new regulations.

AirNet previously submitted a request for exemption from the new hazardous materials regulations and proposed an alternative method of compliance. AirNet has decided not to pursue the request for exemption and intends to formally withdraw such request.

AirNet conducts a portion of its operations under an Indirect Air Carrier Standard Security Program (“IACSSP”) approved by the Transportation Security Administration (“TSA”). The IACSSP permits AirNet to tender shipments to commercial airlines. The TSA has informed AirNet that the TSA would no longer approve AirNet’s IACSSP based upon the definition of an “indirect air carrier” provided under 49 CFR §1540.5. The TSA has requested that AirNet submit an application for a new IACSSP under the name of an affiliated company. By letter to the TSA dated February 18, 2005, AirNet had proposed that it submit an application for a new IACSSP under the name of AirNet Management, Inc., a wholly-owned subsidiary of AirNet. The letter also set forth the steps AirNet intended to follow to transition commercial airline shipments to the new IACSSP and requested certain guidance from the TSA regarding the transition process.

The TSA has indicated that it will not formally respond to AirNet’s request for guidance as set forth in its February 18, 2005. AirNet is continuing to cooperate with the TSA to transition AirNet’s IACSSP to an affiliated company. AirNet Management, Inc. is in the process of submitting an application to the TSA seeking approval of a new IACSSP. Upon receipt of such approval, AirNet will begin processing its commercial airline shipments under the new IACSSP. Once the new IACSSP is approved, AirNet and AirNet Management, Inc. may need to institute operational changes to transition commercial shipment processing to the new IACSSP and to comply with all TSA rules, regulations and directives.

Brown Gibbons Lang & Company

On January 2, 2005, upon the approval of the Board of Directors (the “Board”) of AirNet, AirNet engaged Brown Gibbons Lang & Company (“BGL”) to serve as AirNet’s exclusive financial advisor and investment banker to review, develop and evaluate various strategic alternatives to enhance shareholder value.

On May 4, 2005, AirNet announced that the Board had unanimously authorized BGL to solicit potential offers to acquire AirNet. The Board’s decision comes after careful consideration of and is consistent with the recommendations provided by BGL.

AirNet’s Board also established a Special Committee consisting solely of the independent directors to oversee the marketing process. AirNet, through the Special Committee and Board, reserves the right to alter or terminate the marketing process at any time. At this point in time, the Board has not authorized the sale of AirNet.

By taking these steps, AirNet’s Board is seeking to increase shareholder value while addressing the resource needs in its growing businesses amid the challenges arising from the evolution of electronic settlement alternatives in the Bank marketplace.

AirNet anticipates that initial indications of interest will be received within approximately ninety days. AirNet does not expect to comment further publicly with respect to the marketing process until AirNet deems it appropriate to do so. In view of the marketing process, AirNet’s Annual Meeting of Shareholders will be postponed until later in the year.

Off-Balance Sheet Arrangements

AirNet had no “off-balance sheet” arrangements as of March 31, 2005, as that term is described by the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Inflation and Interest Rates

AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business. AirNet’s primary market risk exposure relates to interest rate risk. At March 31, 2005, AirNet had a $22.5 million outstanding balance under its Amended Credit Agreement (described above in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation”) subject to market rate changes in interest. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio. Assuming borrowing levels at March 31, 2005, a one hundred basis point change in interest rates would impact net interest expense by approximately $225,000 per year.

Following the effectiveness of the Amended Credit Agreement dated May 28, 2004, AirNet paid off three secured term loans which had been secured by aircraft. One of those loans had an interest rate swap agreement associated with it. This interest rate swap agreement with a notional amount of $3.0 million and a fixed rate of 4.25% plus a margin based on AirNet’s funded debt ratio remains in place. At March 31, 2005, the aggregate fair value of the interest rate swap was approximately ($5,000).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

With the participation of the Chairman of the Board, Chief Executive Officer and President (the principal executive officer) and the Chief Financial Officer, Treasurer and Secretary (the principal financial officer) of AirNet Systems, Inc. (“AirNet”), AirNet’s management has evaluated the effectiveness of AirNet’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, AirNet’s Chairman of the Board, Chief Executive Officer and President and AirNet’s Chief Financial Officer, Treasurer and Secretary have concluded that:

•	information required to be disclosed by AirNet in this Quarterly Report on Form 10-Q and the other reports that AirNet files or submits under the Exchange Act would be accumulated and communicated to AirNet’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	information required to be disclosed by AirNet in this Quarterly Report on Form 10-Q and the other reports that AirNet files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms; and

•	AirNet’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to AirNet and its consolidated subsidiaries is made known to them, particularly during the period in which this Quarterly Report on Form 10-Q is being prepared.

Changes in Internal Control Over Financial Reporting

There were no changes in AirNet’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during AirNet’s fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, AirNet’s internal control over financial reporting.

AIRNET SYSTEMS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings involving AirNet other than routine litigation incidental to its business. In the opinion of AirNet’s management, these proceedings should not, individually or in the aggregate, have a material adverse effect on AirNet’s results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Neither AirNet Systems, Inc. nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of AirNet Systems, Inc. during the fiscal quarter ended March 31, 2005. On February 18, 2000, AirNet Systems, Inc. announced a stock repurchase plan under which up to $3.0 million of its common shares may be repurchased from time to time. These repurchases may be made in open market transactions or through privately negotiated transactions. As of March 31, 2005, AirNet Systems, Inc. had the authority to still repurchase approximately $0.6 million of its common shares under this stock repurchase plan.

Item 3. Defaults Upon Senior Securities. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders. No response required

Item 5. Other Information.

In May 2005, AirNet began relocating its corporate and operational headquarters to the new Rickenbacker Facility located at 7250 Star Check Drive, Columbus, OH, 43217. AirNet expects the relocation to be completed by early June 2005.

Item 6. Exhibits

Exhibits:

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

AIRNET SYSTEMS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRNET SYSTEMS, INC.

Dated: May 12, 2005	By:	/s/ Gary W. Qualmann

Gary W. Qualmann,
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer)
(Principal Financial Officer)

Dated: May 12, 2005	By:	/s/ Denise D. Brown

Denise D. Brown,
Controller
(Duly Authorized Officer)
(Principal Accounting Officer)

AIRNET SYSTEMS, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)