Form 10-Q
period 2005-06-30
AIRNET SYSTEMS INC
filed 2005-08-15
CIK 1011696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     As of August 3, 2005, 10,133,134 of the registrant’s common shares, par value $0.01, were outstanding.

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except par value	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,126	$1,086
Accounts receivable, less allowances	23,414	24,591
Inventory	265	502
Taxes receivable	1,286	1,137
Deferred income taxes	446	187
Deposits and prepaids	2,576	2,820

Total current assets	29,113	30,323

Net property and equipment	112,495	106,816

Deposits and other assets	330	331

Total assets	$141,938	$137,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,892	$11,311
Salaries and related liabilities	5,233	4,496
Deferred revenue	—	102
Accrued expenses	1,238	912
Current portion of notes payable	3,141	3,076

Total current liabilities	20,504	19,897

Other liabilities	378	670
Notes payable, less current portion	57,199	59,169
Deferred income taxes	9,740	7,268

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,763 shares issued at March 31, 2005 and at December 31, 2004	128	128
Additional paid-in-capital	76,608	76,835
Retained earnings (deficit)	1,363	(2,208)
Accumulated other comprehensive loss	(6)	(13)
Treasury shares, 2,635 and 2,644 common shares held at cost at June 30, 2005 and December 31, 2004, respectively	(23,976)	(24,276)

Total shareholders’ equity	54,117	50,466

Total liabilities and shareholders’ equity	$141,938	$137,470

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

In thousands, except per share data	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
NET REVENUES
Delivery services, net of excise tax:
Bank services	$28,845	$26,230	$56,138	$52,062
Express services	12,428	12,083	25,533	22,881

Total delivery services revenues	41,273	38,313	81,671	74,943

Passenger charter services	8,499	3,616	17,827	7,253
Aviation services and other operations	117	211	284	415

Total net revenues	49,889	42,140	99,782	82,611

COSTS AND EXPENSES
Wages and benefits	6,194	6,251	12,398	12,123
Aircraft fuel	8,921	6,186	17,175	11,722
Aircraft maintenance	4,782	3,690	10,169	6,881
Contracted air costs	3,826	3,127	7,094	6,198
Ground courier	7,642	7,887	15,531	15,029
Depreciation	3,628	5,050	7,270	9,939
Insurance, rent and landing fees	2,326	2,638	5,136	5,202
Travel, training and other	3,746	2,264	6,941	4,536
Selling, general and administrative	4,974	4,842	10,461	9,562
Net (gain) loss on disposition of assets	(2)	(3)	(52)	289

Total costs and expenses	46,037	41,932	92,123	81,481

Income from operations	3,852	208	7,659	1,130
Interest expense	1,024	407	1,879	774

Income (loss) before income taxes	2,828	(199)	5,780	356
Provision (benefit) for income taxes	774	(86)	2,209	153

Net income (loss)	$2,054	($113)	$3,571	$203

Net income (loss) per share — basic and diluted	$0.20	($0.01)	$0.35	$0.02

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

In thousands	Six Months Ended
	June 30,
	2005	2004
Operating activities:
Net income	$3,571	$203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,270	9,939
Deferred taxes	2,210	98
Provision for losses on accounts receivable	93	117
(Gain) loss on disposition of assets	(52)	289
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	1,084	(2,599)
Inventory	237	(1,045)
Deposits and prepaids	245	1,260
Accounts payable	(711)	2,106
Deferred revenues and accrued expenses	224	2,103
Taxes receivable	(145)	(160)
Salaries and related liabilities	737	(387)
Other, net	7	62

Net cash provided by operating activities	14,770	11,986

Investing activities:
Purchases of property and equipment	(13,053)	(34,625)
Proceeds from sales of property and equipment	156	3,103

Net cash used in investing activities	(12,897)	(31,522)

Financing activities:
Proceeds from incentive stock plan programs	69	80
Net (repayments) borrowings under revolving credit facilities	(500)	4,000
(Repayments) borrowings under term loans	(1,405)	16,575
Issuance of treasury shares	3	94

Net cash (used in) provided by financing activities	(1,833)	20,749

Net increase in cash	40	1,213
Cash and cash equivalents at beginning of period	1,086	125

Cash and cash equivalents at end of period	$1,126	$1,338

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
AirNet Systems, Inc. and its subsidiaries (“AirNet” or the “Company”) operate a fully integrated national air transportation network which provides delivery service for time-critical shipments for customers in the U.S. banking industry and other industries requiring the express delivery of packages. AirNet also offers nationwide passenger charter services.
The accompanying condensed consolidated financial statements include the accounts of AirNet Systems, Inc. and its subsidiaries. These financial statements are unaudited and have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by the instructions for Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The results of operations for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results for the full year.
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
Certain reclassifications have been made in the prior year’s financial statements to conform to the presentation for the three and six month periods ended June 30, 2005.
2. Segment Reporting
AirNet operates a fully integrated national air transportation network and has determined that its reportable segments are based on AirNet’s methods of internal reporting and management structure. AirNet’s reportable segments are Delivery Services, which provides delivery service of time-critical shipments for Bank customers and other Express customers, and Passenger Charter Services (provided by Jetride, Inc., a wholly-owned subsidiary of AirNet Systems, Inc.). AirNet evaluates segment performance based on several factors, of which the primary financial measure is contribution margin. Contribution margin represents the net revenues of the reportable segment less costs and expenses directly associated with the reportable segment, including depreciation expense, but does not include interest and income taxes and certain selling, general and administrative costs. The accounting policies used for segment reporting are the same as those used for consolidated reporting described in the summary of Significant Accounting Policies included in Note 1 of the Notes to Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data” of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. There were no material amounts of revenues or transfers between reportable segments.

Financial information by reportable segments follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Revenues
Delivery Services	$41,273	$38,313	$81,671	$74,943
Passenger Charter Services	8,499	3,616	17,827	7,253

Total net revenues	$49,772	$41,929	$99,498	$82,196

Contribution Margin
Delivery Services	$6,746	$3,307	$13,142	$6,825
Passenger Charter Services	1,299	407	2,808	1,216

Total contribution margin	$8,045	$3,714	$15,950	$8,041

Depreciation Expense
Delivery Services	$2,831	$4,401	$5,758	$8,740
Passenger Charter Services	492	345	1,018	643

Total depreciation expense	$3,323	$4,746	$6,776	$9,383

A reconciliation of reportable segment net revenues to total net revenues follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Reportable segment net revenues	$49,772	$41,929	$99,498	$82,196
Aviation services and other	117	211	284	415

Total net revenues	$49,889	$42,140	$99,782	$82,611

A reconciliation of reportable segment contribution margin to income from operations follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Reportable segment contribution margin	$8,045	$3,714	$15,950	$8,041
Net selling and administrative expenses excluded from reportable segment contribution margin	(4,193)	(3,506)	(8,291)	(6,911)

Income from operations	$3,852	$208	$7,659	$1,130

A reconciliation of reportable segment depreciation expense to total depreciation expense follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Reportable segment depreciation	$3,323	$4,746	$6,776	$9,383
Corporate depreciation	305	304	494	556

Total depreciation expense	$3,628	5,050	$7,270	$9,939

3. Stock Plans and Awards

At June 30, 2005, AirNet had two stock-based employee compensation plans, the Amended and Restated 1996 Incentive Stock Plan and the 2004 Stock Incentive Plan. AirNet has accounted for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under the plans have an exercise price equal to the fair market value of the underlying common shares on the date of grant. Pro forma information regarding net income and net income per share is required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148), and has been determined as if AirNet had accounted for its employee stock options under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees", and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.
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

The following table illustrates the effect on net income (loss) and net income (loss) per share if AirNet had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$1,895	$(113)	$3,412	$203

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(28)	(29)	(51)	(182)

Pro forma net income (loss)	$1,867	$(142)	$3,361	$21

Net income (loss) per share – basic and diluted:
As reported	$.20	$(.01)	$.35	$.02
Pro forma	$.18	$(.01)	$.33	$.00
4. Income (Loss) Per Share
The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$2,054	$(113)	$3,571	$203

Denominator:
Basic – weighted average shares outstanding	10,127	10,076	10,123	10,063

Diluted
Stock options–employees, officers, and directors	32	40	16	35

Adjusted weighted average shares outstanding	10,159	10,116	10,139	10,098

Net income (loss) per share – Basic and diluted	$.20	$(.01)	$.35	$.02
Common shares subject to outstanding stock options excluded from the diluted adjusted weighted average shares outstanding calculation were 623,000 and 729,000 for the three and six month periods ended June 30, 2005 and 2004, respectively. These stock options were antidilutive and excluded from the calculation because the exercise price of these stock options was greater than the average fair market value of the underlying common shares in the respective periods.
5. Comprehensive Income
Comprehensive income is comprised of net income of AirNet and the change in the fair value of interest rate swap agreements and foreign currency translation adjustment, net of income taxes. Comprehensive income for the three months ended June 30, 2005 and 2004 was $2.1 million and $0.2 million, respectively. Comprehensive income for the six months ended June 30, 2005 and 2004 was $3.6 million and $0.5 million, respectively.

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
The Amended Credit Agreement provided for a secured revolving credit facility of up to $35.0 million and a secured term loan in the aggregate amount of $14.0 million. The amount of revolving loans available under the Amended Credit Agreement is limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio. At June 30, 2005, as a result of the various timing and duration of short-term debt maturities, AirNet’s interest rates ranged from 4.5% to 6.3%.
As of June 30, 2005, $19.0 million was outstanding under the secured revolving credit facility which is included in “Notes payable, less current portion” in the Condensed Consolidated Balance Sheet. In addition, AirNet had $1.6 million in letters of credit outstanding as of such date related to insurance programs, which reduced the amount available under the revolving credit facility. After giving effect to the Second Change in Terms Agreement discussed below, AirNet had approximately $11.0 million available to borrow under its secured revolving credit facility under the Amended Credit Agreement as of June 30, 2005.
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
On March 24, 2005, AirNet and its lenders entered into a “Second Change in Terms Agreement” that further modified the terms and conditions of the Amended Credit Agreement. In accordance with the Second Change in Terms Agreement, AirNet prepaid in full the remaining $11.0 million balance outstanding on its secured term loan. Upon the prepayment of the term loan, the term loan portion of the Amended Credit Agreement was terminated. In addition, the revolving credit facility under the Amended Credit Agreement was reduced from $35.0 million to $30.0 million. In the event AirNet secures permanent financing on all or a portion of its facility within Rickenbacker International Airport (the “Rickenbacker Facility”), the revolving credit facility will be reduced from $30.0 million to $25.0 million. Under the Second Change in Terms Agreement, the term of the revolving credit facility was extended from September 30, 2005 to October 15, 2006. The December 31, 2004 Condensed Consolidated Balance Sheet gives effect to the Second Change in Terms Agreement entered into on March 24, 2005. The Second Change in Terms Agreement also provided for the release of certain fixed assets that were securing the loans under the Amended Credit Agreement and modified certain other financial covenants.
Other Term Notes
On March 24, 2005, AirNet entered into a three-year term loan totaling $11.0 million with a fixed interest rate of 8.12%. This term loan is secured by seven Cessna Caravans and nine Learjet 35’s from AirNet’s cargo aircraft fleet. The aircraft securing this loan were released from the collateral securing the loans under Amended Credit Agreement in accordance with the Second Change in Terms Agreement. The proceeds from this term loan were used to prepay in full AirNet’s term loan under the Amended Credit Agreement as described above. The December 31, 2004 Condensed Consolidated Balance Sheet reflects the reclassification of approximately $22.4 million from current to long-term notes payable as a result of the extension of the Amended Credit Agreement under the Second Change in Terms Agreement and the financing of the cargo aircraft described above. As of June 30, 2005, $10.5 million was outstanding under these term loans.
During the second quarter of 2004, Jetride entered into four seven-year term loans totaling $22.5 million with fixed interest rates of approximately 6.7%. In July 2004, Jetride financed two additional passenger charter Learjet 60’s for the Passenger Charter fleet at $5.0 million each with seven year terms and fixed rates of approximately 6.5%, for a total of $32.5 million in financing related to AirNet’s Passenger Charter services. As of June 30, 2005, there was $30.8 million outstanding under all six loans. These term loans are secured by aircraft used in the Passenger Charter fleet. Each of the term loans is guaranteed by AirNet. AirNet incurred approximately $0.5 million and $1.0 million in interest expense in the three and six month periods ended June 30, 2005, respectively, related to the financing of the nine Passenger Charter aircraft under all six loans.
7. Income Taxes
The effective income tax rate for the three and six month periods ended June 30, 2005 varies from the statutory rates due to changes in AirNet’s valuation allowance for deferred tax assets as well as the changes in the tax laws in the State of Ohio.
8. Contingencies
In June 2005, AirNet relocated its corporate and operational headquarters from its Port Columbus Facility to a new facility at Rickenbacker International Airport. In connection with vacating its Port Columbus Facility, AirNet was required to return certain portions of the premises to their prior condition. Accordingly, AirNet is in the process of installing certain fencing, returning its former ramp to a parking lot, and reinstalling certain outdoor lighting. In addition, at the request of the Columbus Regional Airport Authority, AirNet conducted an environmental assessment of the Port Columbus Facility. The results of the environmental assessment demonstrated concentrations below the regulatory limits for petroleum hydrocarbons, volatiles, and semi-volatiles in all samples except those associated with one of three oil-water separators located in the hanger portion of the Port Columbus Facility. The petroleum hydrocarbon results from the samples taken around this oil-water separator demonstrated concentrations above the regulatory limit. Except for the area associated with the one oil -water separator, no obviously recognized environmental conditions exist at AirNet’s Port Columbus Facility in the areas assessed. AirNet is in the process of reviewing the results of the environmental assessment with the Authority to determine what, if any, remedial action is necessary with regard to the oil-water separator. As of June 30, 2005, AirNet had an accrual of $0.1 million for such remedial work and the cost of returning certain portions of the premises to their prior condition.
9. Subsequent Events
In June 2005, AirNet received written notice from a managed aircraft owner indicating that, effective July 14, 2005, the owner was canceling the agreements under which AirNet manages a Model 60 Learjet and a Model 604 Challenger aircraft for the owner. Also in June 2005, AirNet received a written notice from a second managed aircraft owner indicating that, effective July 22, 2005, the owner was canceling the agreement under which AirNet manages a Model 601 Challenger aircraft for the owner. The Passenger Charter Services revenues from these three managed aircraft accounted for $2.6 million and $4.6 million, respectively, for the three and six month periods ended June 30, 2005. The Challenger 601 and Challenger 604 aircraft were managed by AirNet for only a portion of the fiscal year ended December 31, 2004. AirNet has identified direct cost reductions of approximately 90% of the revenues related to the elimination of these three managed aircraft from the Passenger Charter fleet.
In addition to the termination of the management agreements for the three aircraft discussed in the preceding paragraph, in July 2005, the owner of three Model 60 Learjet aircraft managed by AirNet informed AirNet that the owner may sell one or more of the aircraft and, as a result, would terminate its three aircraft management agreements with AirNet in the near future. Revenues related to these three managed aircraft were $1.7 million and $3.1 million for the three and six month periods ended June 30, 2005. In the event the owner does terminate the agreements, AirNet has identified direct cost reductions of approximately 90% of the revenues if these aircraft were eliminated from the Passenger Charter fleet.

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
Management has discussed the development and selection of AirNet’s critical accounting policies and estimates with the Audit Committee of AirNet Systems, Inc.’s Board of Directors and with its independent registered public accounting firm. AirNet’s critical accounting policies have not changed significantly from the policies disclosed under the caption “Critical Accounting Policies and Estimates” in Item 7 of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
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

Results of Operations
Net Revenues

	Three Months Ended				Increase (Decrease)		Six Months Ended				Increase (Decrease)
	June 30,				2005 to 2004		June 30,				2005 to 2004
Dollars in ‘000’s		% of		% of				% of		% of
Net Revenues	2005	Total	2004	Total	$	%	2005	Total	2004	Total	$	%

Delivery Services Revenues:
Bank Services	$28,845	57.9%	$26,230	62.2%	$2,615	10.0%	$56,138	56.3%	$52,062	63.0%	$4,076	7.8%
Express Services	12,428	24.9%	12,083	28.7%	345	2.9%	25,533	25.6%	22,881	27.7%	2,652	11.6%

Total Delivery Services Revenues	41,273	82.8%	38,313	90.9%	2,960	7.7%	81,671	81.9%	74,943	90.7%	6,728	9.0%
Passenger Charter Services Revenues	8,499	17.0%	3,616	8.6%	4,883	135.0%	17,827	17.9%	7,253	8.8%	10,574	145.8%
Aviation Services and Other Revenues	117	0.2%	211	0.5%	(94)	(44.5)%	284	0.2%	415	0.5%	(131)	(31.6)%

Total Net Revenues	$49,889	100.0%	$42,140	100.0%	$7,749	18.4%	$99,782	100.0%	$82,611	100.0%	$17,171	20.8%

AirNet experienced overall net revenue growth for the three and six month periods ended June 30, 2005 over the same periods in the prior year. This can be attributed to several factors, including significant growth in Passenger Charter services as well as additional fuel surcharge revenues.
AirNet generally assesses its Delivery Services customers a fuel surcharge which is based on the Oil Price Index Summary – Columbus, Ohio (OPIS-CMH index). As index rates increase above a set threshold, surcharge rates increase. The second quarter 2005 average price on the OPIS index increased approximately 44% from the second quarter of 2004. In addition, Jetride, Inc. charges its customers a fuel surcharge computed as a percentage of the base charter fee which changes according to prevailing market rates.
Bank Services Revenues

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
Dollars in ‘000’s	June 30,		2005 to 2004		June 30,		2005 to 2004
Bank Services Revenues	2005	2004	$	%	2005	2004	$		%

Bank Services Revenues, Net of Federal Excise Tax Fees	$26,003	$25,080	$923	3.7%	$51,185	$49,958		$1,227	2.5%
Fuel Surcharge	2,842	1,150	1,692	147.1%	4,953	2,104		2,849	135.4%

Total Net Bank Services Revenues	$28,845	$26,230	$2,615	10.0%	$56,138	$52,062	$	,076	7.8%

Bank Services revenues increased during the three and six month periods ended June 30, 2005 from the same periods in the prior year primarily due to the significant increase in fuel surcharge revenues as a result of the increase in fuel prices experienced during 2005. Bank Services revenues (excluding the impact of the fuel surcharge and federal excise tax fees) increased in the second quarter of 2005, although the volume of cancelled checks transported declined approximately 3% during the same period. There was one more flying day for the three and six month periods ended June 30, 2005 over the same periods of the prior year. As cancelled check volumes decline, AirNet continues to focus on additional services for banks, such as proof of deposit and interoffice mail delivery services. In the second quarter of 2005, certain Bank Services customers terminated agreements to transport cancelled checks from the Western U.S. to various points in the East resulting in an anticipated loss of approximately $6.1 million of Bank Services revenue on an annual basis. In response to the anticipated loss in revenue AirNet negotiated additional surcharges for several of its Bank Services customers, primarily those requiring transportation services from the Eastern portions of the U.S. to the West, which generally took effect in June 2005. These additional surcharges substantially replaced the contribution margin which was lost due to the termination of the Bank Services agreements discussed above.
Revenue yields per pound are similar for Bank and Express shipments; however, because the density of cancelled check shipments is much greater than the typical Express shipment, profit margins on Bank shipments are substantially higher than Express shipments after considering cubic dimensions. AirNet believes that lower check delivery volume as a result of the declining use of checks and electronic alternatives to the physical movement of cancelled checks will contribute to a significant reduction in Bank Services revenues and the contribution margin from Delivery Services in future periods.
Express Services Revenues

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		2005 to 2004		June 30,		2005 to 2004
Express Services Revenues	2005	2004	$	%	2005	2004	$	%

Express Revenues — Non Charter	$8,214	$9,073	$(859)	(9.5)%	$17,244	$17,138	$106	0.6%
Express Revenues — Charters	3,621	2,960	661	22.3%	7,208	5,692	1,516	26.6%
Fuel Surcharge	1,012	437	575	131.6%	1,888	761	1,127	148.1%
Federal Excise Tax Fee	(419)	(387)	(32)	(8.3)%	(807)	(710)	(97)	(13.7)%

Net Express Services Revenues	$12,428	$12,083	$345	2.9%	$25,533	$22,881	$2,652	11.6%

Express Revenues - Non Charter represent revenues AirNet derives from shipments on AirNet’s airline, commercial airlines and point-to-point surface (ground only) shipments. Non-Charter Express shipments decreased approximately 13% and 8%, respectively, for the three and six month periods ended June 30, 2005 compared to the same periods in the prior year. In May 2005, an Express Services customer notified AirNet that the customer had lost a bid to continue providing services under a government contract for which AirNet had provided transportation services, resulting in an anticipated loss of approximately $1.2 million of Express Services revenue on an annual basis. The customer has indicated that AirNet’s Express services related to the contract will be terminated late in the third quarter or early in the fourth quarter of 2005. Because most of the shipments related to the contract are transported on AirNet’s scheduled routes, AirNet estimates that it will be able to reduce direct costs by 15-20 percent of the anticipated loss in revenues. Additionally, AirNet is in the process of negotiating an extension of its agreement with its largest Express Services customer which expires on August 21, 2005. As part of the extension, AirNet has agreed to reduce certain of its minimum and variable transportation charges. AirNet anticipates that the pricing changes under the extended agreement will significantly lower contribution margins with respect to this customer. Revenues generated from this customer amounted to $1.7 million and $3.4 million for the three and six month periods ended June 30, 2005.
Express Revenues - Charters represent revenues AirNet derives from cargo charters transported on AirNet’s airline and on aircraft operated by other third parties on both a scheduled and unscheduled basis. Express Revenues – Charters increased for the three and six month periods ended on June 30, 2005 over the same periods in the prior year primarily due to an increase in the number of charters in those periods. During the second quarter of 2005, a charter customer cancelled one of its scheduled routes effective July 25, 2005. Revenues derived from the cancelled route amounted to approximately $0.4 million and $0.9 million, respectively, for the three and six month periods ended June 30, 2005.
Higher fuel prices during 2005 and changes to the fuel surcharge program instituted in October 2004 resulted in significantly higher fuel surcharge revenues for the three and six month periods ended June 30, 2005 compared to the same periods in the prior year.
Passenger Charter Services Revenues

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		2005 to 2004		June 30,		2005 to 2004
Passenger Charter Services Revenues	2005	2004	$	%	2005	2004	$	%

Passenger Charter Services revenues	$7,525	$3,375	$4,150	123.0%	$16,084	$6,764	$9,320	137.8%
Management fee revenues	421	127	294	231.5%	784	253	531	209.9%
Fuel Surcharge	553	114	439	385.1%	959	236	723	306.4%

Total Passenger Charter services revenues	$8,499	$3,616	$4,883	135.0%	$17,827	$7,253	$10,574	145.8%

Passenger Charter Services derives its revenues primarily from fractional aircraft ownership programs, card membership programs and passenger charter brokers. In 2004, AirNet invested in additional aircraft to support passenger charter demand. AirNet increased its Passenger Charter fleet from fourteen aircraft at June 30, 2004 to sixteen aircraft at June 30, 2005 as a result of the addition of two large-cabin Challenger aircraft, both of which are no longer managed by AirNet as noted below. Flight hours for Passenger Charter Services increased approximately 82% and 100%, respectively, for the three and six month periods ended June 30, 2005 compared to the same periods in the prior year. AirNet’s Passenger Charter Services revenues include revenue from both owned and managed aircraft. Management fee revenues generally include a monthly fee and a specific percentage of revenues earned under each managed aircraft agreement.
In June 2005, AirNet received written notice from a managed aircraft owner indicating that, effective July 14, 2005, the owner was canceling the agreements under which AirNet manages a Model 60 Learjet and a Model 604 Challenger aircraft for the owner. Also in June 2005, AirNet received a written notice from a second managed aircraft owner indicating that, effective July 22, 2005, the owner was canceling the agreement under which AirNet manages a Model 601 Challenger aircraft for the owner. The Passenger Charter Services revenues from these three managed aircraft accounted for $2.0 million and $4.6 million, respectively, for the three and six month periods ended June 30, 2005. The Challenger 601 and Challenger 604 aircraft were managed by AirNet for only a portion of the fiscal year ended December 31, 2004. AirNet has identified direct cost reductions of approximately 90% of the revenues related to the elimination of these three managed aircraft from the Passenger Charter fleet.
In addition to the termination of the management agreements for the three aircraft discussed in the preceding paragraph, in July 2005, the owner of three Model 60 Learjet aircraft managed by AirNet informed AirNet that the owner may sell one or more of the aircraft and, as a result, would terminate its three aircraft management agreements with AirNet in the near future. Revenues related to these three managed aircraft were $1.4 million and $3.1 million for the three and six month periods ended June 30, 2005. In the event the owner does terminate the agreements, AirNet has identified direct cost reductions of approximately 90% of the revenues if these managed aircraft were eliminated from the Passenger Charter fleet.
Costs and Expenses

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		2005 to 2004		June 30,		2005 to 2004
Costs and Expenses	2005	2004	$	%	2005	2004	$	%

Wages and benefits	$6,194	$6,251	$(57)	(0.9)%	$12,398	$12,123	$275	2.3%
Aircraft fuel	8,921	6,186	2,735	44.2%	17,175	11,722	5,453	46.5%
Aircraft maintenance	4,782	3,690	1,092	29.6%	10,169	6,881	3,288	47.8%
Contracted air costs	3,826	3,127	699	22.4%	7,094	6,198	896	14.5%
Ground courier	7,642	7,887	(245)	(3.1)%	15,531	15,029	502	3.3%
Depreciation	3,628	5,050	(1,422)	(28.2)%	7,270	9,939	(2,669)	(26.9)%
Insurance, rent and landing fees	2,326	2,638	(312)	(11.8)%	5,136	5,202	(66)	(1.3)%
Travel, training and other	3,746	2,264	1,482	65.5%	6,941	4,536	2,405	53.0%
Selling, general and administrative	4,974	4,842	132	2.7%	10,461	9,562	899	9.4%
Net (gain) loss on disposition of assets	(2)	(3)	1	33.3%	(52)	289	(341)	(118.0)%

Total costs and expenses	$46,037	$41,932	$4,105	9.8%	$92,123	$81,481	$10,642	13.1%

Hours flown — Total	26,592	26,187	405	1.5%	55,325	51,951	3,374	6.5%
As operating activities for AirNet’s Passenger Charter Services increased, total costs and expenses increased for the three and six month periods ended June 30, 2005 compared to the same periods in the prior year. The increase in the use of Passenger Charter services for the three and six month periods ended June 30, 2005 compared to the same periods in 2004 accounted for approximately $3.7 million and $8.2 million, or 89% and 77%, respectively, of the overall increase in operating costs and expenses. The Passenger Charter fleet increased by two aircraft in the second quarter 2005 compared to the same period in the prior year. Flight hours for Passenger Charter services increased approximately 82% and 100%, respectively, for the three and six month periods ended June 30, 2005 compared to the same periods in the prior year.

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		2005 to 2004		June 30,		2005 to 2004
Aircraft Fuel	2005	2004	$	%	2005	2004	$	%

Aircraft fuel	$8,921	$6,186	$2,735	44.2%	$7,175	$11,722	$5,453	46.5%
Less — Fuel surcharge revenues related to AirNet operated aircraft	(4,022)	(1,549)	(2,473)	(159.7)%	(7,067)	(2,829)	(4,238)	(149.8)%

Net	$4,899	$4,637	$262	5.7%	$10,108	$8,893	$1,215	13.7%

Aircraft fuel expense increased significantly for the three and six month periods ended June 30, 2005 compared to the same periods in the prior year as a result of higher fuel prices and the increase in the number of Passenger Charter hours flown. Net aircraft fuel expense increased at a much lower rate for the three and six month periods ended June 30, 2005 as a result of the significant increase in fuel surcharge revenues as AirNet continues to maintain its fuel surcharge program to offset increases in fuel prices. The billed amounts related to the fuel surcharge program are classified as revenue. Approximately 21% and 23% of the total aircraft fuel expense for the three and six month periods ended June 30, 2005, respectively, relates to Passenger Charter Services.
Maintenance expense increased during the three and six month periods ended June 30, 2005 compared to the same periods in the prior year primarily due to the expansion of the Passenger Charter fleet, including managed aircraft, an increase in related flight hours for the Passenger Charter fleet and the additional maintenance incurred due to the age of AirNet’s cargo aircraft fleet including Learjets which averaged approximately 24 years as of June 30, 2005.
The fees paid by AirNet to managed aircraft owners under aircraft management agreements for the use of the owners’ aircraft are included in travel, training and other expenses. The increase in travel, training and other expenses for the three and six month periods ended June 30, 2005 over the same periods in the prior year is primarily due to the increase in fees paid by AirNet to managed aircraft owners as a result of the significant increase in the number and use of managed aircraft by AirNet’s Passenger Charter Services. At June 30, 2005, AirNet managed seven aircraft, including two large-cabin Challenger aircraft, compared to four aircraft at June 30, 2004. As noted above, the owners of the two Challenger aircraft and one Model 60 Learjet terminated their respective aircraft management agreements with AirNet effective in July 2005.
Aircraft depreciation decreased $1.5 million and $3.1 million for the three and six month periods ended June 30, 2005, respectively, compared to the same periods in 2004 due to a reduction in AirNet’s aircraft values as a result of the impairment charge recorded on September 30, 2004 discussed below. This decline was partially offset by $0.1 million and $0.4 million of additional depreciation for the three and six month periods ended June 30, 2005, respectively, related to the increase in the number of aircraft in the Passenger Charter fleet. AirNet continually reviews the remaining useful life and expected salvage value of its aircraft in connection with its depreciation calculation. Aircraft engines are depreciated based on the number of hours flown. Other depreciation includes depreciation related to building and leasehold improvements, computer hardware and software, and vehicles. The amount of the reduction in depreciation expense incurred in the three and six month periods ended June 30, 2005 compared to the same periods in the prior year is expected to decrease over the remainder of fiscal year 2005 as a result of additional Passenger Charter aircraft added throughout fiscal year 2004.
AirNet’s long-lived assets used in its cargo operations, consisting primarily of aircraft and spare parts, were determined to be impaired as of September 30, 2004. This determination was made as a result of industry trends in the adoption of electronic payment alternatives and evolving alternatives to the physical movement of cancelled checks at a more rapid pace than previously anticipated by the industry. AirNet believes that enactment of the Check 21 Act in October 2004 contributes to this trend. Furthermore, market data and other disclosures by the Federal Reserve confirm the accelerating decline in cancelled check volume. AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank Services customers. AirNet believes that its airline capacity will exceed future demand, which created an impairment of the aircraft and related assets. The impairment also reflected the overall decline in the market values of the aircraft in its cargo fleet which have not recovered as in previous economic cycles. AirNet determined that the expected future undiscounted cash flows from its assets used in its cargo operations were less than the carrying value of those assets and were impaired. Accordingly, a non-cash impairment charge of $43.0 million was recorded on September 30, 2004, using estimated aircraft fair values. The aircraft fair values used for this purpose were based upon published market sources at September 30, 2004, which are also used under AirNet’s Amended Credit Agreement.
The increase in selling, general and administrative costs is primarily due to $0.3 million and $1.2 million of incentive compensation expense accrued for the three and six month periods ended June 30, 2005 under the 2005 Incentive

Compensation Plan as a result of higher pre-tax income for those same periods, respectively, whereas no incentive compensation was recorded in the same period of the prior year. No incentive compensation will be paid to four of AirNet’s five executive officers under the 2005 Incentive Compensation Plan unless AirNet achieves a designated threshold level of pre-tax income for fiscal year 2005.
AirNet recognized a net loss on disposition of assets of $0.3 million during the six months ended June 30, 2004. This amount included a loss of approximately $0.6 million related to an accident involving one of its cargo aircraft (net of insurance proceeds of $2.3 million). In addition, AirNet sold seven piston aircraft during the six months ended June 30, 2004 resulting in a loss on sale of approximately $0.1 million. Offsetting these losses at June 30, 2004 was a gain on the sale of an aircraft of approximately $0.4 million.
The effective income tax rate for the three and six month periods ended June 30, 2005 varies from the statutory rates due to changes in AirNet’s valuation allowance for deferred tax assets as well as the changes in the tax laws in the State of Ohio.
Liquidity and Capital Resources
Cash flow from operating activities. Net cash provided by operating activities was $14.8 million for the six months ended June 30, 2005, compared to $12.0 million for the same period in 2004. The increase in cash flow from operating activities was primarily due to the increase in net income for the six month period ended June 30, 2005.
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
The Amended Credit Agreement provided for a secured revolving credit facility of up to $35.0 million and a secured term loan in the aggregate amount of $14.0 million. The amount of revolving loans available under the Amended Credit Agreement is limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio. At June 30, 2005, as a result of the various timing and duration of short-term debt maturities, AirNet’s interest rates ranged from 4.5% to 6.3%.
As of June 30, 2005, $19.0 million was outstanding under the secured revolving credit facility which is included in “Notes payable, less current portion” in the Condensed Consolidated Balance Sheet. In addition, AirNet had $1.6 million in letters of credit outstanding as of such date related to insurance programs, which reduced the amount available under the revolving credit facility. After giving effect to the Second Change in Terms Agreement discussed below, AirNet had approximately $11.0 million available to borrow under its secured revolving credit facility under the Amended Credit Agreement as of June 30, 2005.

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
On March 24, 2005, AirNet and its lenders entered into a “Second Change in Terms Agreement” that further modified the terms and conditions of the Amended Credit Agreement. In accordance with the Second Change in Terms Agreement, AirNet prepaid in full the remaining $11.0 million balance outstanding on its secured term loan. Upon the prepayment of the term loan, the term loan portion of the Amended Credit Agreement was terminated. In addition, the revolving credit facility under the Amended Credit Agreement was reduced from $35.0 million to $30.0 million. In the event AirNet secures permanent financing on all or a portion of its Rickenbacker Facility, the revolving credit facility will be reduced from $30.0 million to $25.0 million. Under the Second Change in Terms Agreement, the term of the revolving credit facility was extended from September 30, 2005 to October 15, 2006. The December 31, 2004 Condensed Consolidated Balance Sheet gives effect to the Second Change in Terms Agreement entered into on March 24, 2005. The Second Change in Terms Agreement also provided for the release of certain fixed assets that were securing the loans under the Amended Credit Agreement and modified certain other financial covenants.
On March 24, 2005, AirNet entered into a three-year term loan totaling $11.0 million with a fixed interest rate of 8.12%. This term loan is secured by seven Cessna Caravans and nine Learjet 35’s from AirNet’s cargo aircraft fleet. The aircraft securing this loan were released from the collateral securing the loans under Amended Credit Agreement in accordance with the Second Change in Terms Agreement. The proceeds from this term loan were used to prepay in full AirNet’s term loan under the Amended Credit Agreement as described above. The December 31, 2004 Condensed Consolidated Balance Sheet reflects the reclassification of approximately $22.4 million from current to long-term notes payable as a result of the extension of the Amended Credit Agreement under the Second Change in Terms Agreement and the financing of the cargo aircraft described above. As of June 30, 2005, $10.5 million was outstanding under these term loans.
During the second quarter of 2004, Jetride entered into four seven-year term loans totaling $22.5 million with fixed interest rates of approximately 6.7%. In July 2004, Jetride financed two additional passenger charter Learjet 60’s for the Passenger Charter fleet at $5.0 million each with seven year terms and fixed rates of approximately 6.5%, for a total of $32.5 million in financing related to AirNet’s Passenger Charter Services. As of June 30, 2005, there was $30.8 million outstanding under all six loans. These term loans are secured by aircraft used in the Passenger Charter fleet. Each of the term loans is guaranteed by AirNet. AirNet incurred approximately $0.5 million and $1.0 million in interest expense in the three and six month periods ended June 30, 2005, respectively, related to the financing of the nine Passenger Charter aircraft under all six loans.
Investing activities. Capital expenditures totaled $13.1 million for the six months ended June 30, 2005 versus $35.0 million for the same period in 2004. Of the 2005 expenditures, $8.3 million was for major periodic aircraft inspections, major engine overhauls and related flight equipment, $4.3 million related to the Rickenbacker Facility and $0.5 million for computers, furniture and other equipment. AirNet’s income from operations and revolving credit facility has been used to finance these capital expenditures. AirNet anticipates it will spend between $18.0 million and $25.0 million in total capital expenditures in 2005.
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
AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand, borrowings in conjunction with the Amended Credit Agreement or other sources, including leasing. There were no material capital commitments at June 30, 2005, other than the Company’s construction of its new office and hangar facility described below.

On January 20, 2004, AirNet entered into a Land Lease with the Columbus Regional Airport Authority (the “Authority”) to lease approximately 8 acres located within the Rickenbacker International Airport (“Rickenbacker”). AirNet completed construction of its new corporate and operational headquarters at Rickenbacker (the “Rickenbacker Facility”) in May 2005 and AirNet’s relocation to the Rickenbacker Facility was completed in June 2005. AirNet’s corporate and operational functions that were previously conducted at the Port Columbus Facility and the administrative functions previously conducted at 555 Morrison Road were consolidated at the new Rickenbacker Facility. Rickenbacker is located in Franklin and Pickaway Counties, Ohio, southeast of Columbus, Ohio, approximately fifteen miles from AirNet’s former Port Columbus Facility.
On January 20, 2004, in anticipation of AirNet’s move to its new Rickenbacker Facility, AirNet also entered into an agreement to sell its Port Columbus Facility to the Authority for $3.9 million. Closing of the sale of the Port Columbus Facility to the Authority took place on December 15, 2004. Concurrently with the sale, AirNet entered into a new lease agreement with the Authority (the “New Port Columbus Lease”) pursuant to which AirNet leased the real property associated with the Port Columbus Facility and the buildings and all other improvements thereon pending AirNet’s relocation to its Rickenbacker Facility. AirNet is in the process of conducting an environmental assessment of its Port Columbus Facility and negotiating the transfer of certain assets related to its former fuel farm at the Port Columbus Facility to the Authority. Upon the conclusion of the environmental assessment and transfer of the fuel farm assets to the Authority, the New Port Columbus Lease will be terminated. AirNet remains responsible for all utility costs associated with the Port Columbus Facility until the New Port Columbus Lease is formally terminated. As of June 30, 2005, AirNet had an accrual of $0.1 million for such remedial work and the cost of returning certain portions of the premises to their prior condition.
In connection with the pending termination of the New Port Columbus Lease, the Authority requested that AirNet conduct an environmental assessment of the Port Columbus Facility, including the underground storage tanks associated with AirNet’s fuel farm operation. The objective of the environmental assessment was to determine and quantify any environmental impact AirNet’s operations may have had at the Port Columbus Facility. The results of the environmental sampling demonstrated concentrations below the regulatory limits for petroleum hydrocarbons, volatiles, and semi-volatiles in all samples except those associated with one of three oil-water separators located in the hanger portion of the Port Columbus Facility. The petroleum hydrocarbon results from the samples taken around the one oil-water separator demonstrated concentrations above the regulatory limit. Except for the area associated with the one oil -water separator, it was the opinion of the environmental testing firm engaged to conduct the assessment that no obviously recognized environmental conditions exist at AirNet’s Port Columbus Facility in the areas assessed, including the fuel farm. AirNet is in the process of reviewing the results of the environmental assessment with the Authority to determine what, if any, remedial action is necessary with regard to the one oil-water separator. As of June 30, 2005, AirNet had an accrual of $0.1 million for such remedial work and the cost of returning certain portions of the premises to their prior condition.
As a result of the marketing process and potential sale of AirNet as described below under “Brown Gibbons Lang & Company”, AirNet is not currently seeking long-term financing of the Rickenbacker Facility.
There have been no material changes in AirNet’s contractual obligations from those disclosed in AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
Regulation
The U. S. Department of Transportation has implemented new regulations regarding the transportation of hazardous materials that became effective on April 1, 2005. These new regulations require that certain information concerning hazardous material shipments be maintained by the pilot-in-command of an aircraft and be readily accessible at the airport of departure and the intended airport of arrival for the duration of each flight leg. AirNet has been implementing new operating procedures to comply with the regulations. Compliance with the new regulations will likely increase AirNet’s cost of transporting hazardous materials.
A significant portion of AirNet’s operations are conducted at night at airports where it maintains no ground operations. In order to comply with the regulatory requirement that information concerning hazardous material shipments be readily accessible at each airport of departure, AirNet has made arrangements to deposit such information with ground vendors, fixed based operators, or in drop boxes located at departing airports. The location of the deposited information is maintained at AirNet’s control center in Columbus, Ohio. AirNet’s control center personnel can direct any regulatory authorities or emergency response team to the location of the hazardous material information in the event of an emergency. While AirNet continues to implement procedures to comply with the new regulations, there can be no assurances that the TSA, DOT or FAA would agree that AirNet’s operating procedures comply with all of the requirements of the new regulations.

AirNet conducts a portion of its operations under an Indirect Air Carrier Standard Security Program (“IACSSP”) approved by the TSA. The IACSSP permits AirNet to tender shipments to commercial airlines. The TSA previously informed AirNet that the TSA would no longer approve AirNet’s IACSSP based upon the definition of an “indirect air carrier” provided under 49 CFR §1540.5. The TSA requested that AirNet submit an application for a new IACSSP under the name of an affiliated company. In accordance with the TSA’s request, AirNet submitted an application for a new IACSSP under the name of AirNet Management, Inc., a wholly-owned subsidiary of AirNet. On June 21, 2005, the TSA approved the IACSSP submitted by AirNet Management, Inc.
AirNet is in the process of transitioning the tender of packages to commercial airlines to the AirNet Management, Inc. IACSSP. As part of the transition process, AirNet Systems, Inc. intends to enter into a service agreement with AirNet Management, Inc. under which AirNet Systems, Inc. will retain the services of AirNet Management, Inc. to process packages with commercial airlines. During the transition process, AirNet will continue to partially operate under the AirNet Systems, Inc.’s IACSSP, the certification of which is due to expire on August 28, 2005. AirNet anticipates that the transition process to the new AirNet Management, Inc. IACSSP will be completed by August 28, 2005. Upon completion of the transition process, AirNet intends to provide the TSA with written notice of the steps that it has taken and will follow to comply with all TSA rules, regulations and directives regarding the tender of packages to commercial airlines under the new AirNet Management, Inc. IACSSP.
Brown Gibbons Lang & Company
On January 2, 2005, upon the approval of the Board of Directors (the “Board”) of AirNet, AirNet engaged Brown Gibbons Lang & Company (“BGL”) to serve as AirNet’s exclusive financial advisor and investment banker to review, develop and evaluate various strategic alternatives to enhance shareholder value.
On May 4, 2005, AirNet announced that the Board had unanimously authorized BGL to solicit potential offers to acquire AirNet. The Board’s decision came after careful consideration of and is consistent with the recommendations provided by BGL.
AirNet’s Board also established a Special Committee consisting solely of the independent directors to oversee the marketing process. AirNet, through the Special Committee and Board, reserves the right to alter or terminate the marketing process at any time.
By taking these steps, AirNet’s Board is seeking to increase shareholder value while addressing the resource needs of its businesses amid the challenges arising from the evolution of electronic settlement alternatives in the Bank marketplace.
AirNet has received initial responses from interested parties based on the marketing process initiated in May 2005. AirNet and BGL are currently assisting these parties in evaluating the Company’s delivery services and passenger charter services businesses. During the marketing process, the Company continues to pursue growth opportunities in it’s delivery services and passenger charter businesses. In view of the marketing process, AirNet’s Annual Meeting of Shareholders has been postponed until later in the year.
Off-Balance Sheet Arrangements
AirNet had no “off-balance sheet” arrangements as of June 30, 2005, as that term is described by the Securities and Exchange Commission.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Inflation and Interest Rates
AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business. AirNet’s primary market risk exposure relates to interest rate risk. At June 30, 2005, AirNet had a $19.0 million outstanding balance under its Amended Credit Agreement (described above in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation”) subject to market rate changes in interest. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio. Assuming borrowing levels at June 30, 2005, a one hundred basis point change in interest rates would impact net interest expense by approximately $190,000 per year.
Following the effectiveness of the Amended Credit Agreement dated May 28, 2004, AirNet paid off three secured term loans which had been secured by aircraft. One of those loans had an interest rate swap agreement associated with it. This interest rate swap agreement with a notional amount of $3.0 million and a fixed rate of 4.25% plus a margin based on AirNet’s funded debt ratio remains in place. At June 30, 2005, the aggregate fair value of the interest rate swap was approximately ($4,100).
Fuel Surcharge
AirNet generally assesses its Delivery Services customers fuel surcharges which are based on the Oil Price Index Summary – Columbus, Ohio (OPIS-CMH index). Fuel surcharges are assessed to customers as a percentage of transportation charges. As index rates increase above established base rates, AirNet increases the fuel surcharge percentage applied to transportation charges. Jetride, Inc. charges its customers a fuel surcharge computed as a percentage of the base charter fee which changes according to prevailing market rates.
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
•	information required to be disclosed by AirNet in this Quarterly Report on Form 10-Q and the other reports that AirNet files or submits under the Exchange Act would be accumulated and communicated to AirNet’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	information required to be disclosed by AirNet in this Quarterly Report on Form 10-Q and the other reports that AirNet files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms; and

•	AirNet’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to AirNet and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q is being prepared.

Changes in Internal Control Over Financial Reporting
There were no changes in AirNet’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during AirNet’s fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, AirNet’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On July 26, 2005, AirNet was notified by the U. S. Department of Labor that it had received a complaint alleging discriminatory employment practices in violation of Title VIII, Section 806 of the Sarbanes-Oxley Act of 2002. The complaint was filed by a former employee of Jetride, Inc. who alleged that his employment was terminated as a result of expressing concerns regarding allegedly unethical behavior in his department. The concerns raised by the employee were immediately investigated by AirNet’s senior management at the time they were raised and could not be substantiated. The employee subsequently separated from the employment of Jetride, Inc. and executed a release in exchange for the payment of severance benefits. AirNet believes that the discrimination complaint file by the former employee is without merit.
In July 2005, AirNet received a letter from an attorney representing an association of software publishers indicating that the association had evidence that AirNet had engaged in the unlawful installation and use of certain software products. The attorney requested that AirNet conduct a company wide review of its use of certain software published by members of the association. A preliminary internal review of AirNet’s software did not disclose any unauthorized installation or use of such software. AirNet informed the attorney representing the association of the results of its audit and requested specific information as to the nature of the alleged unlawful use of software. The attorney for the association refused to supply AirNet with any specific information regarding the nature of the alleged unlawful use. AirNet intends to formally reply to the attorney for the association indicating that it believes AirNet is in compliance with all software licensing requirements and that it has not engaged in any unlawful use of the association’s software.
Other than the items noted above, there are no pending legal proceedings involving AirNet other than routine litigation incidental to their respective business. In the opinion of AirNet’s management, these proceedings should not, individually or in the aggregate, have a material adverse effect on AirNet’s results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Not applicable.

(b)	Not applicable.

(c)	Neither AirNet Systems, Inc. nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of AirNet Systems, Inc. during the fiscal quarter ended June 30, 2005. On February 18, 2000, AirNet Systems, Inc. announced a stock repurchase plan under which up to $3.0 million of its common shares may be repurchased from time to time. These repurchases may be made in open market transactions or through privately negotiated transactions. As of June 30, 2005, AirNet Systems, Inc. had the authority to still repurchase approximately $0.6 million of its common shares under this stock repurchase plan.
Item 3. Defaults Upon Senior Securities. Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders. No response required
Item 5. Other Information.
In May 2005, AirNet relocated its corporate and operational headquarters to the new Rickenbacker Facility located at 7250 Star Check Drive, Columbus, OH, 43217.

On August 9, 2005, Gerald Hellerman was appointed to the Special Committee of the Company’s Board of Directors.
On August 9, 2005, the Board of Directors, upon the recommendation of the Compensation Committee, adopted the following amendments and clarifications to the 2005 Incentive Compensation Plan (the “2005 Incentive Plan”) to address the possibility that a transaction for the sale of the Company is consummated prior to the end of the fiscal year ending December 31, 2005 (the “2005 Fiscal Year”). In such event, (1) participants in the 2005 Incentive Plan will be entitled to receive incentive compensation measured as a percentage of their full year base salary rather than a pro rated portion; (2) to the extent that bonuses are based in part on pre-tax income for Fiscal 2005, such pre-tax income will be measured through the month ending immediately prior to the consummation date of the sale transaction; (3) to the extent bonuses for any individual are determined in part based upon the performance of a business unit against a pre-determined target, the performance of such business unit would be based upon the performance through the month ending immediately prior to the consummation date of the sale transaction versus the targeted performance through such month end; and (4) individuals who are employed by the Company at the time of the consummation of a sale transaction will be entitled to a bonus under the 2005 Incentive Plan whether or not they are employed at the time the bonus is to be paid.
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

AIRNET SYSTEMS, INC.

Dated: August 15, 2005	By:	/s/ Gary W. Qualmann

Gary W. Qualmann,
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer)
(Principal Financial Officer)

Dated: August 15, 2005	By:	/s/ Ray L. Druseikis

Ray L. Druseikis,
Controller
(Duly Authorized Officer)
(Principal Accounting Officer)

AIRNET SYSTEMS, INC.
INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)