Form 10-Q
period 2005-09-30
AIRNET SYSTEMS INC
filed 2005-11-21
CIK 1011696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 8, 2005, 10,149,205 of the registrant’s common shares, par value $0.01, were outstanding.

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except par value	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,528	$1,086
Accounts receivable, less allowances	25,239	24,591
Taxes receivable	1,306	1,137
Deferred income taxes	—	187
Deposits and prepaids	3,800	3,322

Total current assets	33,873	30,323

Net property and equipment	96,689	106,816

Deposits and other assets	293	331

Total assets	$130,855	$137,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,020	$12,223
Salaries and related liabilities	4,673	4,496
Current portion of notes payable	3,174	3,076
Deferred income taxes	322	—
Other revenue	—	102

Total current liabilities	19,189	19,897

Other liabilities	191	670
Notes payable, less current portion	61,104	59,169
Deferred income taxes	4,188	7,268

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,763 shares issued at September 30, 2005 and at December 31, 2004	128	128
Additional paid-in-capital	76,537	76,835
Retained deficit	(6,570)	(2,208)
Accumulated other comprehensive loss	—	(13)
Treasury shares, 2,614 and 2,644 common shares held at cost at September 30, 2005 and December 31, 2004, respectively	(23,882)	(24,276)

Total shareholders’ equity	46,213	50,466

Total liabilities and shareholders’ equity	$130,885	$137,470

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — Unaudited

In thousands, except per share data	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
NET REVENUES
Delivery services, net of excise tax:
Bank services	$29,126	$26,616	$85,264	$78,678
Express services	13,569	12,844	39,102	35,725

Total delivery services revenues	42,695	39,460	124,366	114,403

Passenger charter services	5,243	4,266	23,070	11,532
Aviation services and other operations	153	211	437	613

Total net revenues	48,091	43,937	147,873	126,548

COSTS AND EXPENSES
Wages and benefits	5,973	6,187	18,371	18,310
Aircraft fuel	8,624	7,140	25,799	18,862
Aircraft maintenance	5,023	3,567	15,192	10,448
Contracted air costs	3,552	3,540	10,646	9,738
Ground courier	7,901	7,465	23,432	22,494
Depreciation	3,818	5,638	11,088	15,577
Insurance, rent and landing fees	2,476	2,230	7,612	7,432
Travel, training and other	1,784	2,021	8,725	6,557
Selling, general and administrative	4,584	4,146	15,045	13,708
Net (gain) loss on disposition of assets	18	—	(34)	289
Impairment of assets	16,073	42,991	16,073	42,991
Impairment of goodwill	—	4,018	—	4,018

Total costs and expenses	59,826	88,943	151,949	170,424

Loss from operations	(11,735)	(45,006)	(4,076)	(43,876)
Interest expense	1,007	777	2,886	1,552

Loss before income taxes	(12,742)	(45,783)	(6,962)	(45,428)
Benefit for income taxes	(4,809)	(15,599)	(2,600)	(15,446)

Net loss	($7,933)	($30,184)	($4,362)	($29,982)

Net loss per share — basic and diluted	($0.78)	($2.99)	($0.43)	($2.98)

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Unaudited

In thousands	Nine Months Ended
	September 30,
	2005	2004
Operating activities:
Net loss	($4,362)	($29,982)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,088	15,577
Impairment of assets and goodwill	16,073	47,009
Deferred taxes	(3,080)	(15,986)
Other — net	159	406
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(841)	(3,717)
Deposits and prepaids	(478)	(1,144)
Accounts payable and accrued expenses	(1,305)	6,722
Taxes receivable	(169)	315
Deferred taxes	509	—
Salaries and related liabilities	177	(647)
Other, net	—	137

Net cash provided by operating activities	17,771	18,690

Investing activities:
Purchases of property and equipment	(17,138)	(43,721)
Proceeds from sales of property and equipment	137	3,104

Net cash used in investing activities	(17,001)	(40,617)

Financing activities:
Net borrowings (repayments) under revolving credit facilities	4,500	(2,800)
(Repayments) borrowings under term loans	(2,950)	25,258
Other — net	122	270

Net cash provided by financing activities	1,672	22,458

Net increase in cash	2,442	531
Cash and cash equivalents at beginning of period	1,086	125

Cash and cash equivalents at end of period	$3,528	$656

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
The accompanying condensed consolidated financial statements include the accounts of AirNet Systems, Inc. and its subsidiaries. These financial statements are unaudited and have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by the instructions for Form 10-Q. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The results of operations for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results for the full year.
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
Certain reclassifications have been made in the prior year’s financial statements to conform to the presentation for the three and nine month periods ended September 30, 2005.
2. Impairment of Assets and Goodwill
AirNet recognizes impairment losses on long-lived assets in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). AirNet recognizes impairment losses on long-lived assets when events or changes in circumstances indicate, in management’s judgment, that AirNet’s assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets. The net carrying value of the assets not recoverable is reduced to fair market value if lower than carrying value. In determining the fair market value of the assets, AirNet considers market trends, published market data, recent transactions involving sales of similar assets and, at September 30, 2005, the letter of intent for the sale of AirNet that was announced on October 26, 2005.
As further described in Note 10 Subsequent Events, on October 26, 2005, AirNet announced that it had entered into a letter of intent for its sale in a going private transaction at $4.55 per share. Since the price per share in the letter of intent is less than AirNet’s net book value per share, AirNet performed the impairment tests required by SFAS No. 144 for the quarter ended September 30, 2005 and concluded that its long-lived assets used in its Delivery Services segment were further impaired. Accordingly, a non-cash charge of $16.1 million ($10.0 million net of tax) was recorded as of September 30, 2005. The impairment charge was based upon the fair values of the long-lived assets in the Delivery Services segment derived from published sources, information provided by a third party valuation firm retained to assist AirNet in completing its analysis, and the discount inherent in the price per share set forth in the letter of intent.
AirNet’s long-lived assets used in its cargo operations, consisting primarily of aircraft and spare parts, were determined to be impaired as of September 30, 2004. This determination was made as a result of industry trends in the adoption of electronic payment alternatives and evolving electronic alternatives to the physical movement of cancelled checks at a more rapid pace than previously anticipated by the industry. AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank services customers. AirNet determined that its airline capacity would exceed future demand, which created an impairment of the aircraft and related assets. The impairment also reflected the overall decline in the market values of the aircraft in its cargo fleet which had not recovered as in previous economic cycles. AirNet determined that the expected future undiscounted cash flows from its assets used in its cargo operations were less than the carrying value of those assets and were impaired. Accordingly, a non-cash impairment charge of $43.0 million was recorded as of September 30, 2004, using estimated aircraft fair values. The aircraft fair values used for this purpose were based upon published market sources as of September 30, 2004, which are also used under AirNet’s Amended Credit Agreement (see Note 7).
Under SFAS No. 142, “Goodwill and Other Intangible Assets”, AirNet evaluates its goodwill for impairment annually, or more frequently if changes in circumstances indicate impairment may have occurred sooner. At September 30, 2004, AirNet determined that as a result of the impairment of its long-lived assets used in its Delivery Services operations, the remaining goodwill assigned to the cargo operations should be evaluated for potential impairment. AirNet evaluates the fair value of its goodwill related to its Delivery Services operations based upon a discounted future cash flow analysis. As a result of the impairment test, AirNet determined that its goodwill was impaired and, accordingly, a non-cash impairment charge of $4.0 million was recorded at September 30, 2004.
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
Financial information by reportable segments follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Revenues
Delivery Services	$42,695	$39,460	$124,366	$114,403
Passenger Charter Services	5,243	4,266	23,070	11,532

Total net revenues	$47,938	$43,726	$147,436	$125,935

Contribution Margin (Shortfall)
Delivery Services	($7,763)	($42,192)	$5,379	($35,367)
Passenger Charter Services	110	377	2,918	1,593

Total contribution margin (shortfall)	($7,653)	($41,815)	$8,297	($33,774)

Depreciation Expense
Delivery Services	$2,773	$4,604	$8,531	$13,344
Passenger Charter Services	702	756	1,720	1,399

Total depreciation expense	$3,475	$5,360	$10,251	$14,743

A reconciliation of reportable segment net revenues to total net revenues follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Reportable segment net revenues	$47,938	$43,726	$147,436	$125,935
Aviation services and other	153	211	437	613

Total net revenues	$48,091	$43,937	$147,873	$126,548

A reconciliation of reportable segment contribution margin (shortfall) to loss from operations follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Reportable segment contribution margin (shortfall)	($7,653)	($41,815)	$8,297	($33,774)
Net selling and administrative expenses excluded from reportable segment contribution margin	(4,082)	(3,191)	(12,373)	(10,102)

Loss from operations	($11,735)	($45,006)	($4,076)	($43,876)

A reconciliation of reportable segment depreciation expense to total depreciation expense follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Reportable segment depreciation	$3,475	$5,360	$10,251	$14,743
Corporate depreciation	343	278	837	834

Total depreciation expense	$3,818	$5,638	$11,088	$15,577

4. Stock Plans and Awards
At September 30, 2005, AirNet had two stock-based employee compensation plans, the Amended and Restated 1996 Incentive Stock Plan and the 2004 Stock Incentive Plan. AirNet has accounted for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under the plans have an exercise price equal to the fair market value of the underlying common shares on the date of grant. Pro forma information regarding net income and net income per share is required by Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148), and has been determined as if AirNet had accounted for its employee stock options under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).
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
SFAS No. 123(R) must be adopted no later than the first annual period beginning after June 15, 2005. AirNet expects to adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits companies to adopt its requirements using one of two methods:
1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate financial statements based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) for all prior periods presented or (b) for prior interim periods of the year of adoption.
AirNet plans to adopt SFAS No. 123(R) using the modified prospective method. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had AirNet adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share below. AirNet does not anticipate that adoption of SFAS No. 123(R) will have a material impact on its results of operations or its financial position. However, SFAS No. 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While AirNet cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material.
AirNet adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the “modified prospective method” described in SFAS No. 148. Currently, AirNet uses the Black-Scholes option pricing model to estimate the value of stock options granted to employees for purposes of computing the pro forma disclosures required by SFAS No. 123.
The following table illustrates the effect on net loss and net loss per share if AirNet had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss, as reported	$(7,933)	$(30,184)	$(4,362)	$(29,982)

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(39)	(34)	(93)	(154)

Pro forma net loss	$(7,972)	$(30,218)	$(4,455)	$(30,136)

Net loss per share — basic and diluted:
As reported	$(0.78)	$(2.99)	$(0.43)	$(2.98)
Pro forma	$(0.79)	$(2.99)	$(0.44)	$(2.99)
5. Loss Per Share
The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(7,933)	$(30,184)	$(4,362)	$(29,982)

Denominator:
Basic — weighted average shares outstanding	10,132	10,100	10,144	10,070

Diluted
Stock options—employees, officers, and directors	—	—	—	—

Adjusted weighted average shares outstanding	10,132	10,100	10,144	10,070

Net loss per share —
Basic and diluted	$(0.78)	$(2.99)	$(0.43)	$(2.98)
Common shares subject to outstanding stock options excluded from the diluted adjusted weighted average shares outstanding calculation were 594,000 and 614,000 for the three and nine month periods ended September 30, 2005 and 2004, respectively. These stock options were antidilutive and excluded from the calculation because (1) the exercise price of these stock options was greater than the average fair market value of the underlying common shares in the respective periods or (2) the losses for the period caused the options to be antidilutive.
6. Comprehensive Loss
Comprehensive loss is comprised of net loss of AirNet and the change in the fair value of interest rate swap agreements and foreign currency translation adjustment, net of income taxes. Comprehensive loss for the three months ended September 30, 2005 and 2004 was ($7.9 million) and ($30.2 million), respectively. Comprehensive loss for the nine months ended September 30, 2005 and 2004 was ($4.4 million) and ($29.6 million), respectively.
7. Bank Financing Matters
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
On May 28, 2004, AirNet and its lenders amended the terms and conditions of the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement has been further amended by the First Change in Terms Agreement, the Second Change in Terms Agreement and the Third Change in Terms Agreement as described below. The Amended Credit Agreement is secured by a first lien on all of the property of AirNet and its subsidiaries, other than any interest in real estate and certain excluded fixed assets. AirNet also pledged the stock and interests of its subsidiaries to secure the loans under the Amended Credit Agreement, and each of AirNet’s subsidiaries guaranteed AirNet’s obligations under the Amended Credit Agreement. The Amended Credit Agreement permits AirNet and its subsidiaries to incur other indebtedness for the purpose of purchasing or refinancing aircraft and related tangible fixed assets, subject to certain annual limitations. The Amended Credit Agreement contains limitations on operating leases, indebtedness, significant corporate changes including mergers and sales of assets, investments in subsidiaries and acquisitions, liens, capital expenditures, transactions with affiliates, sales of accounts receivable, sale and leaseback transactions and other off-balance sheet liabilities, contingent obligations and hedging transactions. The Amended Credit Agreement also contains certain financial covenants that require AirNet to maintain a minimum consolidated tangible net worth and to not exceed certain fixed charge coverage and leverage ratios specified in the Amended Credit Agreement.
The Amended Credit Agreement provided for a secured revolving credit facility of up to $35.0 million and a secured term loan in the aggregate amount of $14.0 million. The amount of revolving loans available under the Amended Credit Agreement is limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio. At September 30, 2005, as a result of the various timing and duration of short-term debt maturities, AirNet’s interest rates ranged from 4.5% to 6.5%.
As of September 30, 2005, $24.0 million was outstanding under the secured revolving credit facility which is included in “Notes payable, less current portion” in the Condensed Consolidated Balance Sheet. In addition, AirNet had $1.4 million in letters of credit outstanding as of such date related to insurance programs, which reduced the amount available under the revolving credit facility. After giving effect to the Second Change in Terms Agreement discussed below, AirNet had approximately $4.6 million available to borrow under its secured revolving credit facility under the Amended Credit Agreement as of September 30, 2005.
As a result of the impairment charge recorded in September 2004 as described in Note 2 above, AirNet was not in compliance with the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2004, and AirNet would not have been in compliance with the minimum consolidated tangible net worth requirement as of December 31, 2004. On November 12, 2004, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “First Change in Terms Agreement”). The First Change in Terms Agreement modified the fixed charge coverage ratio, the leverage ratio, and the minimum consolidated tangible net worth financial covenants in such a manner that, on a going-forward basis, the September 2004 impairment charges, in and of itself, would not cause a default of these financial covenants in the future. At the same time as the First Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the September 2004 impairment charges.
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
As a result of the impairment charge recorded in September 2005 as described in Note 2 above, AirNet was not in compliance with the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2005. On November 21, 2005, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “Third Change in Terms Agreement”). The Third Change in Terms Agreement modified the fixed charge coverage ratio and the leverage ratio financial covenants in such a manner that, on a going-forward basis, the September 2005 impairment charge, in and of itself, would not cause a default of these financial covenants in the future. At the same time as the Third Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the September 2005 impairment charge.
Other Term Notes
On March 24, 2005, AirNet entered into a three-year term loan totaling $11.0 million with a fixed interest rate of 8.12%. This term loan is secured by seven Cessna Caravans and nine Learjet 35’s from AirNet’s cargo aircraft fleet. The aircraft securing this loan were released from the collateral securing the loans under the Amended Credit Agreement in accordance with the Second Change in Terms Agreement. The proceeds from this term loan were used to prepay in full AirNet’s term loan under the Amended Credit Agreement as described above. The December 31, 2004 Condensed Consolidated Balance Sheet reflects the reclassification of approximately $22.4 million from current to long-term notes payable as a result of the extension of the Amended Credit Agreement under the Second Change in Terms Agreement and the financing of the cargo aircraft described above. As of September 30, 2005, $10.0 million was outstanding under these term loans.
During the second quarter of 2004, Jetride entered into four seven-year term loans totaling $22.5 million with fixed interest rates of approximately 6.7%. In July 2004, Jetride financed two additional passenger charter Learjet 60’s for the Passenger Charter fleet at $5.0 million each with seven year terms and fixed rates of approximately 6.5%, for a total of $32.5 million in financing related to AirNet’s Passenger Charter services. As of September 30, 2005, there was $30.2 million outstanding under all six loans. These term loans are secured by aircraft used in the Passenger Charter fleet. Each of the term loans is guaranteed by AirNet. AirNet incurred approximately $0.5 million and $1.5 million in interest expense in the three and nine month periods ended September 30, 2005, respectively, related to the financing of the nine Passenger Charter aircraft under all six loans.
8. Income Taxes
The effective income tax rate for the three and nine month periods ended September 30, 2005 varies from the federal statutory rates due to state income taxes as well as the changes in the tax laws in the State of Ohio.
9. Contingencies
In June 2005, AirNet relocated its corporate and operational headquarters from 3939 International Gateway in Columbus, Ohio (the “Port Columbus Facility”) to the new Rickenbacker Facility. AirNet’s lease of its Port Columbus Facility expired on August 31, 2005. In connection with vacating its Port Columbus Facility, AirNet was required to return certain portions of the premises to their prior condition. The remedial work required to return the Port Columbus Facility to its prior condition was substantially completed by September 30, 2005. In addition to the remedial work to return the Port Columbus Facility to its prior condition, AirNet was required to conduct an environmental assessment of the Port Columbus Facility. The results of the environmental assessment demonstrated concentrations below the regulatory limits for petroleum hydrocarbons, volatiles, and semi-volatiles in all samples except those associated with one of three oil-water separators located in the hanger portion of the Port Columbus Facility. The petroleum hydrocarbon results from the samples taken around this oil-water separator demonstrated concentrations above the regulatory limit. Except for the area associated with the one oil-water separator, no obviously recognized environmental conditions exist at the Port Columbus Facility in the areas assessed. AirNet intends to conduct additional environmental testing of the Port Columbus Facility to determine the scope of the pollution conditions in the vicinity of the oil-water separator. Once the additional environmental testing is concluded, AirNet and the Columbus Regional Airport Authority (the “Authority”) will determine what remedial action is necessary with regard to the pollution conditions in the vicinity of the oil-water separator.
AirNet also maintains certain assets at Port Columbus for dispensing aviation fuel under the terms and conditions of a separate lease agreement (the “Fuel Farm Lease”). The Fuel Farm Lease requires AirNet to return the premises leased under the Fuel Farm Lease to their original condition at the termination of the lease. In lieu of returning the premises to their original condition, the Authority may take title to any improvements constructed by AirNet on the leased premises. AirNet and the Authority have entered into discussions regarding the transfer of title of AirNet’s fuel farm assets to the Authority, which includes two underground fuel storage tanks. If the Authority declines to take title to the fuel farm assets, or if AirNet and the Authority are unable to reach acceptable terms and conditions regarding the transfer of the fuel farm assets to the Authority, AirNet will remove the fuel farm assets and return the premises to their original condition. As of September 30, 2005, AirNet had an accrual of $0.2 million for the cost of returning the fuel farm premises to their original condition and for the remedial environmental work to the Port Columbus Facility, as described above.
10. Subsequent Events
On August 1, 2005, AirNet received notification from the New York Stock Exchange (“NYSE”) stating that a review of AirNet’s financial condition showed that AirNet was below the recently increased criteria for continued listing. Based on NYSE’s review, AirNet was not in compliance with the applicable rules from Sections 801 and 802 of the NYSE Listed Company Manual, which would lead to AirNet’s common shares being de-listed from NYSE. Specifically, AirNet is “below criteria” because AirNet's total market capitalization is less than $75 million over a consecutive 30 trading-day period and its total shareholders’ equity is less than $75 million. Since August 8, 2005, NYSE has made available on its consolidated tape an indicator, “.BC,” to reflect AirNet is below NYSE’s quantitative continued listing standards. AirNet requested that NYSE postpone actions that would lead to the de-listing of AirNet’s common shares for a period of time sufficient to allow AirNet to complete the going private transaction described below. By letter dated November 17, 2005, AirNet was notified by NYSE that NYSE’s Listings and Compliance Committee had agreed to the continued listing of AirNet’s common shares through the completion of the going private transaction. NYSE has advised AirNet that NYSE will continue to review the status of the going private transaction through February 2006, along with other developments in respect of AirNet, and that if the going private transaction has not closed by that time, NYSE will review the circumstances causing the delay, and reassess the previous decision to continue the listing of AirNet’s common shares.
On October 26, 2005, AirNet announced that it had entered into a letter of intent for the sale of AirNet to a nationally recognized private equity investment firm in a going private transaction for $4.55 per share.
The letter of intent, which was unanimously recommended to the Board of Directors of AirNet Systems, Inc. by the Special Committee of the Board and unanimously approved by the Board, provides the private equity investment firm with exclusivity until November 30, 2005 to complete its confirmatory due diligence and execute a definitive merger agreement (which date may be extended by mutual consent under certain circumstances until no later than December 15, 2005). The offer is not contingent on the private equity investment firm obtaining any debt financing in addition to the amount currently existing in the business. The proposed transaction, however, would be subject to shareholder approval and other conditions that would be set forth in a definitive agreement.
While AirNet Systems, Inc. expects to be able to enter into a definitive agreement with the private equity investment firm, there can be no assurances that such an agreement will be executed or that, if it is, it will contain the same terms as those described herein.
On November 20, 2005, the Board, upon the recommendation of the Compensation Committee, ratified a change to the 2005 Incentive Compensation Plan to provide that, for purposes of computing the pre-tax income of AirNet, the $16.1 million non-cash impairment charge recorded by AirNet in the third quarter of the 2005 fiscal year will be disregarded and the pre-tax income for the 2005 fiscal year will be computed as if no impairment charge had been incurred.

AIRNET SYSTEMS, INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Safe Harbor Statement
Except for the historical information contained in this Form 10-Q, the matters discussed, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet’s management, are forward-looking statements that involve risks and uncertainties. When used in this document, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “may”, “plan”, “project” and similar expressions are intended to be among statements that identify forward-looking statements. Such statements involve risks and uncertainties including, but not limited to, the following which could cause actual results to differ materially from any forward-looking statement: potential regulatory changes by the Federal Aviation Administration (“FAA”), Department of Transportation (“DOT”) and Transportation Security Administration (“TSA”), which could increase the regulation of AirNet’s business, or the Federal Reserve, which could change the competitive environment of transporting cancelled checks; changes in check processing and shipment patterns of bank customers; the continued acceleration of migration of AirNet’s Bank customers to electronic alternatives to the physical movement of cancelled checks; disruptions to operations due to adverse weather conditions, air traffic-control related constraints or aircraft accidents; potential further declines in the values of aircraft in AirNet’s fleet and any related asset impairment charges; the ability to successfully market the Passenger Charter business in light of global changes in the commercial airline industry; potential changes in locally and federally mandated security requirements; increases in aviation fuel costs not fully offset by AirNet’s fuel surcharge program; acts of war and terrorist activities; the acceptance of AirNet’s time-critical service offerings within targeted Express markets; technological advances and increases in the use of electronic funds transfers; the availability and cost of financing required for operations; the impact of unusual items resulting from ongoing evaluations of our business strategies; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations, and, while AirNet expects to be able to enter into a definitive agreement with the private equity investment firm, there can be no assurances that such an agreement will be executed or that, if it is, will contain the same terms as those described herein. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. Please refer to the sections captioned “Forward-looking statements” and “Risk Factors” in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 of AirNet Systems, Inc. (File No. 1-13025) for additional details relating to risk factors that could affect AirNet’s results and cause those results to differ materially from those expressed in forward-looking statements.
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
Management has discussed the development and selection of AirNet’s critical accounting policies and estimates with the Audit Committee of AirNet Systems, Inc.’s Board of Directors and with AirNet’s independent registered public accounting firm. AirNet’s critical accounting policies have not changed significantly from the policies disclosed under the caption “Critical Accounting Policies and Estimates” in Item 7 of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
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

Results of Operations
Financial Overview — Third Quarter
Excluding the non-cash impairment charges in each period, income before taxes was $3.4 million for the third quarter 2005 and $1.2 million for the comparable period in the prior year. Due to the non-cash impairment charge, the company had a loss of $12.7 million before income tax benefit for the third quarter 2005, compared to a loss of $45.8 million before income tax benefit, including $47.0 million for impairment of assets and goodwill, for the same period last year.
Excluding the non-cash impairment charges in each period, net income was $2.1 million ($.20 per share) for the third quarter 2005 compared to $.8 million ($.08 per share) for the same period in 2004. The third quarter 2005 net loss was $7.9 million, or $0.78 per share, including $10.0 million after-tax, or $0.98 per share, attributable to impairment of assets, versus a net loss of $30.2 million, or $2.99 per share, including $31.0 million after-tax or $3.07 per share attributable to impairment charges, for the third quarter 2004.
Financial Overview — Year-to-Date
Excluding the non-cash impairment charges in each period, income before taxes was $9.1 million for the nine month period ended September 30, 2005 compared to $1.6 million for the nine month period ended September 30, 2004. Loss before income tax benefit was $7.0 million for the first nine months of 2005, including $16.1 million for impairment of assets, compared to a loss before income tax benefit of $45.4 million, including $47.0 million for impairment of assets and goodwill, for the same period last year.
Excluding the non-cash impairment charges in each period, net income was $5.6 million ($0.55 per share) for the nine month period ended September 30, 2005 compared to $1.0 million ($0.10 per share) for the nine month period ended September 30, 2004. For the nine month period ended September 30, 2005, the net loss was $4.4 million, ($0.43 per share), including the $10.0 million after-tax ($0.98 per share) charge for the impairment, versus a net loss of $30.0 million, ($2.98 per share), including $31.0 million after-tax ($3.08 per share) charge for the impairment of assets and goodwill, for the comparable 2004 year-to-date period.
These financial overviews contain certain non-GAAP financial data to show results of operations excluding unusual charges for impairment of assets and goodwill. The company believes this information is useful and informative to the readers in providing a complete view of AirNet’s operating results.
Net Revenues

	Three Months Ended				Increase (Decrease)		Nine Months Ended				Increase (Decrease)
	September 30,				2005 to 2004		September 30,				2005 to 2004
Dollars in ‘000’s		% of		% of				% of		% of
Net Revenues	2005	Total	2004	Total	$	%	2005	Total	2004	Total	$	%
Delivery Services Revenues, Net of Excise Tax:
Bank Services	$29,126	60.6%	$26,616	60.6%	$2,510	9.4%	$85,264	57.7%	$78,678	62.2%	$6,586	8.4%
Express Services	13,569	28.2%	12,844	29.2%	725	5.6%	39,102	26.4%	35,725	28.2%	3,377	9.5%

Total Delivery Services Revenues	42,695	88.8%	39,460	89.8%	3,235	8.2%	124,366	84.1%	114,403	90.4%	9,963	8.7%
Passenger Charter Services Revenues	5,243	10.9%	4,266	9.7%	977	22.9%	23,070	15.6%	11,532	9.1%	11,538	100.1%
Aviation Services and Other Revenues	153	0.3%	211	0.5%	(58)	(27.5)%	437	0.3%	613	0.5%	(176)	(28.7)%

Total Net Revenues	$48,091	100.0%	$43,937	100.0%	$4,154	9.5%	$147,873	100.0%	$126,548	100.0%	$21,325	16.9%

Total net revenues increased for the three and nine month periods ended September 30, 2005 over the same periods in the prior year primarily due to additional fuel surcharge revenues and growth in Passenger Charter services revenues.
AirNet generally assesses its customers a fuel surcharge which is based on the Oil Price Index Summary – Columbus, Ohio (OPIS-CMH index). As index rates increase above a set threshold, surcharge rates increase. The third quarter 2005 average price on the OPIS index increased approximately 53% from the third quarter of 2004. In addition, Jetride, Inc. charges its customers a fuel surcharge computed as a percentage of the base charter fee which changes according to prevailing market rates.
Bank Services Revenues

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		2005 to 2004		September 30,		2005 to 2004
Bank Services Revenues	2005	2004	$	%	2005	2004	$	%
Bank Services Revenues, Net of Federal Excise Tax Fees	$25,382	$24,928	$454	1.8%	$76,567	$74,886	$1,681	2.2%
Fuel Surcharge	3,744	1,688	2,056	121.8%	8,697	3,792	4,905	129.4%

Total Net Bank Services Revenues	$29,126	$26,616	$2,510	9.4%	$85,264	$78,678	$6,586	8.4%

Bank Services revenues increased during the three and nine month periods ended September 30, 2005 from the same periods in the prior year primarily due to the significant increase in fuel surcharge revenues as a result of the increase in fuel prices experienced during 2005. There were the same number of flying days for the three and nine month periods ended September 30, 2005 compared to the same periods of the prior year. As cancelled check volumes decline, AirNet continues to focus on additional services for banks, such as proof of deposit and interoffice mail delivery services, which provide additional revenue but at lower yields than AirNet’s traditional cancelled check business.
Revenue yields per pound are similar for Bank and Express shipments; however, because the density of cancelled check shipments is much greater than the typical Express shipment, contribution margins on Bank shipments are substantially higher than Express shipments after considering the cubic dimension of shipments. Furthermore, due to the unscheduled nature of Express shipments, pick-up and delivery costs per shipment are higher for Express shipments than Bank shipments. AirNet believes that lower check delivery volume as a result of the declining use of checks and electronic alternatives to the physical movement of cancelled checks will contribute to a significant reduction in Bank Services revenues and the contribution margin from Delivery Services in future periods.

Express Services Revenues

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		2005 to 2004		September 30,		2005 to 2004
Express Services Revenues	2005	2004	$	%	2005	2004	$	%
Express Revenues — Non Charter	$8,730	$8,886	$(156)	(1.8)%	$25,570	$26,024	$(454)	(1.7)%
Express Revenues — Charters	3,489	3,837	(348)	(9.1)%	10,697	9,529	1,168	12.3%
Fuel Surcharge	1,732	508	1,224	240.9%	4,024	1,269	2,755	217.1%
Federal Excise Tax Fee	(382)	(387)	5	(1.3)%	(1,189)	(1,097)	(92)	(8.4)%

Net Express Services Revenues	$13,569	$12,844	$725	5.6%	$39,102	$35,725	$3,377	9.5%

Express Revenues — Non Charter represent revenues AirNet derives from shipments on AirNet’s airline, commercial airlines and point-to-point surface (ground only) shipments. The number of Non-Charter Express shipments decreased approximately 10% and 9%, respectively, for the three and nine month periods ended September 30, 2005 compared to the same periods in the prior year. In May 2005, an Express Services customer notified AirNet that the customer had lost a bid to continue providing services under a government contract for which AirNet had provided transportation services, resulting in an anticipated loss of approximately $1.2 million of Express Services revenue on an annual basis. The customer terminated AirNet’s Express services related to the contract in September 2005. Subsequently, in September 2005, AirNet entered into a contract with a new customer to provide services to such customer under a similar government contract. Effective August 2005, AirNet amended its contract with its largest Express Services customer under which AirNet agreed to reduce certain of its minimum and variable transportation charges. Pricing changes under the amended contract significantly lowered contribution margins with respect to this customer; however, significantly higher fuel surcharge revenues during the third quarter of 2005 have mitigated the impact of the lower transportation charges. Revenues generated from this customer amounted to approximately $1.7 million and $5.1 million for the three and nine month periods ended September 30, 2005.
Express Revenues — Charters represent revenues AirNet derives from cargo charters transported on AirNet’s airline and on aircraft operated by other third parties on both a scheduled and unscheduled basis. Charter revenues decreased for the three month period ended on September 30, 2005 over the same period in the prior year primarily due to the loss of certain charter routes in the third quarter of 2005. Due to the loss of certain charter routes, AirNet expects Express charter revenues to decrease in the fourth quarter of 2005 compared to the same period in the prior year.
Higher fuel prices during 2005 and changes to the fuel surcharge program instituted in October 2004 resulted in significantly higher fuel surcharge revenues for the three and nine month periods ended September 30, 2005 compared to the same periods in the prior year.
Passenger Charter Services Revenues

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		2005 to 2004		September 30,		2005 to 2004
Passenger Charter Services Revenues	2005	2004	$	%	2005	2004	$	%
Passenger Charter Services Revenues	$4,714	$3,956	$758	19.2%	$20,798	$10,734	$10,064	93.8%
Management Fee Revenues	141	178	(37)	(20.8)%	925	430	495	115.1%
Fuel Surcharge	388	132	256	193.9%	1,347	368	979	266.0%

Total Passenger Charter Services Revenues	$5,243	$4,266	$977	22.9%	$23,070	$11,532	$11,538	100.1%

Passenger Charter Services derives its revenues primarily from passenger charter brokers and other companies that provide fractional aircraft ownership programs and card membership programs. Flight hours for Passenger Charter Services increased approximately 15% and 70%, respectively, for the three and nine month periods ended September 30, 2005 compared to the same periods in the prior year. AirNet’s Passenger Charter Services revenues include revenue from both owned and managed aircraft. Management fee revenues generally include a monthly fee and a specific percentage of revenues earned under each managed aircraft agreement.

In 2004, AirNet invested in additional aircraft to support passenger charter demand. As of June 30, 2005, AirNet’s Passenger Charter fleet consisted of sixteen aircraft, including two large-cabin Challenger aircraft which began operating in the fourth quarter 2004 under their aircraft management agreements. In July 2005, the owners of the two Challenger aircraft and a Model 60 Learjet cancelled their aircraft management agreements with AirNet. The Passenger Charter Services revenues from these three managed aircraft accounted for approximately $0.2 million and $4.8 million, respectively, for the three and nine month periods ended September 30, 2005. AirNet has identified direct cost reductions of approximately 90% of the revenues lost related to the elimination of these three managed aircraft from the Passenger Charter fleet. As of September 30, 2005 and 2004, AirNet’s Passenger Charter fleet consisted of fourteen aircraft.
In September 2005, the owner of three Model 60 Learjet aircraft managed by AirNet entered into new aircraft management agreements with AirNet regarding these aircraft. The owner of these three aircraft also placed a fourth Model 60 Learjet under management with AirNet in the third quarter of 2005. The owner of these four managed aircraft has informed AirNet that the owner may sell one or more of the aircraft and, as a result, may terminate the related aircraft management agreements with respect to such aircraft. Revenues related to the three managed aircraft amounted to approximately $0.9 million and $4.0 million for the three and nine month periods ended September 30, 2005. The fourth aircraft was not operated to any meaningful extent during the third quarter of 2005. In the event the owner does terminate the agreements, AirNet has identified direct cost reductions of approximately 90% of the revenues that would be lost if these aircraft were eliminated from the Passenger Charter fleet.
Costs and Expenses

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		2005 to 2004		September 30,		2005 to 2004
Costs and Expenses	2005	2004	$	%	2005	2004	$	%
Wages and benefits	$5,973	$6,187	$(214)	(3.5)%	$18,371	$18,310	$61	0.3%
Aircraft fuel	8,624	7,140	1,484	20.8%	25,799	18,862	6,937	36.8%
Aircraft maintenance	5,023	3,567	1,456	40.8%	15,192	10,448	4,744	45.4%
Contracted air costs	3,552	3,540	12	0.3%	10,646	9,738	908	9.3%
Ground courier	7,901	7,465	436	5.8%	23,432	22,494	938	4.2%
Depreciation	3,818	5,638	(1,820)	(32.3)%	11,088	15,577	(4,489)	(28.8)%
Insurance, rent and landing fees	2,476	2,230	246	11.0%	7,612	7,432	180	2.4%
Travel, training and other	1,784	2,021	(237)	(11.7)%	8,725	6,557	2,168	33.1%
Selling, general and administrative	4,584	4,146	438	10.6%	15,045	13,708	1,337	9.8%
Net (gain) loss on disposition of assets	18	—	18	*	(34)	289	(323)	*

Subtotal	43,753	41,934	1,819	4.3%	135,876	123,415	12,461	10.1%
Impairment of assets	16,073	42,991	(26,918)	*	16,073	42,991	(26,918)	*
Impairment of goodwill	—	4,018	(4,018)	*	—	4,018	(4,018)	*

Total costs and expenses	$59,826	$88,943	$(29,117)	*	$151,949	$170,424	$(18,475)	*

*	The percentage increase (decrease) from 2004 to 2005 is not meaningful.
As operating activities for AirNet’s Passenger Charter Services increased, total costs and expenses, excluding impairment charges, increased for the three and nine month periods ended September 30, 2005 compared to the same periods in the prior year. Excluding the impact of the impairment charges as described below, the increase in the use of Passenger Charter services for the three and nine month periods ended September 30, 2005 compared to the same periods in 2004 accounted for approximately $1.0 million and $10.3 million, or 54% and 83%, respectively, of the overall increase in operating costs and expenses. As described above, AirNet operated two Challenger aircraft beginning in the fourth quarter of 2004 and ending in the third quarter 2005, resulting in approximately $2.7 million, or 21%, of the total operating expense increase before impairment charges for the nine month period ended September 30, 2005. Costs and expenses also increased as a result in the increase in flight hours for Passenger Charter services, which increased approximately 15% and 70%, respectively, for the three and nine month periods ended September 30, 2005 compared to the same periods in the prior year.

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		2005 to 2004		September 30,		2005 to 2004
Aircraft Fuel	2005	2004	$	%	2005	2004	$	%
Aircraft fuel	$8,624	$7,140	$1,484	20.8%	$25,799	$18,862	$6,937	36.8%
Less — Fuel surcharge revenues related to AirNet operated aircraft	(5,188)	(2,089)	(3,099)	(148.3)%	(12,255)	(4,918)	(7,337)	(149.2)%

Net	$3,436	$5,051	$(1,161)	(23.0)%	$13,544	$13,944	$(400)	(2.9)%

Aircraft fuel expense increased significantly for the three and nine month periods ended September 30, 2005 compared to the same periods in the prior year as a result of higher fuel prices and the increase in the number of Passenger Charter hours flown. Net aircraft fuel expense decreased for the three and nine month periods ended September 30, 2005 as compared to the corresponding periods in the prior year as a result of the significant increase in fuel surcharge revenues under AirNet’s fuel surcharge program. Fuel surcharge amounts are classified as revenue. Approximately 14% and 20% of the total aircraft fuel expense for both the three and nine month periods ended September 30, 2005, respectively, relates to Passenger Charter Services.
Maintenance expense increased during the three and nine month periods ended September 30, 2005 compared to the same periods in the prior year primarily due to the increase in related flight hours for the Passenger Charter fleet and the additional maintenance incurred due to the age of AirNet’s cargo aircraft fleet including Learjets, which averaged approximately 24 years in service as of September 30, 2005.
The fees paid by AirNet to managed aircraft owners under aircraft management agreements for the use of the owners’ aircraft are included in travel, training and other expenses. The increase in travel, training and other expenses for the nine month period ended September 30, 2005 over the corresponding period in the prior year is primarily due to the increase in fees paid by AirNet to managed aircraft owners as a result of the significant increase in the use of managed aircraft by AirNet’s Passenger Charter Services. The decrease in travel, training and other expenses for the three month period ended September 30, 2005 over the corresponding period in the prior year is primarily due to the decrease in fees paid to managed aircraft owners as a result of the termination of the management of two large-cabin Challenger aircraft and a Model 60 Learjet in July 2005.
Aircraft depreciation decreased $1.8 million and $4.5 million for the three and nine month periods ended September 30, 2005, respectively, compared to the same periods in 2004 due to a reduction in AirNet’s aircraft values as a result of the impairment charge recorded on September 30, 2004 discussed below. This decline was partially offset by approximately $0.3 million of additional depreciation for the nine month period ended September 30, 2005 related to the increase in the number of operating hours flown by the Passenger Charter fleet. AirNet continually reviews the remaining useful life and expected salvage value of its aircraft in connection with its depreciation calculation. Aircraft engines are depreciated based on the number of hours flown. Other depreciation includes depreciation related to building and leasehold improvements, computer hardware and software, and vehicles.
AirNet recognizes impairment losses on long-lived assets in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). AirNet recognizes impairment losses on long-lived assets when events or changes in circumstances indicate, in management’s judgment, that AirNet’s assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets. The net carrying value of the assets not recoverable is reduced to fair market value if lower than carrying value. In determining the fair market value of the assets, AirNet considers market trends, published market data, recent transactions involving sales of similar assets and, at September 30, 2005, the letter of intent for the sale of AirNet that was announced on October 26, 2005.
AirNet’s long-lived assets used in its cargo operations, consisting primarily of aircraft and spare parts, were determined to be impaired as of September 30, 2004. This determination was made as a result of industry trends in the adoption of electronic payment alternatives and evolving electronic alternatives to the physical movement of cancelled checks at a more rapid pace than previously anticipated by the industry. AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank services customers. AirNet determined that its airline capacity would exceed future demand, which created an impairment of the aircraft and related assets. The impairment also reflected the overall decline in the market values of the aircraft in its cargo fleet which had not recovered as in previous economic cycles. AirNet determined that the expected future undiscounted cash flows from its assets used in its cargo operations were less than the carrying value of those assets and were impaired. Accordingly, a non-cash impairment charge of $43.0 million was recorded as of September 30, 2004, using estimated aircraft fair values. The aircraft fair values used for this purpose were based upon published market sources as of September 30, 2004, which are also used under AirNets Amended Credit Agreement (see Note 7).
Under SFAS No. 142, “Goodwill and Other Intangible Assets”, AirNet evaluates its goodwill for impairment annually, or more frequently if changes in circumstances indicate impairment may have occurred sooner. At September 30, 2004, AirNet determined that as a result of the impairment of its long-lived assets used in its Delivery Services operations, the remaining goodwill assigned to the cargo operations should be evaluated for potential impairment. AirNet evaluates the fair value of its goodwill related to its Delivery Services operations based upon a discounted future cash flow analysis. As a result of the impairment test, AirNet determined that its goodwill was impaired and, accordingly, a non-cash impairment charge of $4.0 million was recorded at September 30, 2004.
As further described in Note 10 of the Notes to Condensed Consolidated Financial Statements, on October 26, 2005, AirNet announced that it had entered into a letter of intent for its sale in a going private transaction at $4.55 per share. Since the price per share in the letter of intent is less than AirNet’s net book value per share, AirNet performed the impairment tests required by SFAS No. 144 for the quarter ended September 30, 2005 and concluded that its long-lived assets used in its Delivery Services segment were further impaired. Accordingly, a non-cash charge of $16.1 million ($10.0 million net of tax) was recorded as of September 30, 2005. The impairment charge was based upon the fair values of the long-lived assets in the Delivery Services segment derived from published sources, information provided by a third party valuation firm retained to assist AirNet in completing its analysis, and the discount inherent in the price per share set forth in the letter of intent.
The increase in selling, general and administrative costs is primarily due to approximately $0.2 million and approximately $1.4 million of incentive compensation expense accrued for the three and nine month periods ended September 30, 2005 under the 2005 Incentive Compensation Plan as a result of higher pre-tax income, excluding the non-cash impairment charges in each period, for those same periods; whereas no incentive compensation was recorded for the same periods of the prior year. On November 20, 2005, the Board, upon the recommendation of the Compensation Committee, ratified a change to the 2005 Incentive Compensation Plan to provide that, for purposes of computing the pre-tax income of AirNet, the $16.1 million non-cash impairment charge recorded by AirNet in the third quarter of the 2005 fiscal year will be disregarded and the pre-tax income for the 2005 fiscal year will be computed as if no impairment charge had been incurred. Incentive compensation of approximately $0.1 million was paid to non-executive employees of AirNet during the three month period ended September 30, 2005. No incentive compensation will be paid to four of AirNet’s five executive officers under the 2005 Incentive Compensation Plan unless AirNet achieves a designated threshold level of pre-tax income for fiscal year 2005.
AirNet recognized a net loss on disposition of assets of approximately $0.3 million during the nine months ended September 30, 2004. This amount included a loss of approximately $0.6 million related to an accident involving one of its cargo aircraft (net of insurance proceeds of approximately $2.3 million). In addition, AirNet sold seven piston aircraft during the nine months ended September 30, 2004 resulting in a loss on sale of approximately $0.1 million. Offsetting these losses at September 30, 2004 was a gain on the sale of an aircraft of approximately $0.4 million.
Interest expense was $2.9 million for the nine months ended September 30, 2005 versus $1.6 million for the prior year. The increase was principally due to the higher amount of debt outstanding during 2005 for the fleet of passenger charter aircraft and the Rickenbacker Facility compared to 2004.
The effective income tax rate for the three and nine month periods ended September 30, 2005 varies from the federal statutory rates due to state income taxes as well as the changes in the tax laws in the State of Ohio.
Liquidity and Capital Resources
Cash flow from operating activities. Net cash provided by operating activities was approximately $17.8 million for the nine months ended September 30, 2005, compared to approximately $18.7 million for the same period in 2004. The decrease in cash flow from operating activities was primarily due to the change in operating assets and liabilities for the nine month period ended September 30, 2005.
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
On May 28, 2004, AirNet and its lenders amended the terms and conditions of the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement has been further amended by the First Change in Terms Agreement, the Second Change in Terms Agreement and the Third Change in Terms Agreement as described below. The Amended Credit Agreement is secured by a first lien on all of the property of AirNet and its subsidiaries, other than any interest in real estate and certain excluded fixed assets. AirNet also pledged the stock and interests of its subsidiaries to secure the loans under the Amended Credit Agreement, and each of AirNet’s subsidiaries guaranteed AirNet’s obligations under the Amended Credit Agreement. The Amended Credit Agreement permits AirNet and its subsidiaries to incur other indebtedness for the purpose of purchasing or refinancing aircraft and related tangible fixed assets, subject to certain annual limitations. The Amended Credit Agreement contains limitations on operating leases, indebtedness, significant corporate changes including mergers and sales of assets, investments in subsidiaries and acquisitions, liens, capital expenditures, transactions with affiliates, sales of accounts receivable, sale and leaseback transactions and other off-balance sheet liabilities, contingent obligations and hedging transactions. The Amended Credit

Agreement also contains certain financial covenants that require AirNet to maintain a minimum consolidated tangible net worth and to not exceed certain fixed charge coverage and leverage ratios specified in the Amended Credit Agreement.
The Amended Credit Agreement provided for a secured revolving credit facility of up to $35.0 million and a secured term loan in the aggregate amount of $14.0 million. The amount of revolving loans available under the Amended Credit Agreement is limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio. At September 30, 2005, as a result of the various timing and duration of short-term debt maturities, AirNet’s interest rates ranged from 4.5% to 6.5%.
As of September 30, 2005, $24.0 million was outstanding under the secured revolving credit facility which is included in “Notes payable, less current portion” in the Condensed Consolidated Balance Sheet. In addition, AirNet had $1.4 million in letters of credit outstanding as of such date related to insurance programs, which reduced the amount available under the revolving credit facility. After giving effect to the Second Change in Terms Agreement discussed below, AirNet had approximately $4.6 million available to borrow under its secured revolving credit facility under the Amended Credit Agreement as of September 30, 2005.
As a result of the impairment charge recorded in September 2004 as described in Note 2 of the Notes to Condensed Consolidated Financial Statements, AirNet was not in compliance with the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2004, and AirNet would not have been in compliance with the minimum consolidated tangible net worth requirement as of December 31, 2004. On November 12, 2004, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “First Change in Terms Agreement”). The First Change in Terms Agreement modified the fixed charge coverage ratio, the leverage ratio, and the minimum consolidated tangible net worth financial covenants in such a manner that, on a going-forward basis, the September 2004 impairment charges, in and themselves, would not cause a default of these financial covenants in the future. At the same time as the First Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the September 2004 impairment charges.
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
On March 24, 2005, AirNet entered into a three-year term loan totaling $11.0 million with a fixed interest rate of 8.12%. This term loan is secured by seven Cessna Caravans and nine Learjet 35’s from AirNet’s cargo aircraft fleet. The aircraft securing this loan were released from the collateral securing the loans under Amended Credit Agreement in accordance with the Second Change in Terms Agreement. The proceeds from this term loan were used to prepay in full AirNet’s term loan under the Amended Credit Agreement as described above. The December 31, 2004 Condensed Consolidated Balance Sheet reflects the reclassification of approximately $22.4 million from current to long-term notes payable as a result of the extension of the Amended Credit Agreement under the Second Change in Terms Agreement and the financing of the cargo aircraft described above. As of September 30, 2005, $10.0 million was outstanding under these term loans.
As a result of the impairment charge recorded in September 2005 as described in Note 2 of the Notes to Condensed Consolidated Financial Statements, AirNet was not in compliance with the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2005. On November 21, 2005, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “Third Change in Terms Agreement”). The Third Change in Terms Agreement modified the fixed charge coverage ratio and the leverage ratio financial covenants in such a manner that, on a going-forward basis, the September 2005 impairment charge, in and of itself, would not cause a default of these financial covenants in the future. At the same time as the Third Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the September 2005 impairment charge.
During the second quarter of 2004, Jetride entered into four seven-year term loans totaling $22.5 million with fixed interest rates of approximately 6.7%. In July 2004, Jetride financed two additional passenger charter Learjet 60’s for the Passenger Charter fleet at $5.0 million each with seven year terms and fixed rates of approximately 6.5%, for a total of $32.5 million in financing related to AirNet’s Passenger Charter Services. As of September 30, 2005, there was $30.2 million outstanding under all six loans. These term loans are secured by aircraft used in the Passenger Charter fleet. Each of the term loans is guaranteed by AirNet. AirNet incurred approximately $0.5 million and $1.5 million in interest expense in the three and nine month periods ended September 30, 2005, respectively, related to the financing of the nine Passenger Charter aircraft under all six loans.
Investing activities. Capital expenditures totaled $17.1 million for the nine months ended September 30, 2005 versus $43.7 million for the same period in 2004. Of the 2005 expenditures, $11.7 million was for major periodic aircraft inspections, major engine overhauls and related flight equipment, $4.7 million related to the Rickenbacker Facility and $0.5 million for computers, furniture and other equipment. AirNet’s income from operations and revolving credit facility has been used to finance these capital expenditures. AirNet anticipates it will spend between $19.0 million and $22.0 million in total capital expenditures in 2005.
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
AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand, borrowings in conjunction with the Amended Credit Agreement or other sources, including leasing. There were no material capital commitments at September 30, 2005.
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
On January 20, 2004, in anticipation of AirNet’s move to its new Rickenbacker Facility, AirNet also entered into an agreement to sell its Port Columbus Facility to the Authority for $3.9 million. Closing of the sale of the Port Columbus Facility to the Authority took place on December 15, 2004. Concurrently with the sale, AirNet entered into a new lease agreement with the Authority (the “New Port Columbus Lease”) pursuant to which AirNet leased the real property associated with the Port Columbus Facility and the buildings and all other improvements thereon pending AirNet’s relocation to its Rickenbacker Facility. The New Port Columbus Lease expired on August 31, 2005. In connection with vacating its Port Columbus Facility, AirNet was required to return certain portions of the premises to their prior condition. The remedial work required to return the Port Columbus Facility to its prior condition was substantially completed by September 30, 2005.
AirNet also maintains certain assets at Port Columbus for dispensing aviation fuel under the terms and conditions of a separate lease agreement (the “Fuel Farm Lease”). The Fuel Farm Lease requires AirNet to return the premises leased under the Fuel Farm Lease to their original condition at the termination of the lease. In lieu of returning the premises to their original condition, the Authority may take title to any improvements constructed by AirNet on the leased premises. AirNet and the Authority have entered into discussions regarding the transfer of title of AirNet’s fuel farm assets to the Authority, which includes two underground fuel storage tanks. If the Authority declines to take title to the fuel farm assets, or if AirNet and the Authority are unable to reach acceptable terms and conditions regarding the transfer of the fuel farm assets to the Authority, AirNet will remove the fuel farm assets and return the premises to their original condition.

In connection with the termination of the New Port Columbus Lease, the Authority requested that AirNet conduct an environmental assessment of the Port Columbus Facility, including the underground storage tanks associated with AirNet’s fuel farm operation. The objective of the environmental assessment was to determine and quantify any environmental impact AirNet’s operations may have had at the Port Columbus Facility. The results of the environmental sampling demonstrated concentrations below the regulatory limits for petroleum hydrocarbons, volatiles, and semi-volatiles in all samples except those associated with one of three oil-water separators located in the hanger portion of the Port Columbus Facility. The petroleum hydrocarbon results from the samples taken around the one oil-water separator demonstrated concentrations above the regulatory limit. Except for the area associated with the one oil -water separator, it was the opinion of the environmental testing firm engaged to conduct the assessment that no obviously recognized environmental conditions exist at AirNet’s Port Columbus Facility in the areas assessed, including the fuel farm. AirNet intends to conduct additional environmental testing of the Port Columbus Facility to determine the scope of the pollution conditions in the vicinity of the oil-water separator. Once the additional environmental testing is concluded, AirNet and the Authority will determine what remedial action is necessary with regard to the pollution conditions in the vicinity of the oil-water separator. As of September 30, 2005, AirNet had an accrual of $0.2 million for such remedial environmental work and the work necessary to return the fuel farm premise to their original condition if the Authority does not take title to the fuel farm assets, as discussed above.
There have been no material changes in AirNet’s contractual obligations from those disclosed in AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
Regulation
The U. S. Department of Transportation implemented new regulations regarding the transportation of hazardous materials that became effective on April 1, 2005. These new regulations require that certain information concerning hazardous material shipments be maintained by the pilot-in-command of an aircraft and be readily accessible at the airport of departure and the intended airport of arrival for the duration of each flight leg. AirNet has implemented new operating procedures to comply with the regulations; however, a significant portion of AirNet’s operations are conducted at night at airports where it maintains no ground operations. In order to comply with the regulatory requirement that information concerning hazardous material shipments be readily accessible at each airport of departure, AirNet has made arrangements to deposit such information with ground vendors, fixed based operators, or in drop boxes located at departing airports. The location of the deposited information is maintained at AirNet’s control center in Columbus, Ohio. AirNet’s control center personnel can direct any regulatory authorities or emergency response team to the location of the hazardous material information in the event of an emergency. While AirNet continues to evaluate its procedures for complying with the new regulations, there can be no assurances that the TSA, DOT or FAA would agree that AirNet’s operating procedures comply with all of the requirements of the new regulations. Compliance with the new regulations will likely increase AirNet’s cost of transporting hazardous materials.
AirNet conducts a portion of its operations through the transportation of packages via commercial airlines. TSA regulations provide that only indirect air carriers that maintain a TSA approved Indirect Air Carrier Standard Security Program (“IACSSP”) may tender packages to commercial airlines. In February, 2005, the TSA informed AirNet that the TSA would no longer approve the IACSSP maintained by AirNet Systems, Inc. based upon the definition of an “indirect air carrier” provided under 49 CFR §1540.5. At the same time, the TSA requested that AirNet submit an application for a new IACSSP under the name of an affiliated company. In accordance with the TSA’s request, AirNet submitted an application for a new IACSSP under the name of AirNet Management, Inc., a wholly-owned subsidiary of AirNet. On June 21, 2005, the TSA approved the IACSSP submitted by AirNet Management, Inc. Upon receipt of such approval, AirNet began implementing operational changes necessary to transition the tender of packages to commercial airlines under the new IACSSP maintained by AirNet Management, Inc. This transition process was completed by August 28, 2005, the date on which the IACSSP maintained by AirNet Systems, Inc. expired. In connection with the transition to the new IACSSP maintained by AirNet Management, Inc., AirNet Systems, Inc. entered into a service agreement with AirNet Management, Inc. under which AirNet Systems, Inc. retained the services of AirNet Management, Inc. to process packages with commercial airlines. AirNet intends to provide the TSA with written notice of the steps that it has taken in connection with the IACSSP transition process and that it will follow to comply with TSA rules, regulations and directives regarding the tender of packages to commercial airlines.
The TSA conducts periodic audits of all indirect air carriers to ensure compliance with the rules and regulations governing the Indirect Air Carrier Standard Security Programs (“IACSSP”) they maintain. From time to time, the TSA has notified AirNet Management, Inc. (“AirNet Management”) of possible violations of the IACSSP it maintains. Such alleged violations generally involve the failure of ground vendors to comply with certain provisions of AirNet Management’s IACSSP. Upon receipt of any such TSA notification, AirNet Management conducts an internal investigation of the alleged failure and notifies the TSA of any corrective actions it has implemented to address such failure. While the TSA can impose penalties for violations of the rules and regulations governing an IACSSP, including fines and revocation of IACSSP authority, no fines or other penalties have been proposed by the TSA with respect to the IACSSP maintained by AirNet Management.
Brown Gibbons Lang & Company – Letter of Intent for Sale of AirNet
On January 5, 2005, upon the approval of the Board of Directors (the “Board”) of AirNet, AirNet engaged Brown Gibbons Lang & Company (“BGL”) to serve as AirNet’s exclusive financial advisor and investment banker to review, develop and evaluate various strategic alternatives to enhance shareholder value.

AirNet’s Board also established a Special Committee consisting solely of independent directors to oversee the marketing process. AirNet, through the Special Committee and Board, reserves the right to alter or terminate the marketing process at any time.
On October 26, 2005, AirNet announced that it has entered into a letter of intent for the sale of AirNet to a nationally recognized private equity investment firm in a going private transaction for $4.55 per share.
The letter of intent, which was unanimously recommended to AirNet’s Board by the Special Committee of the Board and unanimously approved by AirNet’s Board, provides the private equity investment firm with exclusivity until November 30, 2005 to complete its confirmatory due diligence and execute a definitive merger agreement (which date may be extended by mutual consent under certain circumstances until no later than December 15, 2005). The offer is not contingent on the private equity investment firm obtaining any debt financing in addition to the amount currently existing in the business. The proposed transaction, however, would be subject to shareholder approval and other conditions that would be set forth in a definitive agreement.
While AirNet expects to be able to enter into a definitive agreement with the private equity investment firm, there can be no assurances that such an agreement will be executed or that, if it is, it will contain the same terms as those described herein.
Off-Balance Sheet Arrangements
AirNet had no “off-balance sheet” arrangements as of September 30, 2005, as that term is described by the Securities and Exchange Commission.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Inflation and Interest Rates
AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business. AirNet’s primary market risk exposure relates to interest rate risk. At September 30, 2005, AirNet had a $24.0 million outstanding balance under its Amended Credit Agreement (described above in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation”) subject to market rate changes in interest. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio. Assuming borrowing levels at September 30, 2005, a one hundred basis point change in interest rates would impact net interest expense by approximately $240,000 per year.
Following the effectiveness of the Amended Credit Agreement dated May 28, 2004, AirNet paid off three secured term loans which had been secured by aircraft. One of those loans had an interest rate swap agreement associated with it. This interest rate swap agreement with a notional amount of $3.0 million and a fixed rate of 4.25% plus a margin based on AirNet’s funded debt ratio was terminated in August 2005.
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
Changes in Internal Control Over Financial Reporting
There were no changes in AirNet’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during AirNet’s fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, AirNet’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
On July 26, 2005, AirNet Systems, Inc. (“AirNet”) was notified by the U. S. Department of Labor that the latter had received a complaint alleging discriminatory employment practices in violation of Title VIII, Section 806 of the Sarbanes-Oxley Act of 2002. The complaint was filed by a former employee of Jetride, Inc. who alleged that his employment was terminated as a result of expressing concerns regarding allegedly unethical behavior in his department. On August 26, 2005, the U.S Department of Labor informed AirNet that the former employee had withdrawn the complaint and that the case had been closed.
In July 2005, AirNet received a letter from an attorney representing an association of software publishers indicating that the association had evidence that AirNet had engaged in the unlawful installation and use of certain software products. At the request of the association’s attorney, AirNet conducted a company wide review of its use of software published by members of the association. The internal review did not disclose any unauthorized installation or use of such software and the results of the review were submitted to the association’s attorney. The attorney for the association has requested certain supplemental information regarding AirNet’s software usage. AirNet is in the process of compiling the supplemental information regarding its software usage, which it intends to submit to the association’s attorney. AirNet believes that it is in compliance with all software licensing requirements and that it has not engaged in any unlawful use of the software published by the association’s members.

AirNet uses the services of independent contractors as couriers to pick up and deliver its packages. During 2004, the California Employment Development Department (the “EDD”) concluded an employment tax audit of AirNet’s operations in California. As a result of its audit, the EDD concluded that certain independent contractors used by AirNet should be reclassified as employees. Based upon such reclassification, the EDD proposed a $53,061 assessment against AirNet under Section 1127 of the California Unemployment Insurance Code. After receipt of the proposed assessment, AirNet filed a Petition for Reassessment with the California Unemployment Insurance Appeals Board. Since the filing of the Petition for Reassessment, AirNet has submitted further documentation to the EDD to reduce the assessment based upon employment taxes paid directly to the State of California by the affected independent contractors. No hearing has been scheduled with regard to AirNet’s Petition for Reassessment.
Other than the items noted above, there are no pending legal proceedings involving AirNet and its subsidiaries other than routine litigation incidental to their respective business. In the opinion of AirNet’s management, these proceedings should not, individually or in the aggregate, have a material adverse effect on AirNet’s results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Not applicable.

(b)	Not applicable.

(c)	Neither AirNet Systems, Inc. nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of AirNet Systems, Inc. during the fiscal quarter ended September 30, 2005. On February 18, 2000, AirNet Systems, Inc. announced a stock repurchase plan under which up to $3.0 million of its common shares may be repurchased from time to time. These repurchases may be made in open market transactions or through privately negotiated transactions. As of September 30, 2005, AirNet Systems, Inc. had the authority to still repurchase approximately $0.6 million of its common shares under this stock repurchase plan.
Item 3. Defaults Upon Senior Securities. Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders. No response required
Item 5. Other Information.
On August 1, 2005, AirNet received notification from the New York Stock Exchange (“NYSE”) stating that a review of AirNet’s financial condition showed that AirNet was below the recently increased criteria for continued listing. Based on NYSE’s review, AirNet was not in compliance with the applicable rules from Sections 801 and 802 of the NYSE Listed Company Manual, which would lead to AirNet’s common shares being de-listed from NYSE. Specifically, AirNet is “below criteria” because AirNet’s total market capitalization is less than $75 million over a consecutive 30 trading-day period and its total shareholders’ equity is less than $75 million. Since August 8, 2005, NYSE has made available on its consolidated tape an indicator, “.BC,” to reflect AirNet is below NYSE’s quantitative continued listing standards. AirNet requested that NYSE postpone actions that would lead to the de-listing of AirNet’s common shares for a period of time sufficient to allow AirNet to complete the going private transaction described below. By letter dated November 17, 2005, AirNet was notified by NYSE that NYSE’s Listings and Compliance Committee had agreed to the continued listing of AirNet’s common shares through the completion of the going private transaction. NYSE has advised AirNet that NYSE will continue to review the status of the going private transaction through February 2006, along with other developments in respect of AirNet, and that if the going private transaction has not closed by that time, NYSE will review the circumstances causing the delay, and reassess the previous decision to continue the listing of AirNet’s common shares.
As previously reported in the Current Report on Form 8-K filed by AirNet Systems, Inc. (“AirNet”) on October 11, 2005, on October 10, 2005, AirNet issued a news release announcing that its Board of Directors had established December 16, 2005 as the date of AirNet’s 2005 Annual Meeting of Shareholders. The record date for determining the shareholders of AirNet entitled to receive notice of, and vote at, the 2005 Annual Meeting of Shareholders is November 7, 2005. AirNet shareholders seeking to bring business before the 2005 Annual Meeting of Shareholders, or to nominate candidates for election as directors at the 2005 Annual Meeting of Shareholders, must have provided notice thereof in writing to AirNet, which notice was to have been received no later than the close of business on October 28, 2005. No shareholder provided the requisite notice by that date.
On November 20, 2005, the Board, upon the recommendation of the Compensation Committee, ratified a change to the 2005 Incentive Compensation Plan to provide that, for purposes of computing the pre-tax income of AirNet, the $16.1 million non-cash impairment charge recorded by AirNet in the third quarter of the 2005 fiscal year will be disregarded and the pre-tax income for the 2005 fiscal year will be computed as if no impairment charge had been incurred.
As a result of the impairment charge recorded in September 2005 as described in Note 2 to Condensed Consolidated Financial Statements, AirNet was not in compliance with the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2005. On November 21, 2005, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “Third Change in Terms Agreement”). The Third Change in Terms Agreement modified the fixed charge coverage ratio and the leverage ratio financial covenants in such a manner that, on a going-forward basis, the September 2005 impairment charge, in and of itself, would not cause a default of these financial covenants in the future. At the same time as the Third Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the impairment charge.
Item 6. Exhibits
          Exhibits:

Exhibit No.	Description

10.1	Form of Stock Option Agreement, dated July 20, 2005 (Director Option-2004 Stock Incentive Plan)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

AIRNET SYSTEMS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRNET SYSTEMS, INC.

Dated: November 21, 2005	By:	/s/ Gary W. Qualmann

Gary W. Qualmann,
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer)
(Principal Financial Officer)

Dated: November 21, 2005	By:	/s/ Ray L. Druseikis

Ray L. Druseikis,
Controller
(Duly Authorized Officer)
(Principal Accounting Officer)

AIRNET SYSTEMS, INC.
INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Form of Stock Option Agreement, dated July 20, 2005 (Director Option- 2004 Stock Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)