Form 10-K
period 2005-12-31
AIRNET SYSTEMS INC
filed 2006-03-31
CIK 1011696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-13025
AirNet Systems, Inc.
(Exact name of Registrant as specified in its charter)

Ohio	31-1458309
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7250 Star Check Drive, Columbus, Ohio	43217
(Address of principal executive offices)	(Zip Code)
(614) 409-4900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $0.01 par value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of June 30, 2005, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $42,354,506 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 21, 2006

Common Shares, $0.01 par value	10,153,599 common shares

PART I
ITEM 1 — BUSINESS
General
AirNet Systems, Inc. (“AirNet”) is a specialty air carrier for time-sensitive deliveries, operating between most major U.S. cities each working day. AirNet is the leading transporter of cancelled checks and related information for the U.S. banking industry. AirNet also provides specialized, high-priority delivery services to customers, primarily those involved in the medical and entertainment industries. AirNet also provides private passenger charter services through its wholly-owned subsidiary, Jetride, Inc. (“Jetride”).
As of December 31, 2005, AirNet operated a fleet of 111 aircraft (including 30 Learjets and 14 Cessna Caravan turboprops) that depart from over 90 cities and complete 400 cargo flights per night, primarily Monday through Thursday. Approximately 20% of AirNet’s cargo flights per night are subcontracted to third-party aircraft operators. To supplement its air transportation network, AirNet uses commercial airlines during daytime and weekend hours when its aircraft are operating under a limited flight schedule. In addition, as of December 31, 2005, Jetride operated 14 Learjets that offer private passenger charter services.
In addition to regularly scheduled delivery services, AirNet offers on-demand cargo charter delivery services. AirNet also provides ground pick-up and delivery services throughout the nation seven days per week, primarily through a network of third-party vendors.
AirNet’s air and ground network provides dependable, time-critical delivery services to its customers. Later pick-up and earlier delivery times than those offered by other national carriers is one of the primary differentiating characteristics of AirNet’s time-critical delivery network. AirNet’s flight schedule is designed to provide delivery times between midnight and 8:00 a.m., providing earlier delivery times than those generally available through other national carriers. AirNet uses a number of proprietary customer service and management information systems to sort, dispatch, track and control the flow of packages throughout AirNet’s delivery system. AirNet provides customer service 24 hours per day, seven days a week to assist customers with shipment orders, inquiries, supply requests and proof of delivery documentation.
AirNet Systems, Inc. was incorporated under the laws of the State of Ohio in 1996. AirNet’s principal executive offices are located at 7250 Star Check Drive, Columbus, Ohio 43217, and can be reached at (614) 409-4900. AirNet’s Internet web site address is www.airnet.com (this uniform resource locator (URL) is an inactive textual reference only and is not intended to incorporate AirNet’s web site into this Annual Report on Form 10-K).
AirNet makes available free of charge on or through its Internet web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”).
As further described in “Note 3 – Segment Reporting” of the Notes to Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, AirNet operates two distinct reportable segments, Delivery Services and Passenger Charter Services. AirNet’s Delivery Services segment provides delivery service of time-critical shipments for Bank customers and Express customers. AirNet’s Passenger Charter Services segment provides private passenger charter service. Financial information for AirNet’s reportable segments is provided in “Note 3 – Segment Reporting” of the Notes to Consolidated Financial Statements and is incorporated herein by reference.
Delivery Services
Bank Services
Bank Services, primarily consisting of cancelled check delivery, generated approximately 58%, 61% and 69% of AirNet’s total net revenues for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. AirNet’s time-critical cancelled check delivery service allows its banking customers to reduce their float costs and related processing fees. AirNet also transports other items, such as proof of deposit transactions and interoffice mail, for many of the same bank customers. The U.S. banking industry, including commercial banks and third-party processors, represents AirNet’s largest category of customers. AirNet’s bank customers represent many of the nation’s largest bank holding companies.
Express Services
Express Services, which focus on customers with time-critical delivery needs, generated approximately 27%, 28% and 25% of AirNet’s total net revenues for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. Express Services are primarily targeted at customers involved in the life sciences and entertainment industries, and other customers whose shipment needs are highly time sensitive or time definite. In the life sciences industry, Express Services are offered to customers shipping packages that require specialized handling, the transportation of which is often highly regulated by various governmental authorities. Targeted markets within the medical industry include producers and recipients of radioactive pharmaceuticals, diagnostic specimens, blood, umbilical cord blood, human tissue and organs.
For those customers requiring time-critical delivery options not available on AirNet’s regularly scheduled routes, cargo charter services are available. Cargo charter services may be regularly scheduled or scheduled on an on-demand, as-needed basis, 24 hours per day, seven days a week.
Passenger Charter Services
Jetride’s Passenger Charter Services generated approximately 15%, 11% and 5% of AirNet’s total net revenues for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. Jetride provides private passenger charter services that offer customers a safe, fast, and convenient way to travel. Jetride’s private passenger charter service is available 24 hours a day, 7 days a week primarily within the continental United States and neighboring countries. Jetride provides charter services to fractional charter companies, third-party charter brokers and, to a lesser extent, to retail customers. As of December 31, 2005, Jetride operated 14 Learjets from nine locations across the country. Jetride also operated 2 Challenger aircraft under management agreements for a portion of 2005. As of December 31, 2005, Jetride’s fleet consisted of nine owned aircraft and five aircraft that are managed for other owners. Jetride’s fleet of Learjets are configured to comfortably carry seven to eight passengers. All passenger charter pilots are Airline Transport Pilot rated – the highest Federal Aviation Administration (“FAA”) rating possible. Jetride is certified by the Wyvern Network of Charter Operators and holds an Aviation Research Group/US Platinum rating, the highest rating in the industry.
Aviation Services
AirNet operates a fixed base operation from AirNet’s Columbus, Ohio facility, offering retail aviation fuel sales and related ground support services.
Business Strategy
As a result of the continuing evolution of electronic alternatives to the physical movement of cancelled checks, AirNet believes that its Bank Services net revenue will decline in future periods. AirNet believes that the transition in the banking industry to the electronic clearing of cancelled checks will continue to accelerate in the future. AirNet continues to evaluate and adjust its aircraft mix and fleet size in response to these changing business conditions as well as review its ground operations for efficiencies and cost reductions. AirNet continues to focus on the implementation of operational changes to increase the efficiency of its national airline network and delivery services to maximize cash flow for the purpose of reducing its debt. During Fiscal Year 2005, AirNet reduced its outstanding debt by approximately $6 million.
AirNet continues to focus on Express Services customers in time-critical and time-definite delivery markets, such as life sciences, radioactive pharmaceutical and on-demand cargo charters, to partially offset anticipated declines in its Bank Services revenues. The anticipated declines in AirNet’s Bank Services revenues will likely require significant changes in AirNet’s air transportation network over time, including a reduction in AirNet’s current route schedule and the number of aircraft it operates. In February 2006, AirNet decided to market for sale all nine of the Cessna 310 piston aircraft it operates as a result of the reduction in its required airline capacity. AirNet’s ability to expand or maintain its Express Services may be limited by continuing reductions in AirNet’s route schedule.
Future growth in Passenger Charter Services revenues in Fiscal Year 2006 will be dependent upon securing additional aircraft under aircraft management agreements and operational improvements. AirNet does not intend to purchase any additional Passenger Charter aircraft during Fiscal Year 2006.
On January 5, 2005, upon the approval of the Board of Directors (the “Board”) of AirNet, AirNet engaged Brown Gibbons Lang & Company (“BGL”) to serve as AirNet’s exclusive financial advisor and investment banker to review, develop and evaluate various strategic alternatives to enhance shareholder value, including the possible sale of AirNet. AirNet’s Board also established a Special Committee, consisting solely of independent directors, to oversee the marketing process, which resulted in a number of indications of interest with respect to the sale of AirNet and culminated in the execution of a letter of intent for the sale of AirNet on October 26, 2005. On December 16, 2005, AirNet announced that it had been unable to reach a definitive merger agreement with the private equity investment firm that entered into the letter of intent and that the exclusivity period under such letter of intent had been allowed to expire.
Following the termination of the letter of intent, in December of 2005, the Board dissolved the Special Committee and appointed a Strategy Committee to work with management on the ongoing business strategy and alternatives for the company to enhance shareholder value. The Strategy Committee, together with the full Board, determined that AirNet’s business strategy would include operating its businesses with emphasis on cash flows from operations while seeking other de-leveraging opportunities. The Board has elected to continue its engagement of BGL as its financial advisor on a month-to-month basis in connection with the development and evaluation of various strategies and opportunities to enhance shareholder value and de-leverage the business.
Operations
Air operations

AirNet’s air operations are headquartered in Columbus, Ohio. In June 2005, AirNet relocated its operational headquarters from Port Columbus International Airport (“Port Columbus”) to Rickenbacker International Airport (“Rickenbacker”).
AirNet and Jetride utilize an extensive screening process to evaluate potential pilots prior to hiring. New pilots must meet stringent company qualifications, as well as mandated FAA requirements. New pilots must satisfactorily complete a five-week training program conducted by AirNet’s flight training staff prior to assignment of pilot duties. This training program includes flight simulator training prior to any actual flight time in an AirNet or Jetride aircraft, as well as intensive ground instruction. Additionally, new pilots gain operating experience in a structured setting prior to assignment in order to gain a familiarity with AirNet’s route system and the unique demands of the flight environment. In addition to FAA requirements, pilots providing Passenger Charter Services for Jetride must also meet additional in-flight experience requirements specifically related to the types of aircraft operated by Jetride.
AirNet’s central dispatch system coordinates all components of the air cargo operation. Departure and arrival times are continuously updated, and weather conditions throughout the nation are monitored. AirNet dispatchers remain in contact with pilots, out-based hub managers, fuelers, maintenance technicians and ground delivery personnel to identify and minimize any potential delays in the delivery process.
Capacity management is an important factor in maintaining profitability of AirNet’s package delivery services. AirNet’s air transportation network is positioned around a flexible national route structure designed to facilitate late pick-up and early delivery times, minimize delays and simplify flight scheduling. AirNet’s flexible route structure allows it to respond to the changing volume needs of its customers. AirNet’s primary hub in Columbus, Ohio, and several mini-hubs across the nation, are located primarily in less congested regional airports. These locations, in conjunction with AirNet’s off-peak departure and arrival times, provide easy take-off and landings, convenient loading and unloading and fast refueling and maintenance. AirNet also uses commercial airlines, primarily to transport shipments during the daytime and weekend hours when its aircraft are operating under a limited flight schedule.
AirNet employs approximately 80 aircraft and avionics technicians in seven separate locations across the United States who perform maintenance on AirNet’s fleet of aircraft. AirNet has an in-house engine shop at its Columbus facility where some of the piston engines are overhauled on-site, thereby reducing aircraft downtime and controlling costs. AirNet also performs avionics troubleshooting and repair at its Columbus facility to provide for maximum efficiency and minimum aircraft downtime for the fleet. AirNet’s aircraft maintenance center at its Columbus hub has received ISO 9001:2000 certification and holds a repair station certificate granted by the FAA.
Shipment processing
Bank shipments are pre-sorted by bank customer personnel and packaged in AirNet-supplied bags with three letter city identifier tags to show final destination. Express shipments are packaged in either AirNet-provided packaging or the customers’ packaging. Shipments transported on AirNet’s air transportation network are typically picked up by a courier and transported to the local airport where an airbill is either scanned using bar code technology or entered manually. Information on each airbill pertaining to the shipper, receiver, airbill number and applicable deadline is captured and downloaded into AirNet’s computer system, where it is available to AirNet’s customer service representatives (“CSRs”). Upon arrival at AirNet’s Columbus hub or one of its mini-hubs, the shipment is off-loaded, sorted by destination and reloaded onto an aircraft. At the final destination city, the shipment is off-loaded and delivered by courier to the receiver. When delivered, information from the airbill is once again captured and downloaded into AirNet’s computer system. Delivery information for all shipments is then available on-line to customers and AirNet’s CSRs.
For banking customers meeting daytime banking deadlines and Express customers requiring next-flight-out timing, shipments are typically picked up by a courier and transported via commercial airlines or other integrators to destination cities where couriers recover the packages and deliver them to their final destinations.
Ground support
AirNet manages its ground delivery services through the combined use of employees and a network of independent contractors and vendor couriers. Independent contractors and vendor couriers perform the majority of ground delivery services, allowing AirNet to better match its ground costs with its volume requirements. In limited situations, employees are used for ground delivery services on scheduled routes where volume requirements economically justify employing full-time couriers. Dispatching functions related to ground delivery services occur at AirNet’s Columbus, Ohio hub and on a regional basis in some of the major cities served.
Fast Forward Solutions
Fast Forward Solutions, LLC (“Fast Forward Solutions”), a wholly-owned subsidiary of AirNet, was formed to explore growth opportunities associated with existing and emerging image replacement platforms and technologies. Fast Forward Solutions is no longer pursuing opportunities in the image replacement market and AirNet expects to dissolve Fast Forward Solutions during fiscal year 2006, without any financial impact in Fiscal Year 2006.
Regulation

AirNet holds an air carrier operating certificate granted by the FAA pursuant to Part 135 of the Federal Aviation Regulations. AirNet also holds a repair station certificate granted by the FAA pursuant to Part 145 of the Federal Aviation Regulations. In addition, Jetride holds its own air carrier operating certificate granted by the FAA pursuant to Part 135. These certificates are of unlimited duration and remain in effect so long as AirNet and Jetride maintain the required standards of safety and meet the operational requirements of the Federal Aviation Regulations. The FAA’s regulatory authority relates primarily to operational aspects of air transportation, including aircraft standards and maintenance, personnel, and ground facilities.
The U. S. Department of Transportation (“DOT”) and Transportation Security Administration (“TSA”) have regulatory authority concerning operational and security concerns in transportation, including safety, insurance and hazardous materials. AirNet holds various operational certificates issued by these agencies, including party status to DOT E-7060, which permits AirNet to transport higher volumes of time-critical radioactive pharmaceuticals than is allowed by the DOT for most carriers. Party status to DOT E-7060 is renewed every two years, with AirNet’s next renewal due August 2006. AirNet is also subject to Food and Drug Administration regulation of AirNet’s transportation of pharmaceuticals and live animals.
In addition to federal regulations, AirNet’s operations are subject to various state and local regulations, and in many instances, require permits and licenses from state authorities.
AirNet believes that both AirNet and Jetride have all permits, approvals and licenses required to conduct their respective operations and that they are in compliance with applicable regulatory requirements relating to their operations including all applicable noise level regulations. Because current noise level regulations would have required AirNet to modify its three cargo configured Model 25 Learjets, and because such Learjets are less efficient to operate, AirNet retired and sold its three Model 25 Learjets prior to the end of fiscal year 2005. AirNet cooperates with various local governments to minimize noise issues; however, future noise pollution regulations could require the modification or replacement of other AirNet aircraft.
AirNet conducts a portion of its operations through the transportation of packages via commercial airlines. TSA regulations provide that only indirect air carriers that maintain a TSA approved Indirect Air Carrier Standard Security Program (“IACSSP”) may tender packages to commercial airlines. In February, 2005, the TSA informed AirNet that the TSA would no longer approve the IACSSP maintained by AirNet based upon the definition of an “indirect air carrier” provided under 49 CFR §1540.5. At the same time, the TSA requested that AirNet submit an application for a new IACSSP under the name of an affiliated company.
In accordance with the TSA’s request, during 2005 AirNet submitted an application for a new IACSSP under the name of AirNet Management, Inc., a wholly-owned subsidiary of AirNet (“AirNet Management”). On June 21, 2005, the TSA approved the IACSSP submitted by AirNet Management. Upon receipt of such approval, AirNet began implementing operational changes necessary to transition the tender of packages to commercial airlines under the new IACSSP maintained by AirNet Management. This transition process was completed by August 28, 2005, the date on which the IACSSP authority maintained by AirNet expired. In connection with the transition to the new IACSSP maintained by AirNet Management, AirNet entered into a service agreement with AirNet Management under which AirNet retained the services of AirNet Management to process packages with commercial airlines. Under the service agreement, AirNet also performs certain functions related to the new IACSSP on behalf of AirNet Management, such as site visits to qualify potential customers as “known shippers”.
The TSA conducts periodic audits of all indirect air carriers to ensure compliance with the rules and regulations governing indirect carriers. From time to time, the TSA has notified AirNet Management of possible violations of the IACSSP it maintains. Such alleged violations generally involve the failure of ground vendors to comply with certain provisions of AirNet Management’s IACSSP. Upon receipt of any such TSA notification, AirNet Management conducts an internal investigation of the alleged failure and notifies the TSA of any corrective actions it has implemented to address such failure. While the TSA can impose penalties for violations of the rules and regulations governing an IACSSP, including fines and revocation of IACSSP authority, no fines or other penalties have been proposed by the TSA with respect to the IACSSP maintained by AirNet Management.
The U. S. DOT implemented new regulations regarding the transportation of hazardous materials that became effective on April 1, 2005. These new regulations require that certain information concerning hazardous material shipments be maintained by the pilot-in-command of an aircraft and be readily accessible at the airport of departure and the intended airport of arrival for the duration of each flight leg. AirNet has implemented new operating procedures to comply with the regulations; however, a significant portion of AirNet’s operations are conducted at night at airports where it maintains no ground operations. In order to comply with the regulatory requirement that information concerning hazardous material shipments be readily accessible at each airport of departure, AirNet has made arrangements to deposit such information with ground vendors, fixed based operators, or in drop boxes located at departing airports. The location of the deposited information is maintained at AirNet’s dispatch center in Columbus, Ohio. AirNet’s dispatch personnel can direct any regulatory authorities or emergency response team to the location of the hazardous material information in the event of an emergency. While AirNet continues to evaluate its procedures for complying with the new DOT regulations, there can be no assurances that the TSA, DOT or FAA would agree that AirNet’s operating procedures comply with all of the requirements of the new regulations.

Failure to comply with the new hazardous material regulations could reduce or otherwise restrict AirNet’s ability to transport hazardous materials, including its ability to transport radioactive pharmaceuticals under its DOT E-7060 permit described above.

Seasonality
See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation” under the heading “Seasonality and Variability in Quarterly Results” of this Annual Report on Form 10-K for a discussion of the seasonal aspects of AirNet’s business, which discussion is incorporated herein by reference.
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
In the private sector, there are a large number of smaller, regional carriers that transport cancelled checks, none of which AirNet believes has a significant interstate market share. The two largest private sector air couriers, FedEx and United Parcel Service (“UPS”), both carry cancelled checks where the required deadlines fit into their existing system. AirNet does not believe that FedEx or UPS represent significant competitors in the time-critical cancelled check market to date. AirNet provides customized service for its customer base, often with later pick-ups and earlier deliveries than the large, national couriers provide.
AirNet competes with commercial airlines and numerous other carriers in its Express Services delivery business and estimates its market share in this industry at less than 1%. AirNet believes that its national air transportation network system, proprietary information technology and historically high on-time performance level allow it to compete in this market. Aggressive competition for customers with express delivery needs resulted in reduced Express Services shipments in fiscal year 2005. In addition, in fiscal year 2005, AirNet became aware that a competitor received a DOT E-7060 permit which may increase competition for radioactive pharmaceuticals customers.
In the Passenger Charter business, AirNet competes with other owner/operators and charter brokers of small business jets. AirNet believes its maintenance and related support facilities provide added flexibility in deploying and servicing the Passenger Charter fleet to meet customer demands.
Environmental matters
In 2004, AirNet commenced construction of a new corporate and operational facility (the “Rickenbacker Facility”) on land leased from the Columbus Regional Airport Authority (the “Authority”). Construction of the Rickenbacker Facility was completed in May of 2005 and AirNet completed the relocation of its flight and administrative operations to the Rickenbacker Facility in June of 2005. Portions of the leased land on which the Rickenbacker Facility was constructed, as well as portions of the aircraft ramp used by AirNet at the Rickenbacker Facility, contain known pollution conditions. The appropriate amended post closure plan and no further action letters addressing the Rickenbacker Facility and the aircraft ramp were obtained by AirNet from the Authority prior to beginning construction. No additional pollution conditions on the leased land were noted during construction of the Rickenbacker Facility or the aircraft ramp and none have been noted through the date of this Annual Report on Form 10-K.
In June 2005, AirNet relocated its corporate and operational headquarters from 3939 International Gateway in Columbus, Ohio (the “Port Columbus Facility”) to the new Rickenbacker Facility. AirNet’s lease of its Port Columbus Facility expired on August 31, 2005. In connection with vacating its Port Columbus Facility, AirNet was required to conduct an environmental assessment of the Port Columbus Facility. The results of the environmental assessment demonstrated concentrations of petroleum hydrocarbons and vinyl chloride above the regulatory limits in samples associated with one of three oil-water separators located in the hanger portion of the Port Columbus Facility. Except for the area associated with the one oil-water separator, it was the opinion of the environmental testing firm engaged to conduct the assessment that no obviously recognized environmental conditions existed at AirNet’s Port Columbus Facility in the areas assessed, including the fuel farm which AirNet maintains at the Port Columbus Facility.
Following completion of the environmental assessment, AirNet, with the assistance of the Authority, determined what actions were necessary to remediate the identified pollution conditions. In March of 2006, AirNet completed remedial work to remove the pollution conditions, which consisted primarily of the removal and replacement of a portion of the concrete floor in the hangar area of the Port Columbus Facility, the removal and replacement of the contaminated soil, and the installation of a new oil-water separator. Environmental testing conducted at the completion of the remedial work demonstrated no presence of petroleum hydrocarbons or vinyl chloride above the regulatory limits in the area associated with the remedial work. As of December 31, 2005, AirNet had an accrual of approximately $0.2 million for such remedial environmental work and work that may be required to return the fuel farm to its original condition, as discussed below in “Item 2 – Properties”.
AirNet believes that compliance with applicable laws and regulations governing environmental matters has not had, and is not expected to have, a material effect on AirNet’s capital expenditures, operations or competitive position.

Employees
As of December 31, 2005, AirNet employed approximately 790 persons, which included approximately 235 pilots. AirNet’s employees are not represented by any union or covered by any collective bargaining agreement. AirNet has experienced no work stoppages and believes that its relationship with employees is good.
ITEM 1A — RISK FACTORS
Competition from other providers of express air and ground delivery services may adversely affect AirNet’s results of operations and financial condition.
AirNet’s Bank Services compete primarily against the Federal Reserve’s Check Relay Network, which has significantly greater financial and other resources than AirNet. The Federal Reserve is regulated by the Monetary Control Act of 1980, which in general requires that the Federal Reserve price its services on an actual cost basis plus a set percentage private sector market adjustment factor. Failure by the Federal Reserve to comply with the Monetary Control Act by pricing its services below the required rates could have an adverse competitive impact on AirNet. In addition, the Monetary Control Act may be amended, modified or repealed, or new legislation affecting AirNet’s business may be enacted. Also, the market for Express Delivery Services is highly competitive. Aggressive competition for customers with express delivery needs could have a material adverse affect on revenue and contribution margins in Delivery Services.
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
Reductions in AirNet’s route schedule and the number of aircraft it operates may adversely impact AirNet’s Express Services business.
AirNet’s air and ground network that provides later pick-up and earlier delivery times than those offered by other national carriers is one of the primary differentiating characteristics of AirNet’s time-critical delivery network. A significant portion of AirNet’s Express shipments are transported on AirNet’s airline. The anticipated decline in AirNet’s transportation of cancelled checks will require significant changes in AirNet’s air transportation network, including a reduction in its current route schedule and the number of aircraft it operates. Reductions in AirNet’s route schedule and the number of aircraft it operates will require AirNet to transport a greater portion of its Express shipments on commercial airlines and may adversely impact AirNet’s ability to expand or maintain its Express Services business.
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
Loss of AirNet Management’s Indirect Air Carrier Standard Security Program approval could adversely affect AirNet’s business.
A significant portion of AirNet’s shipments are transported via commercial airlines. TSA regulations provide that only indirect air carriers that maintain a TSA approved Indirect Air Carrier Standard Security Program (“IACSSP”) may tender packages to commercial airlines. In accordance with the TSA’s request, during Fiscal Year 2005 AirNet secured TSA approval for a new IACSSP under the name of AirNet Management, Inc., a wholly-owned subsidiary of AirNet. AirNet’s ability to transport packages on commercial airlines is dependent upon AirNet Management, Inc.’s continuing compliance with the rules and regulations governing Indirect Air Carrier Standard Security Programs and the TSA’s continuing approval of the AirNet Management, Inc. IACSSP. The loss of AirNet Management, Inc.’s IACSSP approval would have a significant and immediate adverse effect on AirNet’s business.
Changes in government regulations regarding the transportation of hazardous materials may increase AirNet’s costs of transporting such shipments or reduce AirNet’s ability to transport such shipments.
The DOT implemented new regulations regarding the transportation of hazardous materials that went into effect on April 1, 2005. The new regulations required that AirNet institute new operating procedures and make arrangements with ground vendors and/or fixed based operators to assist AirNet in complying with the new regulations. Failure to comply with the new or existing regulations governing the transportation of hazardous materials would reduce or otherwise restrict AirNet’s ability to transport hazardous materials, including its ability to transport radioactive pharmaceuticals under AirNet’s DOT E-7060 permit. Future changes in government regulations regarding the transportation of hazardous materials may also increase AirNet’s costs of transporting such shipments or reduce AirNet’s ability to transport such shipments.
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
Considerable focus has been placed on package security requirements and procedures at domestic and international airports since the September 11, 2001 tragedy and related incidents. The TSA, commercial airlines, fixed based operations (where AirNet transacts a significant portion of its aircraft loading and unloading operations) and airport authorities are still in the process of reviewing and improving all aspects of their security requirements. While many proposed changes are voluntary, many are being mandated by the TSA, the DOT and the FAA.
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
A catastrophic accident could substantially reduce the demand for Jetride’s Passenger Charter Services and, therefore, significantly reduce its revenue. In such event, Jetride may not be able to secure liability insurance for its business or secure such insurance at a reasonable cost.
Environmental concerns may arise in connection with AirNet’s operation at its new facility on leased land with known pollution conditions.
In 2005, AirNet completed construction of its new Rickenbacker Facility on land leased from the Authority. Portions of the leased land, as well as portions of the aircraft ramp, on which AirNet conducts a significant portion of its operations at the Rickenbacker Facility, contain known pollution conditions. The appropriate amended post closure plan and no further action letters addressing these areas were supplied to AirNet by the Authority prior to beginning construction. Identification of additional pollution conditions on the leased land or attached ramp could increase AirNet’s costs and have an adverse affect on its ability to operate at the Rickenbacker Facility.
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
AirNet’s amended articles authorize the board of directors to issue up to 10,000,000 preferred shares without further shareholder approval, subject to any limitations prescribed by law and the rules and regulations of the American Stock Exchange. The preferred shares could have dividend, liquidation, conversion and other rights and privileges that are superior or senior to the common shares. Issuance of preferred shares could result in the dilution of the voting power of the common shares, adversely affect holders of the common shares in the event of liquidation of AirNet or delay, defer or prevent a change in control of AirNet.
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
AirNet’s substantial indebtedness could adversely affect AirNet’s financial condition and prevent AirNet from fulfilling its obligations.

AirNet has a significant amount of debt. AirNet’s substantial indebtedness could: (1) require AirNet to dedicate a substantial portion of cash flows from operating activities to payments on AirNet’s indebtedness, which would reduce the cash flows available to fund working capital, capital expenditures and other general corporate requirements; (2) limit AirNet’s flexibility in planning for, or reacting to, changes in AirNet’s business and the industry in which AirNet operates; and (3) limit AirNet’s ability to borrow additional funds. AirNet’s liquidity and its ability to meet its current and long-term financial obligations as they become due will be dependent upon AirNet’s financial performance, its ability to meet financial covenants in financing agreements and its ability to replace or extend the revolving credit facility. AirNet’s failure to meet these financial covenants would have a material adverse effect on AirNet’s financial position and ability to continue operations. A substantial portion of AirNet’s revolving credit facility was used to fund the Rickenbacker Facility.
AirNet may encounter issues in documenting and testing its internal control over financial reporting for purposes of complying with Section 404 of the Sarbanes-Oxley Act of 2002.
AirNet is in the process of documenting and testing its internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which will require management to annually assess the effectiveness of AirNet’s internal control over financial reporting beginning with the fiscal year ending December 31, 2007 and a report by AirNet’s independent registered public accounting firm addressing management’s assessment and the effectiveness of the internal control over financial reporting beginning with the fiscal year ending December 31, 2007. During the course of AirNet’s testing, AirNet may identify deficiencies and weaknesses, which AirNet may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements for Section 404. If management is unable to conclude that AirNet’s internal control over financial reporting is effective at year-end 2007 or AirNet’s independent registered public accounting firm is unable to give a favorable report on management’s assessment, this could have a material adverse effect on AirNet’s reputation, financial condition and on the market price of AirNet’s common shares.
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
Operating facilities
On January 20, 2004, AirNet entered into a land lease with the Authority to lease approximately 8 acres located within Rickenbacker. AirNet completed construction of its new Rickenbacker Facility in May 2005 and AirNet’s relocation to the Rickenbacker Facility was completed in June 2005. AirNet’s corporate and operational functions that were previously conducted at the Port Columbus Facility and the administrative functions previously conducted at 555 Morrison Road in Gahanna, Ohio were consolidated at the new Rickenbacker Facility. Rickenbacker is located in Franklin and Pickaway Counties, Ohio, southeast of Columbus, Ohio, approximately fifteen miles from AirNet’s former Port Columbus Facility.
On January 20, 2004, in anticipation of AirNet’s move to its new Rickenbacker Facility, AirNet also entered into an agreement to sell its Port Columbus Facility to the Authority for $3.9 million. Closing of the sale of the Port Columbus Facility to the Authority took place on December 15, 2004. Concurrently with the sale, AirNet entered into a new lease agreement with the Authority (the “New Port Columbus Lease”) pursuant to which AirNet leased the real property associated with the Port Columbus Facility and the buildings and all other improvements thereon pending AirNet’s relocation to its Rickenbacker Facility. The New Port Columbus Lease expired on August 31, 2005. In connection with vacating its Port Columbus Facility, AirNet was required to return certain portions of the premises to their prior condition. The remedial work required to return the Port Columbus Facility to its prior condition, except for the environmental work discussed below, was completed by December 31, 2005.
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
In connection with the termination of the New Port Columbus Lease, the Authority required that AirNet conduct an environmental assessment of the Port Columbus Facility, including the underground storage tanks associated with AirNet’s fuel farm operation. The objective of the environmental assessment was to determine and quantify any environmental impact AirNet’s operations may have had at the Port Columbus Facility. The results of the environmental sampling demonstrated concentrations above the regulatory limits for petroleum hydrocarbons and vinyl chloride in samples associated with one of three oil-water separators located in the hanger portion of the Port Columbus Facility. AirNet completed certain remedial work in connection with the pollution conditions in March of 2006. As of December 31, 2005,

AirNet had an accrual of $0.2 million for such remedial environmental work and the work necessary to return the fuel farm premise to its original condition if the Authority does not take title to the fuel farm assets, as discussed above.
AirNet also operates at approximately 40 additional locations throughout the country. These locations, which are leased from unrelated third parties, generally include office space and/or a section of the lessor’s hangar or ramp.
Fleet
Cargo aircraft
The following table shows information about AirNet’s cargo aircraft fleet used in its Delivery Services reportable segment as of December 31, 2005. AirNet’s cargo aircraft have been modified for cargo use and contain no passenger seats and interiors to provide maximum payload.

Aircraft Type	Owned	Leased (1)	Payload (2)	Range (3)	Speed (4)
Learjets, Model 35/35A	30	—	3,800	1,700	440
Cessna Caravans	7	7	3,400	825	170
Piper Navajo	18	—	1,500	800	170
Beech Baron	40	—	1,000	800	170
Cessna 310	9	—	900	800	170

Total	104	7

(1)	AirNet entered into a one-year lease for an additional Cessna Caravan in February 2006, which increased the total to 8 leased aircraft.

(2)	Maximum payload in pounds for a one-hour flight plus required fuel reserves.

(3)	Maximum range in nautical miles, assuming zero wind, full fuel and maximum payload.

(4)	Maximum speed in knots, assuming maximum payload.
The Learjet 35 is among the fastest and most reliable small jet aircraft available in the world and meets all Stage Three noise requirements currently being implemented across the United States.
The Cessna Caravan Super Cargomaster aircraft is a turbo-prop aircraft.
The Piper Navajo, Beech Baron and Cessna 310 are twin-engine piston aircraft. In February 2006, AirNet decided to market for sale all nine of the Cessna 310 aircraft it owns.
Passenger Charter aircraft
The following table shows information about Jetride’s Passenger Charter aircraft fleet as of December 31, 2005:

Aircraft Type	Owned	Managed	Seating (1)	Range (2)	Speed (3)
Learjets, Model 35A	3	—	7 - 8	1,700	440
Learjets, Model 31A	—	1	7 - 8	1,200	440
Learjets, Model 60	6	4	7 - 8	2,300	440

Total	9	5

(1)	Maximum number of passengers is 8

(2)	Maximum range in nautical miles, assuming zero wind, full fuel and full payload.

(3)	Maximum speed in knots, assuming full payload
The Learjet is a midsize business jet with transcontinental range and meets all Stage Three noise requirements.
Vehicles
AirNet operated a fleet of approximately 50 ground transportation vehicles as of December 31, 2005. Vehicles range in size from passenger cars to full sized vans. AirNet also rents lightweight trucks for certain weekend ground routes. In 2001, AirNet entered into a leasing agreement with a third party provider and began replacing owned vehicles with leased vehicles as replacement became necessary. AirNet leased approximately 20 of the 50 vehicles it operated as of December 31, 2005. In addition to the ground transportation vehicles it operates, AirNet operates approximately 25 vehicles not licensed for road use, including fuel trucks and tugs.
ITEM 3 — LEGAL PROCEEDINGS
In July 2005, AirNet received a letter from an attorney representing an association of software publishers indicating that the association had evidence that AirNet had engaged in the unlawful installation and use of certain software products. At the request of the association’s attorney, AirNet conducted a company wide review of its use of software published by members of the association. The internal review did not disclose any unauthorized installation or use of such software and the results of the review were submitted to the association’s attorney. The attorney for the association subsequently requested certain supplemental information regarding AirNet’s software usage, which AirNet has supplied to the attorney for the association. AirNet believes that it is in compliance with all software licensing requirements and that it has not engaged in any unlawful use of the software published by the association’s members.
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
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The Annual Meeting of Shareholders (the “2005 Annual Meeting”) of AirNet Systems, Inc. was held on December 16, 2005. The number of common shares of AirNet Systems, Inc. outstanding and entitled to vote at the 2005 Annual Meeting was 10,149,205. The number of common shares represented in person or by proxy at the 2005 Annual Meeting was 9,500,436.
(b) Directors elected at the 2005 Annual Meeting for terms expiring at the 2006 Annual Meeting of Shareholders:

Joel E. Biggerstaff
For:	8,081,887
Withheld:	1,418,549

James M. Chadwick
For:	9,185,579
Withheld:	314,857

Russell M. Gertmenian
For:	6,991,050
Withheld:	2,509,386

Gerald Hellerman
For:	9,174,969
Withheld:	325,467

David P. Lauer
For:	8,010,101
Withheld:	1,490,335

Bruce D. Parker
For:	8,089,780
Withheld:	1,410,656

James E. Riddle
For:	8,089,780
Withheld:	1,410,656

(c) Matters voted upon at the 2005 Annual Meeting
(i) See Item 4(b) for voting results for the election of directors.
(d) Not applicable.
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common shares of AirNet Systems, Inc. traded on the New York Stock Exchange until January 24, 2006. On January 25, 2006, the common shares of AirNet Systems, Inc. began trading on the American Stock Exchange under the symbol “ANS”. The table below sets forth the high and low sales prices of the common shares reported on the New York Stock Exchange for the periods indicated.

	2005		2004
Quarter ended	High	Low	High	Low
March 31	$4.75	$3.31	$4.99	$3.75
June 30	5.19	3.71	4.95	3.80
September 30	5.44	3.91	6.20	3.81
December 31	5.36	3.22	4.50	2.73
AirNet has not paid any dividends on its common shares and does not intend to pay any dividends in the foreseeable future. AirNet anticipates using future earnings to finance operations and reduce debt.
The payment of any future dividends on common shares will be determined by the AirNet Board of Directors in light of conditions then existing, including earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.
On March 21, 2006, there were approximately 824 record holders of AirNet’s common shares.
Neither AirNet nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of AirNet during the fourth quarter of the fiscal year ended December 31, 2005. On February 18, 2000, AirNet announced a stock repurchase plan under which up to $3.0 million of AirNet common shares may be repurchased from time to time. These repurchases may be made in open market transactions or through privately negotiated transactions. As of December 31, 2005, AirNet had the authority, subject to bank approval, to repurchase approximately $0.6 million of AirNet common shares under this stock repurchase plan.

ITEM 6 — SELECTED FINANCIAL DATA

Statement of Operations Data
(in thousands, except per share data)	Years Ended December 31,
	2005	2004	2003	2002	2001
Net Revenues
Bank Services	$113,748	$106,117	$103,399	$102,626	$106,716
Express Services	52,346	49,096	36,963	33,958	26,252
Passenger Charter Services	29,454	18,494	7,599	4,316	737
Aviation Services and other	865	1,243	1,261	1,044	1,499

Total net revenues	196,413	174,950	149,222	141,944	135,204

Costs and Expenses
Operating costs and expenses (Note 1)	182,620	168,554	142,991	134,236	121,313
Impairment charges (Notes 2, 3 and 4)	16,073	47,009	—	—	1,744

Total costs and expenses	198,693	215,563	142,991	134,236	123,057

Income (loss) from operations	(2,280)	(40,613)	6,231	7,708	12,147

Interest expense	4,066	2,468	1,340	1,649	1,668

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(6,346)	(43,081)	4,891	6,059	10,479

Provision (benefit) for income taxes	(2,100)	(8,935)	2,103	2,429	5,035

Income (loss) from continuing operations before cumulative effect of accounting change	(4,246)	(34,146)	2,788	3,630	5,444

Loss from discontinued operations, net of taxes (Note 5)	—	—	(8)	(259)	(251)

Cumulative effect of accounting change, net of tax benefit (Note 6)	—	—	—	(1,868)	—

Net income (loss)	$(4,246)	$(34,146)	$2,780	$1,503	$5,193

Income (loss) per common share — basic and diluted

Continuing operations	$(0.42)	$(3.39)	$0.28	$0.36	$0.51
Discontinued operations	$—	$—	$—	$(0.03)	$(0.02)
Cumulative effect of accounting change	$—	$—	$—	$(0.18)	$—

Net income (loss)	$(0.42)	$(3.39)	$0.28	$0.15	$0.49

Balance Sheet Data
(in thousands)

Total assets	$123,293	$137,470	$153,273	$147,324	$133,079
Total debt	56,019	62,245	37,776	41,794	28,235
Total shareholders’ equity	46,379	50,466	84,280	80,796	78,946
Note 1	The year 2001 includes a $1.0 million non-recurring charge related to the retirement agreement of Gerald G. Mercer (see Note 7 — Related Party Transactions of the Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.)

Note 2	Represents 2005 charge related to the impairment of AirNet’s cargo assets (See Note 2 — Impairment of Property and Equipment and Goodwill of the Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.)

Note 3	Represents 2004 charge related to the impairment of AirNet’s cargo assets and related goodwill (See Note 2 — Impairment of Property and Equipment and Goodwill of the Notes to Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.)

Note 4	Represents 2001 non-recurring charge related to the impairment of Float Control, Inc.’s investment in The Check Exchange System Co. partnership.

Note 5	In August 2003, AirNet sold the assets of its Mercury Business Services unit, resulting in discontinued operations.

Note 6	Represents the effect of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
General
As a result of the continuing evolution of electronic alternatives to the physical movement of cancelled checks and other market factors, AirNet’s Bank Services net revenues are expected to decline. This expected decline in Bank Services revenues requires that AirNet restructure its existing transportation network which was originally established to service its bank customers. AirNet continues to evaluate and adjust its aircraft mix and fleet size in response to these changing business conditions as well as review its ground operations for efficiencies and cost reductions. In February 2006, AirNet decided to market for sale all nine of the Cessna 310 piston cargo aircraft it operates as a result of the reduction in its required airline capacity.
The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of AirNet. This discussion should be read in conjunction with the accompanying audited consolidated financial statements, which include additional information about AirNet’s significant accounting policies, practices and the transactions that underlie its financial results, and the risk factors described in “Item 1A – Risk Factors”.
Financial Overview
This financial overview contains certain non-GAAP financial data to show results of operations excluding charges for impairment of assets and goodwill. The company believes this information is useful and informative to the readers in providing a complete view of AirNet’s operating results.
Selected Non-GAAP Financial Data

Dollars in ‘000’s
				$ Increase	% Increase	$ Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2005	2004	2003	2004 to 2005	2004 to 2005	2003 to 2004	2003 to 2004

Income (loss) from operations	$(2,280)	$(40,613)	$6,231	$38,333	*	$(46,844)	*
Impairment charges	16,073	47,009	—	(30,936)	*	47,009	*

Income from operations before impairment charges	$13,793	$6,396	$6,231	$7,397	116%	$165	3%

Net income (loss)	$(4,246)	$(34,146)	$2,780	$29,900	*	$(36,926)	*
Impairment charges — net of tax	9,965	31,026	—	(21,061)	*	31,026	*

Net income (loss) before impairment charges	$5,719	$(3,120)	$2,780	$8,839	283%	$(5,900)	(212)%

Net income (loss) per common share — basic and diluted	$(0.42)	$(3.39)	$0.28	$2.97	*	$(3.67)	*
Impairment charges — net of tax - per common share	0.98	3.08	—	(2.10)	*	3.08	*

Net income (loss) per common share before impairment charges — basic and diluted	$0.56	$(0.31)	$0.28	$0.87	281%	$(0.59)	(211)%

*	The percentage increase (decrease) is not meaningful.
Excluding the non-cash impairment charges recognized in 2005 and 2004, income before taxes was $13.8 million for 2005 compared to $6.4 million for 2004. Loss before income tax benefit was $6.3 million for the 2005, including $16.1 million for impairment of assets, compared to a loss before income tax benefit of $43.1 million, including $47.0 million for impairment of assets and goodwill, for the same period last year.
Excluding the non-cash impairment charges in each period, net income was $5.7 million ($0.56 per common share) for 2005 compared to a net loss of $3.1 million ($0.31 per common share) for 2004. For 2005, the net loss was $ 4.2 million, ($0.42 per common share), including the $10.0 million after-tax ($0.98 per common share) charge for the impairment, versus a net loss of $34.1 million, ($3.39 per common share), including $31.0 million after-tax ($3.08 per common share) charge for the impairment of assets and goodwill, for 2004.

In 2005, Delivery Services experienced net revenue growth primarily due to the significant increase in fuel surcharge revenues. The impact of increased fuel surcharge revenues accounted for $10.3 million, or 95%, of the total increase in Delivery Services revenues in 2005.
In 2005, Passenger Charter Services experienced net revenue growth as a result of the increase in flight hours after AirNet invested in additional aircraft in 2004 to support passenger charter demand. Jetride’s contribution margin decreased from $2.8 million in the first six months of 2005 to a contribution margin shortfall of ($0.1) million in the last six months of 2005, primarily due to major aircraft maintenance performed on the Jetride aircraft fleet, increased pilot travel and training expense, and increased fuel costs. Jetride charges its customers a fuel surcharge per hour based upon current fuel prices which changes according to prevailing market rates. In the third and fourth quarters of 2005, Jetride did not recover a substantial portion of the increased fuel costs because increases in fuel surcharges did not keep pace with increased fuel costs.
This financial overview contains certain non-GAAP financial data to show results of operations excluding charges for impairment of assets and goodwill. The company believes this information is useful and informative to the readers in providing a complete view of AirNet’s operating results.
Results of Operations
Net Revenues

Dollars in ‘000’s
				$ Increase	% Increase	$ Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
Net Revenues	2005	2004	2003	2004 to 2005	2004 to 2005	2003 to 2004	2003 to 2004

Delivery Services Revenues, Net of Excise Tax:
Bank Services	$113,748	$106,117	$103,399	$7,631	7%	$2,718	3%
Express Services	52,346	49,096	36,963	3,250	7%	12,133	33%

Total Delivery Services Revenues	$166,094	$155,213	$140,362	10,881	7%	14,851	11%
Passenger Charter Services Revenues	29,454	18,494	7,599	10,960	59%	10,895	143%
Aviation Services and Other Revenues	865	1,243	1,261	(378)	(30)%	(18)	(1)%

Total Net Revenues	$196,413	$174,950	$149,222	$21,463	12%	$25,728	17%

Total net revenues have increased each of the last three years primarily due to additional fuel surcharge revenues and growth in Passenger Charter Services revenues.
AirNet generally assesses its Bank Services customers a fuel surcharge, which is based on the Oil Price Index Summary – Columbus, Ohio (OPIS-CMH index). As index rates increase above a set threshold, surcharge rates increase. The 2005 average annual price on the OPIS index increased approximately 43% from the 2004 average annual price. The 2004 average annual price on the OPIS index increased approximately 17% from the 2003 annual price. AirNet assesses most of its Express Services customers a fuel surcharge which is based on the OPIS index, and is adjusted monthly. In addition, Jetride charges its customers a fuel surcharge per hour based upon current fuel prices which changes according to prevailing market rates.
Bank Services Revenues

Dollars in ‘000’s
				$ Increase	% Increase	$ Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
Bank Services Revenues	2005	2004	2003	2004 to 2005	2004 to 2005	2003 to 2004	2003 to 2004

Bank Services Revenues	$103,413	$102,563	$101,914	$850	1%	$649	1%
Fuel Surcharge	12,785	6,058	3,939	6,727	111%	2,119	54%
Federal Excise Tax	(2,450)	(2,504)	(2,454)	54	2%	(50)	(2)%

Total Net Bank Services Revenues	$113,748	$106,117	$103,399	$7,631	7%	$2,718	3%

Although there were 2 fewer flying days in 2005 compared to 2004, Bank Services revenues increased during 2005 primarily due to fuel surcharge revenues resulting from the approximate 43% increase in 2005 in the average annual price on the OPIS index. While pounds shipped per flying day decreased by approximately 1% from 2004 to 2005, revenues per pound shipped increased approximately 2% from 2004 to 2005 as a result of rate increases on Bank Services.

As banks transition to other alternatives to the physical movement of checks, certain banks cancelled selected AirNet services as reflected by the following events: in the second quarter of 2005, certain Bank Services customers terminated agreements to transport cancelled checks from the Western U.S. to various points in the East; in the fourth quarter of 2005, AirNet received notice from a major bank customer that the customer intended to terminate a certain portion of the air transportation services provided by AirNet effective March 3, 2006; on January 9, 2006, AirNet received notice from a bank customer that the customer intended to terminate a substantial portion of the air transportation services provided by AirNet, effective March 3, 2006; and, during 2005, other small Bank Services customers terminated or reduced air transportation services provided by AirNet.
In response to the loss in revenue from its Western U.S. routes, AirNet negotiated price increases with several of its Bank Services customers, primarily those requiring transportation services from the Eastern portions of the U.S. to the West, which generally took effect in June 2005. These price increases substantially replaced the contribution margin which was lost due to the termination of the Bank Services in the second quarter of 2005 discussed above. AirNet continues to evaluate its operational structure and associated costs to more closely align them with the expected volume and revenue changes. However, given the high fixed cost nature of AirNet’s national airline network, it will become increasingly difficult to reduce costs in proportion to decreases in Bank Services revenues.
AirNet continues to modify its pricing for bank customers and the contracts under which bank services are provided. AirNet’s bank contracts historically did not provide any revenue or volume guarantees, limited AirNet’s ability to institute price increases during the contract term, and often authorized a bank to terminate its contract for convenience. Commencing in fiscal year 2004, AirNet began introducing bank pricing that contained both fixed fee and per pound pricing components that would be impacted to a lesser degree by decreasing volume. In anticipation of additional requests from banks to reduce services, in 2005 AirNet began implementing bank contracts that contain primarily fixed fee pricing and require a bank to provide AirNet with 90 days advance notice prior to cancelling services. AirNet’s more recent bank contracts also provide AirNet with the right to propose price increases upon 90 days notice during the contract term and contain more mutual termination rights. Advance notification of service cancellations will provide AirNet with the opportunity to analyze the impact of such service losses and discuss route and pricing changes with its remaining bank customers.
AirNet continues to focus on additional services for banks, such as proof of deposit and interoffice mail delivery services, which provide additional revenue but at lower yields than AirNet’s traditional cancelled check business.
Revenue yields per pound are similar for Bank and Express shipments; however, because the density of cancelled check shipments is much greater than the typical Express shipment, contribution margins on Bank shipments are substantially higher than Express shipments after considering the cubic dimension of shipments. Furthermore, due to the unscheduled nature of Express shipments, pick-up and delivery costs per shipment are higher for Express shipments than Bank shipments. AirNet believes that lower check delivery volume as a result of the declining use of checks and electronic alternatives to the physical movement of cancelled checks will contribute to a significant reduction in Bank Services revenues and the contribution margin from Delivery Services in future periods. As Bank Services revenues decline, it will be necessary to reduce AirNet’s airline capacity because Express Services contribution margins are insufficient to support the operation of AirNet’s airline as presently configured.
There were 2 more flying days in 2004 compared to 2003. Bank Services revenues increased during 2004 as compared to 2003 primarily due to fuel surcharge revenues resulting from the approximate 17% increase in the average annual price on the OPIS index in 2004. From 2003 to 2004, revenues per pound shipped increased approximately 6%.
Express Services Revenues

Dollars in ‘000’s
				$ Increase	% Increase	$ Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
Express Services Revenues	2005	2004	2003	2004 to 2005	2004 to 2005	2003 to 2004	2003 to 2004

Express Revenues — Non Charter	$33,924	$34,890	$28,035	$(966)	(3)%	$6,855	24%
Express Revenues — Charters	14,314	13,557	9,046	757	6%	4,511	50%
Fuel Surcharge	5,712	2,142	1,007	3,570	167%	1,135	113%
Federal Excise Tax	(1,604)	(1,493)	(1,125)	(111)	(7)%	(368)	(33)%

Total Net Express Services Revenues	$52,346	$49,096	$36,963	$3,250	7%	$12,133	33%

Express Revenues – Non Charter represent revenues AirNet derives from shipments on AirNet’s airline, commercial airlines and point-to-point surface (ground only) shipments. The total number of Non Charter Express shipments decreased approximately 8% from 2004 to 2005 as a result of the loss of certain Express Services customers and reduced shipment volume by other Express Services customers. The number of Non Charter Express shipments transported on AirNet’s airline decreased approximately 12% in 2005 compared to 2004 while these shipments increased approximately 2% in 2004 compared to 2003. Revenues per shipment increased approximately 5% from 2004 to 2005 primarily as a result of the increase in fuel surcharge revenues.
Express Revenues – Charters represent revenues AirNet derives from cargo charters transported on AirNet’s airline and on aircraft operated by other third parties. Charter revenues have increased due to a significant increase in the number of charters, primarily for radioactive pharmaceutical customers. AirNet expects Express charter revenues to decrease in 2006 as compared to 2005 primarily as a result of the loss of certain entertainment industry charters due to changes in the distribution methods in that industry.
Higher fuel prices during 2005 and changes to the fuel surcharge program instituted in October 2004 resulted in significantly higher fuel surcharge revenues for 2005.
The increase in revenues from 2003 to 2004 was primarily due to a significant increase in the number of charters, primarily for life sciences customers. The total number of Non Charter Express shipments increased approximately 9% from 2003 to 2004. Revenues from point-to-point surface shipments increased approximately $3.1 million for the fiscal year 2004 compared to the fiscal year 2003. Revenues per shipment increased approximately 14% from 2003 to 2004.
Passenger Charter Services Revenues

Dollars in ‘000’s
				$ Increase	% Increase	$ Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
Passenger Charter Services Revenues	2005	2004	2003	2004 to 2005	2004 to 2005	2003 to 2004	2003 to 2004

Passenger Charter services revenues	$26,482	$17,112	$7,521	$9,370	55%	$9,591	128%
Management fee revenues	1,131	703	67	428	61%	636	*
Fuel surcharge	1,894	664	—	1,230	185%	664	*
Federal Excise Tax	(53)	15	11	(68)	*	4	36%

Total Passenger Charter Services Revenues	$29,454	$18,494	$7,599	$10,960	59%	$10,895	143%

Average annual number of owned aircraft	9.0	8.9	6.0
Average annual number of managed aircraft	5.9	4.3	1.2

*	The percentage increase (decrease) is not meaningful.
Passenger Charter Services derives its revenues primarily from passenger charter brokers and other companies that provide fractional aircraft ownership programs and card membership programs. Passenger Charter Services revenues grew as a percentage of total revenues during 2005, after AirNet invested in additional aircraft in 2004 to support passenger charter demand. Passenger Charter Services revenues increased from 11% of total revenues in 2004 to 15% of total revenues in 2005. Flight hours for Passenger Charter Services increased approximately 45% from 2004 to 2005 and increased approximately 113% from 2003 to 2004. AirNet’s Passenger Charter Services revenues include revenue from both owned and managed aircraft. Management fee revenues generally include a monthly fee and a specific percentage of revenues earned under each managed aircraft agreement.
At December 31, 2005, AirNet’s Passenger Charter fleet consisted of fourteen passenger Learjets, nine owned aircraft and five aircraft that were managed for other owners, compared to fifteen aircraft at December 31, 2004 and nine aircraft at December 31, 2003. Jetride also operated 2 passenger Challenger aircraft for approximately seven months in 2005 as compared to approximately 3 months in 2004.
Aviation Services and Other Revenues
Aviation services revenues primarily relate to AirNet’s fixed base operation services provided in Columbus, Ohio.
Approximately $0.4 million of other revenues in 2004 relate to royalty revenue earned from the installation by a third party of Reduced Vertical Separation Minimum (“RVSM”). No significant royalty revenue is expected in future years.

Costs and Expenses

Dollars in ‘000’s
				$ Increase	% Increase	$ Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
Operating Costs and Expenses	2005	2004	2003	2004 to 2005	2004 to 2005	2003 to 2004	2003 to 2004

Wages and benefits	$24,469	$24,823	$23,297	$(354)	(1)%	$1,526	7%
Aircraft fuel	34,487	26,865	19,227	7,622	28%	7,638	40%
Aircraft maintenance	22,521	15,086	12,242	7,435	49%	2,844	23%
Contracted air costs	14,587	13,813	9,929	774	6%	3,884	39%
Ground courier	31,610	30,285	25,834	1,325	4%	4,451	17%
Depreciation	14,714	19,513	17,535	(4,799)	(25)%	1,978	11%
Insurance, rent and landing fees	9,625	10,115	9,895	(490)	(5)%	220	2%
Travel, training and other	10,929	9,359	8,003	1,570	17%	1,356	17%
Selling, general and administrative	19,837	18,661	17,032	1,176	6%	1,629	10%
Net (gain) loss on disposition of assets	(159)	34	(3)	(193)	*	37	*

Operating costs and expenses before impairment charges	182,620	168,554	142,991	14,066	8%	25,563	18%
Impairment of property and equipment	16,073	42,991	—	(26,918)	*	42,991	*
Impairment of goodwill	—	4,018	—	(4,018)	*	4,018	*

Total Costs and Expenses	$198,693	$215,563	$142,991	$(16,870)	(8)%	$72,572	51%

*	The percentage increase (decrease) is not meaningful.
Total costs and expenses for Passenger Charter Services increased from $15.6 million in 2004 to $26.7 million in 2005 as operating activities for Passenger Charter Services increased. Excluding the impact of the impairment charges as described below, the increase in the total costs and expenses of Passenger Charter Services from 2004 to 2005 accounted for approximately $11.1 million, or 79%, of the overall increase in operating costs and expenses. Flight hours increased approximately 45% for Passenger Charter Services from 2004 to 2005. In addition, costs and expenses increased due to additional aircraft fuel, aircraft maintenance, and contracted air costs to support AirNet’s Delivery and Passenger Charter Services.
The increase in the use of Passenger Charter Services from 2003 to 2004 accounted for approximately $9.4 million, or 37%, of the overall increase in operating costs and expenses before impairment charges. Flight hours for Passenger Charter Services increased 113% from 2003 to 2004. In addition, costs and expenses increased due to increased hours flown, service and support costs associated with the increase in the use of Express Services and additional aircraft fuel, aircraft maintenance and contracted air costs to support AirNet’s Bank customers.
The increase in wages and benefits from 2003 to 2004 was substantially due to the increase in the number of Passenger Charter pilots and support staff.

Dollars in ‘000’s
				$ Increase	% Increase	$ Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
Aircraft Fuel	2005	2004	2003	2004 to 2005	2004 to 2005	2003 to 2004	2003 to 2004

Delivery Services aircraft fuel	$27,629	$23,212	$18,045	$4,417	19%	$5,167	29%
Passenger Charter Services aircraft fuel	6,858	3,653	1,182	3,205	88%	2,471	209%

Total Aircraft fuel	$34,487	$26,865	$19,227	$7,622	28%	$7,638	40%

				Increase	% Increase	Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
Hours Flown	2005	2004	2003	2004 to 2005	2004 to 2005	2003 to 2004	2003 to 2004
Hours Flown — Total	103,653	107,344	103,660	(3,691)	(3)%	3,684	4%

Aircraft fuel expense increased $7.6 million, or 28%, from 2004 to 2005, as a result of significantly higher fuel prices. The 2005 average annual price on the OPIS index increased approximately 43% from the 2004 average annual price. Offsetting a portion of the $4.3 million increase in Delivery Services fuel expense was the approximate 6% decrease in hours flown. Approximately $3.3 million, or 43%, of the increase related to the passenger charter fleet with a 45% increase in passenger charter hours flown over 2004. Fuel expense for owned passenger charter aircraft increased $1.2 million from 2004 to 2005. Aircraft fuel expense for managed passenger charter aircraft, which is reimbursed by the aircraft’s owner, increased $2.1 million from 2004 to 2005. Amounts collected for fuel surcharges are classified as revenues.
Fuel surcharges related to AirNet and Jetride operated aircraft increased approximately $9.3 million, or 105%, from 2004 to 2005 as a result of the significant increase in fuel prices in 2005. Of the increase, approximately $8.1 million was for Delivery Services, while $1.2 million was for Passenger Charter Services, of which $.7 million corresponded to managed aircraft. In the third and fourth quarters of 2005, Jetride did not recover a substantial portion of the increased fuel costs because increases in fuel surcharges did not keep pace with increased fuel costs. The increases in 2004 compared to 2003 are primarily due to the increase in fuel prices and the additional passenger charter hours flown. The 2004 average annual price on the OPIS index increased approximately 17% from the 2003 average annual price. AirNet expects fuel prices, and corresponding fuel surcharges to remain at 2005 levels in 2006.

Dollars in ‘000’s
				$ Increase	% Increase	$ Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
Aircraft Maintenance	2005	2004	2003	2004 to 2005	2004 to 2005	2003 to 2004	2003 to 2004

Delivery Services aircraft maintenance	$16,900	$12,969	$11,435	$3,931	30%	$1,534	13%
Passenger Charter Services:
Owned aircraft	$2,254	$901	$200	$1,353	150%	$701	351%
Managed aircraft	3,367	1,216	607	2,151	177%	609	100%

Total Passenger Charter Services aircraft maintenance	$5,621	$2,117	$807	$3,504	166%	$1,310	162%

Total Aircraft Maintenance	$22,521	$15,086	$12,242	$7,435	49%	$2,844	23%

Total aircraft maintenance expense increased approximately $7.4 million, or 49%, from 2004 to 2005. Approximately $3.5 million, or 47%, of such increase related to the passenger charter fleet and primarily coincided with the increase in flight hours. Aircraft maintenance expense for owned passenger charter aircraft increased $1.4 million from 2004 to 2005. Aircraft maintenance expense for managed passenger charter aircraft, which is reimbursed by the aircraft’s owner, increased $2.1 million from 2004 to 2005. Aircraft maintenance is primarily based on pre-determined inspection intervals determined by usage, hours flown, cycles and the number of aircraft take-offs and landings. Consequently, high use, older aircraft such as those in AirNet’s cargo fleet requires greater maintenance than lower use, newer aircraft.
The increase in cargo fleet maintenance expense primarily reflects the age of AirNet’s cargo fleet, including Learjets, which averaged approximately 24 years in service at the end of 2005. Given the age of the Delivery Services aircraft and the recent impairment charge taken on September 30, 2005, management determined that none of the major maintenance expenditures incurred during the fourth quarter of 2005, with the exception of engine maintenance, extended the useful life of the Delivery Services aircraft. Consequently, such expenditures were charged to aircraft maintenance expense. AirNet does not expect to make any capital additions to the Delivery Services aircraft fleet, with the exception of certain engine repairs and improvements and payments under manufacturer engine maintenance plans, in 2006.
Maintenance expense increased $2.8 million, or 23%, from 2003 to 2004 primarily due to the expansion of the Passenger Charter fleet, including managed aircraft, and an increase in flight hours for the Passenger Charter fleet and cargo fleet Learjets.
Contracted Air Costs
Contracted air costs include expenses associated with shipments transported on commercial airlines and costs to third- party air operators for subcontracted air routes and back-up charter services. Back-up and subcontracted charter expenses increased approximately 19% from 2004 to 2005 as AirNet increased the outsourcing of routes to third-party providers. Commercial airline costs decreased approximately 9% from 2004 to 2005 primarily due to the approximate 12% decrease in Express Services shipments transported on commercial airlines. Commercial airline costs increased 21% from 2003 to 2004 primarily due to the increase in Express shipments transported on commercial airlines.

Dollars in ‘000’s
				Increase	% Increase	Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
Ground Courier Costs	2005	2004	2003	2004 to 2005	2004 to 2005	2003 to 2004	2003 to 2004

Company courier costs	$4,478	$6,091	$8,267	$(1,613)	(26)%	$(2,176)	(26)%
Contracted courier costs	27,132	24,194	17,567	2,938	12%	6,627	38%

Total Ground Courier Costs	$31,610	$30,285	$25,834	$1,325	4%	$4,451	17%

Percentage of Delivery Services revenue, excluding fuel surcharge and federal excise tax	23%	22%	20%
Ground courier costs increased in 2005 as a result of higher costs per shipment, partially as a result of increased fuel costs that are passed through to AirNet from its contracted ground couriers. Ground courier costs also increased in 2005 in part as a result of an increase in shipments transported via point-to-point surface, which typically involve higher shipment weights and delivery distances. AirNet’s Express customers are more costly to serve than the traditional Bank customer due to more unscheduled pick-up and delivery services and more geographically dispersed locations.

Dollars in ‘000’s
				$ Increase	% Increase	$ Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
Depreciation Expense	2005	2004	2003	2004 to 2005	2004 to 2005	2003 to 2004	2003 to 2004

Aircraft	$1,791	$4,031	$2,613	$(2,240)	(56)%	$1,418	54%
Aircraft improvements, engines, inspections	11,626	14,401	13,687	(2,775)	(19)%	714	5%
Leasehold improvements, computers, furniture, fixtures, and equipment	1,297	1,081	1,235	216	20%	(154)	(12)%

Total Depreciation	$14,714	$19,513	$17,535	$(4,799)	(25)%	$1,978	11%

Total Delivery Services

Depreciation	$10,829	$16,565	$15,752	$(5,736)	(35)%	$813	5%

Total Passenger Services

Depreciation	$2,588	$1,887	$548	$701	37%	$1,339	244%

Aircraft depreciation decreased in 2005 due to a reduction in aircraft values as a result of the impairment charge recorded on September 30, 2004 as discussed below. This decline was partially offset by approximately $0.7 million of additional depreciation for 2005 related to the increase in the number of operating hours flown by the passenger charter fleet. AirNet continually reviews the remaining useful life and expected salvage value of its aircraft in connection with its depreciation calculation. Aircraft engines are depreciated based on the number of hours flown. Non-aircraft related depreciation increased in 2005 primarily due to AirNet’s move to its new Rickenbacker Facility in June 2005.
Insurance, Rent and Landing Fees
Insurance, rent and landing fees decreased in 2005 primarily as a result of the decrease in workers’ compensation insurance expense generally attributable to a reduction in the number of AirNet ground couriers.
AirNet incurred increased insurance costs in 2004 compared to 2003 primarily as a result of the increase in its Passenger Charter fleet size. Rent expense increased in 2004 and 2003 mainly due AirNet leasing additional aircraft for both its Delivery Services and Passenger Charter services businesses.

Dollars in ‘000’s
				$ Increase	% Increase	$ Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
Travel, Training and Other	2005	2004	2003	2004 to 2005	2004 to 2005	2003 to 2004	2003 to 2004

Travel, training and other	$10,929	$9,359	$8,003	$1,570	17%	$1,356	17%
Less: Fees paid to managed aircraft owners	2,502	1,542	321	960	62%	1,221	380%

Total Travel, Training and Other, Net of Fees Paid to Managed Aircraft Owners	$8,427	$7,817	$7,682	$610	8%	$135	2%

The fees paid by AirNet to managed aircraft owners under aircraft management agreements for the use of the owners’ aircraft are included in travel, training and other expenses. The increase in travel, training and other expenses over the three year period is primarily due to the increase in fees paid by Jetride to managed aircraft owners as a result of the significant increase in the use of managed aircraft by Passenger Charter Services. Jetride operated 2 Challengers for a portion of fiscal year 2005. At December 31, 2005, Jetride managed five aircraft compared to six aircraft at December 31, 2004 and three aircraft at December 31, 2003. In addition, Jetride incurred an increase in travel, training and other costs of $0.9 million in 2005 compared to 2004.
Selling, General and Administrative
Total selling, general and administrative costs increased approximately $1.2 million in 2005 compared to 2004. The increase is primarily due to approximately $1.6 million of incentive compensation expense recorded during 2005 under the 2005 Incentive Compensation Plan as a result of higher pre-tax income, excluding the non-cash impairment charges. No incentive compensation was recorded in 2004. Professional fees increased in 2005 due to AirNet’s engagement of financial advisors and an investment banker in 2005 to review, develop and evaluate various strategic alternatives to enhance shareholder value. Offsetting the above increases were decreases in commissions for Express Services as well as a decrease in advertising expense in 2005 as compared to 2004.
Selling, general and administrative costs increased from 2003 to 2004 due to increases in commissions for Express Services, including commissions for third-party air charter brokers, and travel and advertising expense increases. Information technology expenses increased from 2003 to 2004 to support the technological needs of AirNet’s business. Professional fees also increased in 2004 related to AirNet’s work on compliance with the Sarbanes-Oxley Act.
AirNet continues to work toward identifying additional cost reduction opportunities and to create more efficiency in its air transportation network.
Impairment Charges
AirNet recognizes impairment losses on long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). AirNet recognizes impairment losses on long-lived assets when events or changes in circumstances indicate, in management’s judgment, that AirNet’s assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets. The net carrying value of the assets not recoverable is reduced to fair market value if lower than carrying value. In determining the fair market value of the assets, AirNet considers market trends, published market data, recent transactions involving sales of similar assets and, as discussed below, the letter of intent for the sale of AirNet that was announced on October 26, 2005.
On October 26, 2005, AirNet announced that it had entered into a letter of intent for its sale in a going private transaction at $4.55 per share. Since the price per share in the letter of intent was less than AirNet’s net book value per share at the time, AirNet performed the impairment tests required by SFAS No. 144 for the quarter ended September 30, 2005 and concluded that its long-lived assets used in its Delivery Services segment were further impaired. Accordingly, a non-cash charge of $16.1 million ($10.0 million net of tax) was recorded as of September 30, 2005. The impairment charge was based upon the fair values of the long-lived assets in the Delivery Services segment derived from published sources, information provided by a third-party valuation firm retained to assist AirNet in completing its analysis, and the discount inherent in the price per share set forth in the letter of intent.
AirNet’s long-lived assets used in its cargo operations, consisting primarily of aircraft and spare parts, were determined to be impaired as of September 30, 2004. This determination was made as a result of industry trends in the adoption of electronic payment alternatives and evolving electronic alternatives to the physical movement of cancelled checks at a more rapid pace than previously anticipated by the industry. AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank Services customers. AirNet determined that its airline capacity would exceed future demand, which created an impairment of the aircraft and related assets. The impairment also reflected the overall decline in the market values of the aircraft in its cargo fleet which had not recovered as in previous economic cycles. AirNet determined that the expected future undiscounted cash flows from its assets used in its cargo operations were less than the carrying value of those assets and were impaired. Accordingly, a non-cash impairment charge of $43.0 million was recorded as of September 30, 2004, using estimated aircraft fair market values. The aircraft fair values used for this purpose were based upon published market sources as of September 30, 2004, which were used under AirNet’s Amended Credit Agreement described below under “Liquidity and Capital Resources”.
Under SFAS No. 142, “Goodwill and Other Intangible Assets”, AirNet evaluates its goodwill for impairment annually, or more frequently if changes in circumstances indicate impairment may have occurred sooner. At September 30, 2004, AirNet determined that as a result of the impairment of its long-lived assets used in its Delivery Services operations, the remaining goodwill assigned to the cargo operations should be evaluated for potential impairment. AirNet evaluated the fair value of its goodwill related to its Delivery Services operations based upon a discounted future cash flow analysis. As a result of the impairment test, AirNet determined that its goodwill was impaired and, accordingly, a non-cash impairment charge of $4.0 million was recorded at September 30, 2004.
Interest Expense
Dollars in ‘000’s

				Increase	% Increase	Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2005	2004	2003	2004 to 2005	2004 to 2005	2003 to 2004	2003 to 2004
Interest expense	$4,066	$2,468	$1,340	$1,598	65%	$1,128	84%
Debt balances	$56,019	$62,245	$37,775	$(6,226)	(10)%	$24,470	65%
Average annual interest rate	7.3%	6.3%	3.5%
Interest expense increased from 2004 to 2005 due to the higher amount of debt outstanding during 2005 to finance the additions to the fleet of Passenger Charter aircraft and the Rickenbacker Facility. Interest expense increased from 2003 to 2004 as AirNet increased its debt to finance additional aircraft for its Passenger Charter Services business.
Income Taxes
Dollars in ‘000’s

				Increase	% Increase	Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2005	2004	2003	2004 to 2005	2004 to 2005	2003 to 2004	2003 to 2004*
Income (loss) from continuing operations
before income taxes	$(6,346)	$(43,081)	$4,891	$36,735	85%	$(47,972)
Provision (benefit) for income taxes	(2,100)	(8,935)	2,103	(6,835)	(76)%	(11,038)
Effective Income Tax Rate	33.1%	21.0%	43.0%

*	The percentage increase (decrease) from 2003 to 2004 is not meaningful.
AirNet’s effective tax rates, excluding the effect of discontinued operations, were 33% for 2005, 21% for 2004, and 43% for 2003. The increase in the effective tax rate from 2004 to 2005 was primarily due to a decrease in income tax expense from $5.7 million in 2004 to $0.6 million in 2005, attributable to the valuation allowance. The decrease in the effective tax rate from 2003 to 2004 was primarily due to the impact of the impairment charge of $47.0 million and the valuation allowance for certain deferred tax assets. AirNet reviews its deferred tax assets in accordance with SFAS No. 109,”Accounting for Income Taxes”. As a result of this review, at December 31, 2005 and 2004, AirNet maintained a valuation allowance of $6.3 million and $5.7 million, respectively, to offset deferred tax assets associated with AirNet’s net operating loss carryforwards and alternative minimum tax credit carryforwards as a result of the uncertainty surrounding AirNet’s ability to realize such assets.
Discontinued Operations
On August 11, 2003, AirNet completed the sale of substantially all of the assets of its Mercury Business Services unit to Mercury Business Services, Inc., a Delaware corporation owned by a group that included the original owners of the Mercury business.

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
The Mercury Business Services unit had revenues for the year ended December 31, 2003, which consisted of the seven months prior to the sale, of $5.9 million. Pre-tax loss for AirNet’s Mercury Business Services unit for the year ended December 31, 2003, which consisted of the seven months prior to the sale, was $24,000.
Net Income (Loss) and Earnings (Loss) Per Share
Based on the factors noted above, AirNet’s net income (loss) and earnings (loss) per share, together with the related dollar amount and percentage changes are noted below.
Dollars in ‘000’s

				Increase	% Increase	Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2005	2004	2003	2004 to 2005	2004 to 2005	2003 to 2004	2003 to 2004*
Income (loss) from continuing operations
before income taxes	$(6,346)	$(43,081)	$4,891	$36,735	85%	$(47,972)
Provision (benefit) for income taxes	(2,100)	(8,935)	2,103	(6,835)	(76)%	(11,038)
Gain from discontinued operations	—	—	(8)	—	—	8

Net Income (Loss)	$(4,246)	$(34,146)	$2,780	$29,900	(84)%	$(36,926)

Number of common shares outstanding:
Basic	10,133	10,080	10,088	53	1%	(8)
Diluted	10,153	10,099	10,089	54	1%	10

Net income (loss) per common share:
Basic and diluted	$(0.42)	$(3.39)	$0.28

*	The percentage increase (decrease) is not meaningful.
Liquidity and Capital Resources
AirNet has historically met its working capital needs with cash flows from operations and borrowing under its credit facilities. Cash flows from operations were $24.5 million for 2005, $20.4 million for 2004, and $27.8 million for 2003.
The following table sets forth AirNet’s contractual obligations, along with the cash payments due each period (in millions):

		Payments Due by Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Contractual Obligations:
Long-term Debt	$56.0	$3.9	$29.0	$5.2	$17.9
Operating Leases	2.3	0.6	0.3	0.2	1.2
Other Purchase and Payment Obligations	12.0	12.0	0.0	0.0	0.0

Total Contractual Cash Obligations	$70.3	$16.5	$29.3	$5.4	$19.1

AirNet has certain future purchase obligations as to which it has signed contracts. Approximately 85% of AirNet’s Learjet 35 aircraft engines and all of AirNet’s Learjet 60 aircraft engines are covered under manufacturer engine maintenance plans, under which AirNet prepays certain repair and overhaul costs based on a rate per engine hour. Based upon projected engine hours in 2006, AirNet estimates payments under the engine maintenance plans to be approximately $12.0 million.

AirNet anticipates that cash flows from operations and AirNet’s bank credit facility will provide adequate sources of liquidity and capital resources to meet AirNet’s expected needs for the operation of its business, including anticipated capital expenditures; however, AirNet may not have additional capital to pursue other strategic alternatives.
There were no significant capital commitments at December 31, 2005.
Following is a summary of AirNet’s capital expenditures (in millions) for 2003 through 2005 and expected amounts for 2006:

	2006	2005	2004	2003
Aircraft	$0	$0.0	$21.1	$6.7
Aircraft improvements, engines and inspections	12.5-15.0	13.4	21.8	16.5
Rickenbacker Facility, technology and other	.5-1.0	4.3	8.3	2.0

Total	$13.0-$16.0	$17.7	$51.2	$25.2

Costs of major overhauls and engine work which are expected to extend the useful life of the related asset are capitalized as incurred and depreciated based on hours flown. The original cost of airframes less a salvage value is depreciated based on the straight-line method over the estimated remaining useful life of the aircraft. Aircraft maintenance costs not meeting AirNet’s capitalization requirements are expensed as incurred. In 2005, the engines of approximately 85% of AirNet’s Learjet 35 aircraft and all of AirNet’s Learjet 60 aircraft engines were covered under manufacturer engine maintenance plans, under which AirNet prepays certain repair and overhaul costs. These prepayments, which totaled approximately $20.0 million at December 31, 2005 (approximately $19.3 million at December 31, 2004), are classified in fixed assets on the Consolidated Balance Sheets. Amortization on these prepaid balances does not begin until major engine overhaul services have been performed, at which time the prepaid balances are reclassified into depreciable asset categories and depreciated based on hours flown.
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
On May 28, 2004, AirNet and its lenders amended the terms and conditions of the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement was further amended by the First, Second, Third and Fourth Change in Terms Agreements as described below. The Amended Credit Agreement is secured by a first lien on all of the property of AirNet and its subsidiaries, other than any interest in real estate and certain excluded fixed assets. AirNet also pledged the stock and interests of its subsidiaries to secure the loans under the Amended Credit Agreement, and each of AirNet’s subsidiaries guaranteed AirNet’s obligations under the Amended Credit Agreement. The Amended Credit Agreement permits AirNet and its subsidiaries to incur other indebtedness for the purpose of purchasing or refinancing aircraft and related tangible fixed assets, subject to certain annual limitations. The Amended Credit Agreement contains limitations on operating leases, indebtedness, significant corporate changes including mergers and sales of assets, investments in subsidiaries and acquisitions, liens, capital expenditures, transactions with affiliates, sales of accounts receivable, sale and leaseback transactions and other off-balance sheet liabilities, contingent obligations and hedging transactions. The Amended Credit Agreement also contains certain financial covenants that require AirNet to maintain a minimum consolidated tangible net worth and to not exceed certain fixed charge coverage and leverage ratios specified in the Amended Credit Agreement.
The Amended Credit Agreement provided for a secured revolving credit facility of up to $35.0 million and a secured term loan in the aggregate amount of $14.0 million. The amount of revolving loans available under the Amended Credit Agreement is limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible aircraft parts, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio. At December 31, 2005, as a result of the various timing and duration of short-term debt maturities, AirNet’s interest rates ranged from 4.5% to 6.5%.
As of December 31, 2005, $16.5 million was outstanding under the secured revolving credit facility which is included in “Notes payable, less current portion” in the Consolidated Balance Sheet. In addition, AirNet had $1.4 million in letters of credit outstanding as of such date related to insurance programs, which reduced the amount available under the revolving credit facility. After giving effect to the Fourth Change in Terms Agreement discussed below, AirNet had approximately $7.1 million available to borrow under its secured revolving credit facility under the Amended Credit Agreement as of December 31, 2005.

As a result of the impairment charges recorded in September 2004 as described in Note 2 of the Notes to Consolidated Financial Statements, AirNet was not in compliance with certain terms of the Amended Credit Agreement, including the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2004, and AirNet would not have been in compliance with the minimum consolidated tangible net worth requirement as of December 31, 2004. On November 12, 2004, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “First Change in Terms Agreement”). The First Change in Terms Agreement modified the fixed charge coverage ratio, the leverage ratio, and the minimum consolidated tangible net worth financial covenants in such a manner that, on a going-forward basis, the September 2004 impairment charges, in and of themselves, would not cause a default of these financial covenants in the future. At the same time as the First Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the September 2004 impairment charges.
On March 24, 2005, AirNet and its lenders entered into a “Second Change in Terms Agreement” that further modified the terms and conditions of the Amended Credit Agreement. In accordance with the Second Change in Terms Agreement, AirNet prepaid in full the remaining $11.0 million balance outstanding on its secured term loan. Upon the prepayment of the term loan, the term loan portion of the Amended Credit Agreement was terminated. In addition, the revolving credit facility under the Amended Credit Agreement was reduced from $35.0 million to $30.0 million. In the event AirNet secured permanent financing on all or a portion of its Rickenbacker Facility, the revolving credit facility was to be reduced from $30.0 million to $25.0 million. Under the Second Change in Terms Agreement, the term of the revolving credit facility was extended from September 30, 2005 to October 15, 2006. The December 31, 2004 Consolidated Balance Sheet gives effect to the Second Change in Terms Agreement entered into on March 24, 2005. The Second Change in Terms Agreement also provided for the release of certain fixed assets that were securing the loans under the Amended Credit Agreement and modified certain other financial covenants.
On March 24, 2005, AirNet entered into a three-year term loan totaling $11.0 million with a fixed interest rate of 8.12%. This term loan is secured by seven Cessna Caravans and nine Learjet 35’s from AirNet’s cargo aircraft fleet. The aircraft securing this loan were released from the collateral securing the loans under Amended Credit Agreement in accordance with the Second Change in Terms Agreement. The proceeds from this term loan were used to prepay in full AirNet’s term loan under the Amended Credit Agreement as described above. The December 31, 2004 Consolidated Balance Sheet reflects the reclassification of approximately $22.4 million from current to long-term notes payable as a result of the extension of the Amended Credit Agreement under the Second Change in Terms Agreement and the financing of the cargo aircraft described above. As of December 31, 2005, $9.7 million was outstanding under these term loans.
As a result of the impairment charge recorded in September 2005 as described in Note 2 of the Notes to Consolidated Financial Statements, AirNet was not in compliance with certain terms of the Amended Credit Agreement, including the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2005, and AirNet would not have been in compliance with the minimum consolidated tangible net worth requirement as of December 31, 2005. On November 21, 2005, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “Third Change in Terms Agreement”). The Third Change in Terms Agreement modified the fixed charge coverage ratio and the leverage ratio financial covenants in such a manner that, on a going-forward basis, the September 2005 impairment charge, in and of itself, would not cause a default of these financial covenants in the future. At the same time as the Third Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the September 2005 impairment charge.
On March 28, 2006, AirNet and its lenders entered into a “Fourth Change in Terms Agreement” extending the term of the secured revolving credit facility under the Amended Credit Agreement from October 15, 2006 to October 15, 2007. The Fourth Change in Terms Agreement also reduced the amount of the secured revolving credit facility from $30 million to $25 million, reduced the amount of annual capital expenditures permitted under the terms of the Amended Credit Agreement from $30 million to $20 million, and modified the calculation of the borrowing base under the revolving credit facility. As a result of the Fourth Change in Terms Agreement, amounts outstanding under the revolving credit facility at December 31, 2005 are classified as long-term debt in the Consolidated Balance Sheet.
During the second quarter of 2004, Jetride entered into four seven-year term loans totaling $22.5 million with fixed interest rates of approximately 6.7%. In July 2004, Jetride financed two additional passenger charter Learjet 60’s for the Passenger Charter fleet at $5.0 million each with seven year terms and fixed rates of approximately 6.5%, for a total of $32.5 million in financing related to AirNet’s Passenger Charter Services. As of December 31, 2005, there was $29.8 million outstanding under all six loans. These term loans are secured by aircraft used in the Passenger Charter fleet. Each of the term loans is guaranteed by AirNet. Jetride incurred approximately $2.0 million in interest expense in 2005 related to the financing of the nine Passenger Charter aircraft under all six loans.
In December 2003, AirNet financed the $5.3 million cost of a Learjet 60 for its Passenger Charter Services business using its bank credit facility.

In January 2002, AirNet entered into operating leases for six Cessna Caravan 208 aircraft, which after certain extensions entered into in September 2002, terminate in 2006 and 2007. In January of 2003 and January of 2006, AirNet entered into two additional operating leases on Cessna Caravan 208 aircraft that expire, respectively, in 2008 and 2007. In February 2006, AirNet entered into a one-year operating lease on an additional Cessna Caravan 208 aircraft.
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
In February 2000, AirNet announced a stock repurchase plan allowing AirNet to purchase up to $3.0 million of its common shares. During 2000, AirNet purchased $2.4 million in common shares funded by cash flows from operations. There have been no repurchase activity under this program since 2000. As such, purchases of approximately $0.6 million of AirNet’s common shares may still be made in the open market or through privately negotiated transactions.
Off-Balance Sheet Arrangements
AirNet had no “off-balance sheet” arrangements as of December 31, 2005, as that term is defined by the SEC.
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

Selected Quarterly Data (unaudited)
The following is a summary of the unaudited quarterly results of operations for the quarterly periods ended (in thousands, except per share data):

	Quarters Ended,
	March 31	June 30	September 30	December 31
2005
Net revenues	$49,893	$49,889	$48,091	$48,540
Income (loss) from continuing operations
before income taxes	2,952	2,828	(12,742)	616
Net income (loss)	1,517	2,054	(7,933)	116
Per common share — basic and diluted:
Net income (loss) per common share	$0.15	$0.20	$(0.78)	$0.01

2004
Net revenues	$40,471	$42,140	$43,937	$48,402
Income (loss) from continuing operations
before income taxes	555	(199)	(45,783)	2,347
Net income (loss)	316	(113)	(30,184)	(4,164)
Per common share — basic and diluted:
Net income (loss) per common share	$0.03	$(0.01)	$(2.99)	$(0.41)
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
Estimates for credit losses and billing adjustments are regularly updated based on historical experience of bad debts, adjustments processed, current collection and aging trends, and the individual assessment of customers’ credit quality. Once AirNet considers all these factors, a determination is made as to the appropriate amount of the allowance for uncollectible accounts receivable. Allowances for these future adjustments aggregated $0.7 million at December 31, 2005 and $0.9 million at December 31, 2004. AirNet considers the sensitivity and subjectivity of these estimates to be moderate, as changes in economic conditions and pricing arrangements can significantly affect the estimates used to determine the allowances.
Major Aircraft Maintenance
Costs of major overhauls and engine work which are expected to extend the useful life of the related asset are capitalized as incurred and depreciated based on hours flown. The original costs of airframes, less an estimated salvage value, are depreciated based on the straight-line method over the estimated useful life of the aircraft. Aircraft maintenance costs not meeting AirNet’s capitalization requirements are expensed as incurred. Approximately 85% of AirNet’s Learjet 35 aircraft engines and all of AirNet’s Learjet 60 aircraft engines are covered under manufacturer engine maintenance plans, under which AirNet prepays certain repair and overhaul costs. These prepayments, which totaled $20.0 million and $19.3 million at December 31, 2005 and 2004, respectively, are classified in fixed assets on the Consolidated Balance Sheets. Amortization on these prepaid balances does not begin until major engine overhaul services have been performed, at which time the prepaid balances are reclassified into depreciable asset categories and depreciated based on hours flown.
Property and Equipment
AirNet’s Delivery Service and Passenger Charter Service businesses are capital intensive. Over 85% of AirNet’s total assets are invested in flight equipment to serve these markets. AirNet capitalizes those costs that meet the definition of capital assets under applicable accounting standards.
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
Stock-Based Compensation
At December 31, 2005, AirNet had two stock-based employee compensation plans, the Amended and Restated 1996 Incentive Stock Plan and the 2004 Stock Incentive Plan. AirNet has accounted for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under the plans have an exercise price equal to the fair market value of the underlying common shares on the date of grant. Pro forma information regarding net income and net income per share is required by Statement of Financial Accounting Standards SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148), and has been determined as if AirNet had accounted for its employee stock options under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).
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
SFAS No. 123(R) must be adopted no later than the first annual period beginning after June 15, 2005. AirNet adopted SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits companies to adopt its requirements using one of two methods:
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
AirNet adopted SFAS No. 123(R) using the modified prospective method. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had AirNet adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per common share in “Note 1 – Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. AirNet does not anticipate that adoption of SFAS No. 123(R) will have a material impact on its results of operations or its financial position. However, SFAS No. 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While AirNet cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material. Stock options are further detailed in “Note 1 – Significant Accounting Policies” and “Note 5 – Incentive Stock Plans” of the Notes to Consolidated Financial Statements included in “Item 8 – Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Self-Insurance Accruals
AirNet is self-insured up to certain limits for costs associated with workers’ compensation claims and benefits paid under employee health care programs. At December 31, 2005 and 2004, AirNet had total self-insurance accruals reflected in its Consolidated Balance Sheets of approximately $0.9 million and $1.1 million, respectively.
The measurement of these costs requires the consideration of historical loss experience and judgments about the present and expected levels of costs. AirNet accounts for these costs primarily through measurement of claims outstanding and projected payments based on recent claims experience. AirNet believes its recorded obligations for these expenses are consistently measured on an appropriate basis; however, changes in health costs, loss development factors, accident frequency and severity, and other factors can materially affect the estimates for these liabilities.
Incentive Compensation Plans
AirNet maintains an incentive compensation plan with payouts tied to the achievement of company-wide earnings goals and personal/departmental goals. Incentive compensation is calculated as a percent of base pay, depending on participation levels, which vary among management tiers. Costs related to the company-wide earnings portion of the plan are accrued based on actual quarterly results. For the year ended December 31, 2005, AirNet recorded approximately $1.6 million of incentive compensation expense, and for the year ended December 31, 2004, no incentive compensation expense was recorded because the earnings goals were not met.
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
Accounting principles generally accepted in the United States of America require AirNet to record a valuation allowance against future deferred tax assets if it is “more likely than not” that AirNet will not be able to utilize such benefits in the future. At December 31, 2005 and 2004, AirNet maintained a valuation allowance of $6.3 million and $5.7 million, respectively, to offset the deferred tax assets associated with its net operating loss carryforwards (NOL) and alternative minimum tax credit carryforwards (AMT) because of the uncertainty surrounding its ability to realize such assets.
Impairment of Assets and Goodwill
AirNet recognizes impairment losses on long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). AirNet recognizes impairment losses on long-lived assets when events or changes in circumstances indicate, in management’s judgment, that AirNet’s assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets. The net carrying value of the assets not recoverable is reduced to fair market value if lower than carrying value. In determining the fair market value of the assets, AirNet considers market trends, published market data, recent transactions involving sales of similar assets and, as discussed below, the letter of intent for the sale of AirNet that was announced on October 26, 2005.
On October 26, 2005, AirNet announced that it had entered into a letter of intent for its sale in a going private transaction at $4.55 per share. Since the price per share in the letter of intent was less than AirNet’s net book value per share, AirNet performed the impairment tests required by SFAS No. 144 for the quarter ended September 30, 2005 and concluded that its long-lived assets used in its Delivery Services segment were further impaired. Accordingly, a non-cash charge of $16.1 million ($10.0 million net of tax) was recorded as of September 30, 2005. The impairment charge was based upon the fair values of the long-lived assets in the Delivery Services segment derived from published sources, information provided by a third-party valuation firm retained to assist AirNet in completing its analysis, and the discount inherent in the price per common share set forth in the letter of intent.
AirNet’s long-lived assets used in its cargo operations, consisting primarily of aircraft and spare parts, were also determined to be impaired as of September 30, 2004. This determination was made as a result of industry trends in the adoption of electronic payment alternatives and evolving electronic alternatives to the physical movement of cancelled checks at a more rapid pace than previously anticipated by the industry. AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank Services customers. AirNet determined that its airline capacity would exceed future demand, which created an impairment of the aircraft and related assets. The impairment also reflected the overall decline in the market values of the aircraft in its cargo fleet which had not recovered as in previous economic cycles. AirNet determined that the expected future undiscounted cash flows from its assets used in its cargo operations were less than the carrying value of those assets and were impaired. Accordingly, a non-cash impairment charge of $43.0 million was recorded as of September 30, 2004, using estimated aircraft fair values. The aircraft fair values used for this purpose were based upon published market sources as of September 30, 2004, which were also used under AirNet’s Amended Credit Agreement.
Under SFAS No. 142, “Goodwill and Other Intangible Assets”, AirNet evaluates its goodwill for impairment annually, or more frequently if changes in circumstances indicate impairment may have occurred sooner. At September 30, 2004, AirNet determined that as a result of the impairment of its long-lived assets used in its Delivery Services operations, the remaining goodwill assigned to the cargo operations should be evaluated for potential impairment. AirNet evaluated the fair value of its goodwill related to its Delivery Services operations based upon a discounted future cash flow analysis. As a result of the impairment test, AirNet determined that its goodwill was impaired and, accordingly, a non-cash impairment charge of $4.0 million was recorded at September 30, 2004.
Forward-looking statements
The information included or incorporated by reference in this Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including those identified by the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “plan,” “project” and similar expressions. These forward-looking statements reflect management’s expectations and are based upon currently available data; however, actual results are subject to future events and uncertainties, which could cause actual results to differ from those projected in these statements. The following factors, in addition to those included in the disclosure under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K, could cause actual results to differ materially from those expressed in forward-looking statements:
•	an acceleration in the migration of AirNet’s Bank customers to electronic alternatives to the physical movement of cancelled checks;

•	potential regulatory changes by the FAA, DOT and TSA which could increase the regulation of AirNet’s business, or the Federal Reserve, which could change the competitive environment of transporting canceled checks;

•	disruptions to operations due to adverse weather conditions, air traffic control-related constraints or aircraft accidents;

•	potential further declines in the value of aircraft in AirNet’s fleet and any related asset impairment charges;

•	the ability to successfully market the Passenger Charter business in light of global changes in the commercial airline industry;

•	potential changes in locally and federally mandated security requirements;

•	increases in aviation fuel costs not fully offset by AirNet’s fuel surcharge program;

•	changes in check processing and shipment patterns of bank customers;

•	acts of war and terrorist activities;

•	the impact of prolonged weakness in the U. S. economy on time-critical shipment volumes;

•	the acceptance of AirNet’s time-critical service offerings within targeted Express markets;

•	technological advances and increases in the use of electronic funds transfers;

•	the availability and cost of financing required for operations;

•	the impact of unusual items resulting from ongoing evaluations of our business strategies;

•	our substantial indebtedness;

•	insufficient capital for future expansion; and

•	other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations.
All forward-looking statements are expressly qualified in their entirety by these cautionary statements. AirNet assumes no obligation or duty to update any of the forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K except to the extent required by law.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Inflation and Interest Rates
AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business. AirNet’s primary market risk exposure relates to interest rate risk. At December 31, 2005, AirNet had a $16.5 million outstanding balance under its Amended Credit Agreement (described above in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation”) subject to market rate changes in interest. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement and (ii) the sum of 0.5% plus the federal funds rate in effect from time to time. Assuming borrowing levels at December 31, 2005, a one hundred basis point change in interest rates would impact net interest expense by approximately $165,000 per year.
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
Fuel Surcharge
AirNet generally assesses its Bank Services customers a fuel surcharge which is based on the Oil Price Index Summary – Columbus, Ohio (OPIS-CMH Index). Fuel surcharges are assessed to Delivery Services customers as a percentage of transportation charges. As index rates increase above established base rates, AirNet increases the fuel surcharge percentage applied to the transportation charges. AirNet assesses most of its Express Services customers a fuel surcharge which is based on the OPIS index, and is adjusted monthly. In addition, Jetride charges its customers a fuel surcharge stated as an hourly rate based upon current fuel prices which changes according to prevailing market rates.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
AirNet Systems, Inc.
We have audited the accompanying consolidated balance sheets of AirNet Systems, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2. These financial statements and schedule are the responsibility of the management of AirNet Systems, Inc. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AirNet Systems, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
Columbus, Ohio
March 3, 2006
except for Note 4, as to which the date is
March 28, 2006

AIRNET SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except per share data	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$1,590	$1,086
Accounts receivable, less allowances of $725 and $874 at December 31, 2005 and 2004, respectively	23,475	24,591
Taxes receivable	1,787	1,137
Deferred income taxes	—	187
Deposits and prepaids	2,638	3,322

Total current assets	29,490	30,323

Net property and equipment	93,643	106,816

Deposits and other assets	160	331

Total assets	$123,293	$137,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,280	$12,223
Salaries and related liabilities	5,180	4,496
Current portion of notes payable	3,852	3,076
Deferred income taxes	124	—
Other	—	102

Total current liabilities	19,436	19,897

Other liabilities	—	670
Notes payable, less current portion	52,167	59,169
Deferred income taxes	5,311	7,268

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; and no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,753 shares issued at December 31, 2005 and 2004	128	128
Additional paid-in capital	76,318	76,835
Retained deficit	(6,454)	(2,208)
Accumulated other comprehensive loss	(13)	(13)
Treasury shares 2,614 and 2,644 shares held at cost at December 31, 2005 and 2004, respectively	(23,600)	(24,276)

Total shareholders’ equity	46,379	50,466

Total liabilities and shareholders’ equity	$123,293	$137,470

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In thousands, except per share data	2005	2004	2003
NET REVENUES
Air transportation, net of excise tax of $4,107, $3,997, and $3,579 for the years ended December 31, 2005, 2004, and 2003, respectively:
Delivery services:
Bank services	$113,748	$106,117	$103,399
Express services	52,346	49,096	36,963

Total delivery services revenues	166,094	155,213	140,362

Passenger Charter services	29,454	18,494	7,599
Aviation services and other	865	1,243	1,261

Total net revenues	196,413	174,950	149,222

COSTS AND EXPENSES
Wages and benefits	24,469	24,823	23,297
Aircraft fuel	34,487	26,865	19,227
Aircraft maintenance	22,521	15,086	12,242
Contracted air costs	14,587	13,813	9,929
Ground courier	31,610	30,285	25,834
Depreciation	14,714	19,513	17,535
Insurance, rent and landing fees	9,625	10,115	9,895
Travel, training and other	10,929	9,359	8,003
Selling, general and administrative	19,837	18,661	17,032
Net (gain) loss on disposition of assets	(159)	34	(3)
Impairment of property and equipment	16,073	42,991	—
Impairment of goodwill	—	4,018	—

Total costs and expenses	198,693	215,563	142,991

Income (loss) from operations	(2,280)	(40,613)	6,231
Interest expense	4,066	2,468	1,340

Income (loss) from continuing operations before income taxes	(6,346)	(43,081)	4,891
Provision (benefit) for income taxes	(2,100)	(8,935)	2,103

Income (loss) from continuing operations	(4,246)	(34,146)	2,788

Loss from discontinued operations (including gain on sale of $58 in 2003), net of taxes	—	—	(8)

Net income (loss)	($4,246)	($34,146)	$2,780

Income (Ioss) per common share — basic and diluted
Continuing operations	$(0.42)	$(3.39)	$0.28
Discontinued operations	$—	$—	$—

Net income (loss) per common share — basic and diluted	$(0.42)	$(3.39)	$0.28

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2005	2004	2003
OPERATING ACTIVITIES
Net income (loss)	($4,246)	($34,146)	$2,780
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,714	19,513	17,535
Impairment of property and equipment, and goodwill	16,073	47,009	—
Deferred taxes	(1,957)	(14,826)	3,533
Provision for losses on accounts receivable	88	523	495
(Gain) loss on disposition of assets	(159)	34	(89)
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	1,028	(6,466)	(1,659)
Deposits and prepaids	684	210	843
Accounts payable and accrued expenses	(1,943)	3,220	1,889
Taxes payable/receivable	(650)	5,700	(528)
Salaries and related liabilities	684	(458)	480
Other, net	209	120	1,266
Net assets of discontinued operations	—	—	1,229

Net cash provided by operating activities	24,525	20,433	27,773

INVESTING ACTIVITIES
Purchases of property and equipment	(17,715)	(51,214)	(25,287)
Proceeds from sales of property and equipment	260	6,961	195
Proceeds from sale of business	—	—	565

Net cash used in investing activities	(17,455)	(44,253)	(24,527)

FINANCING ACTIVITIES
Proceeds from Incentive Stock Plan programs	134	153	158
Net (repayments) borrowings under revolving credit facilities	(3,000)	700	1,100
Borrowings under term loans	11,000	32,500	1,500
Repayments of term loans	(14,897)	(8,730)	(6,696)
Other — net	197	158	(237)

Net cash (used in) provided by financing activities	(6,566)	24,781	(4,175)

Net increase (decrease) in cash	504	961	(929)
Cash and cash equivalents at beginning of year	1,086	125	1,054

Cash and cash equivalents at end of year	$1,590	$1,086	$125

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common Shares		Additional		Other
	Number		Paid-in	Retained	Comprehensive	Treasury
In thousands	of Shares	Amount	Capital	Earnings	Loss	Shares	Total
Balance December 31, 2002	12,753	$128	$77,152	$29,158	($59)	(25,583)	$80,796

Net income	—	—	—	2,780	—	—	2,780
Gain on derivative instruments, net of $16 tax expense	—	—	—	—	24	—	24

Comprehensive income							2,804
Issuance of treasury shares - Associate Stock Purchase Program	—	—	(688)	—	—	859	171
Sale of Mercury Business Services	—	—	—	—	—	(536)	(536)
Repurchase of treasury shares	—	—	—	—	—	(250)	(250)

Tax benefit from Wright warrants	—	—	1,295	—	—	—	1,295

Balance December 31, 2003	12,753	$128	$77,759	$31,938	($35)	$(25,510)	$84,280

Net loss	—	—	—	(34,146)	—	—	(34,146)
Gain on derivative instruments, net of $19 tax expense	—	—	—	—	22	—	22
Comprehensive loss							(34,124)

Issuance of treasury shares - Associate Stock Purchase Program	—	—	(411)	—	—	566	155
Stock option exercises	—	—	(513)	—	—	668	155

Balance December 31, 2004	12,753	$128	$76,835	($2,208)	($13)	$(24,276)	$50,466

Net loss	—	—	—	(4,246)		—	(4,246)

Issuance of treasury shares - Associate Stock Purchase Program	—	—	(361)	—	—	474	113
Stock option exercises	—	—	(156)	—	—	202	46

Balance December 31, 2005	12,753	$128	$76,318	($6,454)	($13)	$(23,600)	$46,379

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
AirNet Systems, Inc. and its subsidiaries (collectively, “AirNet”) operate a national air transportation network which provides delivery service for time-critical shipments for customers in the U.S. banking industry and other industries requiring the express delivery of packages. AirNet also offers Passenger Charter Services and retail aviation fuel sales and related ground services for customers at its Columbus, Ohio facility.
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
Certain 2004 and 2003 balances have been reclassified to conform with the 2005 presentation.
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
Property and Equipment
Acquisitions of property and equipment are stated at cost. Costs of major overhauls and engine work which are expected to extend the useful life of the related asset are capitalized as incurred and depreciated based on hours flown. The original costs of airframes, other flight equipment and other property and equipment (primarily furniture and equipment, leasehold improvements, computer related hardware and software and vehicles) are depreciated based on the straight-line method over the estimated useful lives of the assets as summarized below. Aircraft maintenance costs not meeting AirNet’s capitalization requirements are expensed as incurred.

Airframes	2-15 years
Leasehold improvements	20 years
Other flight equipment	2-5 years
Other property and equipment	3-10 years
AirNet evaluates the remaining salvage values and depreciable lives of its property and equipment as conditions dictate.
Approximately 85% of AirNet’s Learjet 35 aircraft engines and all of AirNet’s Learjet 60 aircraft engines are covered under manufacturer engine maintenance plans, under which AirNet prepays certain repair and overhaul costs. These prepayments, which totaled approximately $20.0 million and $19.3 million at December 31, 2005 and 2004, respectively, are classified in fixed assets on the Consolidated Balance Sheets. Amortization on these prepaid balances does not begin until major engine overhaul services have been performed, at which time the prepaid balances are reclassified into depreciable asset categories and depreciated based on hours flown.

Property and equipment consisted of the following at December 31:

	2005	2004
Flight equipment	$94,026,000	$114,501,000
Other property and equipment	18,814,000	19,377,000

	112,840,000	133,878,000
Less accumulated depreciation	19,197,000	27,062,000

Net property and equipment	$93,643,000	$106,816,000

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
Self-Insurance Accruals
AirNet is self-insured up to certain limits for costs associated with workers’ compensation claims and benefits paid under employee health care programs. The measurement of these costs requires the consideration of historical loss experience and judgments about the present and expected levels of costs. AirNet accounts for these costs primarily through measurement of claims outstanding and projected payments based on recent claims experience.
Incentive Compensation Plans
AirNet maintains an incentive compensation plan with payouts tied to the achievement of company-wide earnings goals and personal/departmental goals. Incentive compensation is calculated as a percent of base pay, depending on participation levels, which vary among management tiers. AirNet accrues for costs related to the personal/departmental goals portion of the plan based on estimated achievement rates of set goals applied to individuals’ base pay rates.
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
Accounting principles generally accepted in the United States of America require AirNet to record a valuation allowance against future deferred tax assets if it is “more likely than not” that AirNet will not be able to utilize such benefits in the future. At December 31, 2005 and 2004, AirNet maintained a valuation allowance of $6.3 million and $5.7 million, respectively, to offset the deferred tax assets associated with its net operating loss carryforwards (NOL) and alternative minimum tax credit carryforwards (AMT) because of the uncertainty surrounding its ability to realize such assets.
Goodwill
SFAS No. 142, “Goodwill and Other Intangible Assets” requires that goodwill and indefinite-lived intangible assets no longer be amortized, but instead be evaluated for impairment on a “reporting unit” basis annually, or more frequently if changes in circumstances indicate impairment may have occurred sooner. A reporting unit is the operating segment unless, for businesses within that operating segment, discrete financial information is prepared and regularly reviewed by management, in which case such a component business is the reporting unit.
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
Financial Instruments
The fair value of AirNet’s financial instruments approximated their carrying value at December 31, 2005 and 2004.

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
AirNet accounts for its swap agreements under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its amendments, SFAS Nos. 137 and 138. These statements require AirNet to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. In 2004, AirNet recognized comprehensive income of approximately $22,000, net of tax, related to the swaps. At December 31, 2004, the aggregate fair value of the interest rate swaps was approximately ($15,000) and was recorded in other liabilities on the Consolidated Balance Sheets. The ineffective portion of the change in fair value is immaterial for all years presented. There were no interest rate swap agreements in place at December 31, 2005.
Stock-Based Compensation
At December 31, 2005, AirNet had two stock-based employee compensation plans, the Amended and Restated 1996 Incentive Stock Plan and the 2004 Stock Incentive Plan. AirNet has accounted for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all stock options granted under the plans have an exercise price equal to the fair market value of the underlying common shares on the date of grant. Pro forma information regarding net income and net income per share is required by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148), and has been determined as if AirNet had accounted for its employee stock options under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).
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
SFAS No. 123(R) must be adopted no later than the first annual period beginning after June 15, 2005. AirNet adopted SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits companies to adopt its requirements using one of two methods:
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
AirNet adopted SFAS No. 123(R) using the modified prospective method. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had AirNet adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share below. AirNet does not anticipate that adoption of SFAS No. 123(R) will have a material impact on its results of operations or its financial position. However, SFAS No. 123(R) also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. While AirNet cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material.

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
The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2005	2004	2003
Risk free interest rate	4.04%	4.83%	4.00%
Volatility factor of expected market price of AirNet’s common shares	53.6%	48.8%	65.4%
Weighted average expected life of options (years)	4.92	4.59	4.81
The weighted average fair value of options granted was $2.14, $2.15 and $2.37 in the years ended December 31, 2005, 2004 and 2003, respectively.
The following table illustrates the effect on net income (loss) and net income (loss) per common share if AirNet had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31
	2005	2004	2003
Net income (loss), as reported	($4,246,000)	($34,146,000)	$2,780,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(118,000)	(185,000)	(132,000)

Pro forma net income (loss)	($4,364,000)	$(34,331,000)	$2,648,000

Net income (loss) per common share – basic and diluted:
As reported	($0.42)	($3.39)	$0.28
Pro forma	($0.43)	($3.41)	$0.26
Supplemental Cash Flow Data
Cash paid for interest was $3,965,000, $2,414,000, and $1,584,000 for the years ended December 31, 2005, 2004, and 2003, respectively. During the years ended December 31, 2005 and 2004, AirNet capitalized approximately $0.3 million and $0.1 million in interest, respectively, related to the construction of its new Rickenbacker office and hangar facility. AirNet paid $265,000, $208,000, and $459,000 and received $39,000, $62,000, and $1,332,000 for the years ended December 31, 2005, 2004, and 2003, respectively, related to income taxes.
2. Impairment of Property and Equipment and Goodwill
AirNet recognizes impairment losses on long-lived assets in accordance with SFAS No. 144. AirNet recognizes impairment losses on long-lived assets when events or changes in circumstances indicate, in management’s judgment, that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets. The net carrying value of the assets not recoverable is reduced to fair market value if lower than carrying value. In determining the fair market value of the assets, AirNet considers market trends, published market data, recent transactions involving sales of similar assets and, as discussed below, the letter of intent for the sale of AirNet that was announced on October 26, 2005.
On October 26, 2005, AirNet announced that it had entered into a letter of intent for its sale in a going private transaction at $4.55 per share. Since the price per share in the letter of intent was less than AirNet’s net book value per share, AirNet performed the impairment tests required by SFAS No. 144 for the quarter ended September 30, 2005 and concluded that its long-lived assets used in its Delivery Services segment were further impaired. Accordingly, a non-cash charge of $16.1 million ($10.0 million net of tax) was recorded as of September 30, 2005. The impairment charge was based upon the fair values of the long-lived assets in the Delivery Services segment derived from published sources, information provided by a third-party valuation firm retained to assist AirNet in completing its analysis, and the discount inherent in the price per common share set forth in the letter of intent.

AirNet’s long-lived assets used in its cargo operations, consisting primarily of aircraft and spare parts, were also determined to be impaired as of September 30, 2004. This determination was made as a result of industry trends in the adoption of electronic payment alternatives and evolving electronic alternatives to the physical movement of cancelled checks at a more rapid pace than previously anticipated by the industry. AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank Services customers. AirNet determined that its airline capacity would exceed future demand, which created an impairment of the aircraft and related assets. The impairment also reflected the overall decline in the market values of the aircraft in its cargo fleet which had not recovered as in previous economic cycles. AirNet determined that the expected future undiscounted cash flows from its assets used in its cargo operations were less than the carrying value of those assets and were impaired. Accordingly, a non-cash impairment charge of $43.0 million ($31.0 million net of tax) was recorded as of September 30, 2004, using estimated aircraft fair values. The aircraft fair values used for this purpose were based upon published market sources as of September 30, 2004, which were also used under AirNet’s Amended Credit Agreement described in Note 4 below.
Under SFAS No. 142, AirNet evaluates its goodwill for impairment annually, or more frequently if changes in circumstances indicate impairment may have occurred sooner. At September 30, 2004, AirNet determined that as a result of the impairment of its long-lived assets used in its Delivery Services operations, the remaining goodwill assigned to the cargo operations should be evaluated for potential impairment. AirNet evaluated the fair value of its goodwill related to its Delivery Services operations based upon a discounted future cash flow analysis. As a result of the impairment test, AirNet determined that its goodwill was impaired and, accordingly, a non-cash impairment charge of $4.0 million was recorded at September 30, 2004.
Following is a progression of goodwill for the years ended December 31:

	2005	2004
Balance at January 1,	$0	$4,018,000
Goodwill acquired	—	—
Impairment loss	—	(4,018,000)

Balance at December 31,	$0	$0

3. Segment Reporting
AirNet operates a national air transportation network and has determined its reportable segments are based on AirNet’s methods of internal reporting and management structure. AirNet’s reportable segments are Delivery Services, which provides delivery service of time-critical shipments for Bank customers and Express customers, and Passenger Charter Services (provided by Jetride, Inc., a wholly-owned subsidiary of AirNet Systems, Inc.). AirNet evaluates segment performance based on several factors, of which the primary financial measure is contribution margin. Contribution margin represents the net revenues of the reportable segment less costs and expenses directly associated with the reportable segment, including depreciation expense, but does not include interest and income taxes and certain selling, general and administrative costs. The accounting policies used for segment reporting are the same as those described in Note 1 in the summary of Significant Accounting Policies used for consolidated reporting. There were no material amounts of revenues or transfers between reportable segments.

     Financial information for the fiscal years ended December 31, 2005, 2004 and 2003 by business segment follows:

	2005		2004		2003
Net Revenues
Delivery Services	$166,094,000		$155,213,000		$140,362,000
Passenger Charter Services	29,454,000		18,494,000		7,599,000

Total net revenues	$195,548,000		$173,707,000		$147,961,000

Contribution Margin (Shortfall)
Delivery Services	$2,975,000	(1)	($32,838,000	) (1)	$14,814,000
Passenger Charter Services	2,728,000		2,858,000		1,260,000

Total contribution margin (shortfall)	$5,703,000		($29,980,000)		$16,074,000

Depreciation expense
Delivery Services	$10,829,000		$16,565,000		$15,752,000
Passenger Charter Services	2,588,000		1,887,000		548,000

Total depreciation expense	$13,417,000		$18,452,000		$16,300,000

Total Assets
Delivery Services	$61,820,000		$78,690,000		$118,588,000
Passenger Charter Services	42,739,000		44,120,000		20,332,000

Total assets	$104,559,000		$122,810,000		$138,920,000

Capital Expenditures
Delivery Services	$11,203,000		$18,736,000		$17,079,000
Passenger Charter Services	2,246,000		25,754,000		7,029,000

Total capital expenditures	$13,449,000		$44,490,000		$24,108,000

(1) Included in Delivery Services for 2005 is a $16.1 million asset impairment charge recorded in the third quarter of 2005. Included in Delivery Services for 2004 are a $43.0 million asset impairment charge and a $4.0 million goodwill impairment charge recorded in the third quarter 2004.
A reconciliation of reportable segment net revenues to consolidated total net revenues follows:

	2005	2004	2003
Reportable segment net revenues	$195,548,000	$173,707,000	$147,961,000
Aviation services and other	865,000	1,243,000	1,261,000

Consolidated total net revenues	$196,413,000	$174,950,000	$149,222,000

A reconciliation of reportable segment contribution margin (shortfall) to consolidated income (loss) from operations follows:

	2005	2004	2003
Reportable segment contribution margin (shortfall)	$5,703,000	($29,980,000)	$16,074,000
Net selling and administrative expenses excluded from reportable segment contribution margin (shortfall)	(7,983,000)	(10,633,000)	(9,843,000)

Income (loss) from operations	($2,280,000)	($40,613,000)	$6,231,000

A reconciliation of reportable segment depreciation expense to consolidated depreciation expense follows:

	2005	2004	2003
Reportable segment depreciation	$13,417,000	$18,452,000	$16,300,000
Corporate depreciation	1,297,000	1,061,000	1,235,000

Consolidated total depreciation expense	$14,714,000	$19,513,000	$17,535,000

A reconciliation of reportable segment assets to consolidated total assets follows:

	2005	2004	2003
Reportable segment assets	$104,559,000	$122,810,000	$138,920,000
Corporate assets	18,734,000	14,660,000	14,353,000

Consolidated total assets	$123,293,000	$137,470,000	$153,273,000

4. Notes Payable
AirNet had borrowings as follows at December 31:

	2005	2004
Term notes	$39,519,000	$42,745,000
Revolving credit facility	16,500,000	19,500,000

	56,019,000	62,245,000
Current portion of notes payable	3,852,000	3,076,000
Long-term portion of notes payable	$52,167,000	$59,169,000

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
On May 28, 2004, AirNet and its lenders amended the terms and conditions of the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement has been further amended by the First, Second, Third and Fourth Change in Terms Agreements as described below. The Amended Credit Agreement is secured by a first lien on all of the property of AirNet and its subsidiaries, other than any interest in real estate and certain excluded fixed assets. AirNet also pledged the stock and interests of its subsidiaries to secure the loans under the Amended Credit Agreement, and each of AirNet’s subsidiaries guaranteed AirNet’s obligations under the Amended Credit Agreement. The Amended Credit Agreement permits AirNet and its subsidiaries to incur other indebtedness for the purpose of purchasing or refinancing aircraft and related tangible fixed assets, subject to certain annual limitations. The Amended Credit Agreement contains limitations on operating leases, indebtedness, significant corporate changes including mergers and sales of assets, investments in subsidiaries and acquisitions, liens, capital expenditures, transactions with affiliates, sales of accounts receivable, sale and leaseback transactions and other off-balance sheet liabilities, contingent obligations and hedging transactions. The Amended Credit Agreement also contains certain financial covenants that require AirNet to maintain a minimum consolidated tangible net worth and to not exceed certain fixed charge coverage and leverage ratios specified in the Amended Credit Agreement.
The Amended Credit Agreement provided for a secured revolving credit facility of up to $35.0 million and a secured term loan in the aggregate amount of $14.0 million. The amount of revolving loans available under the Amended Credit Agreement is limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio. At December 31, 2005, as a result of the various timing and duration of short-term debt maturities, AirNet’s interest rates ranged from 4.5% to 6.5%.
As of December 31, 2005, $16.5 million was outstanding under the secured revolving credit facility which is included in “Notes payable, less current portion” in the Consolidated Balance Sheet. In addition, AirNet had $1.4 million in letters of credit outstanding as of such date related to insurance programs, which reduced the amount available under the revolving credit facility. After giving effect to the Fourth Change in Terms Agreement discussed below, AirNet had approximately $7.1 million available to borrow under its secured revolving credit facility under the Amended Credit Agreement as of December 31, 2005.
As a result of the impairment charges recorded in September 2004 as described in Note 2 above, AirNet was not in compliance with certain terms of the Amended Credit Agreement, including the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2004, and AirNet would not have been in compliance with the minimum consolidated tangible net worth requirement as of December 31, 2004. On November 12, 2004, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “First Change in Terms Agreement”). The First Change in Terms Agreement modified the fixed charge coverage ratio, the leverage ratio, and the minimum consolidated tangible net worth financial covenants in such a manner that, on a going-forward basis, the September 2004 impairment charges, in and of themselves, would not cause a default of these financial covenants in the future. At the same time as the First Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the September 2004 impairment charges.
On March 24, 2005, AirNet and its lenders entered into a “Second Change in Terms Agreement” that further modified the terms and conditions of the Amended Credit Agreement. In accordance with the Second Change in Terms Agreement, AirNet prepaid in full the remaining $11.0 million balance outstanding on its secured term loan. Upon the prepayment of the term loan, the term loan portion of the Amended Credit Agreement was terminated. In addition, the revolving credit facility under the Amended Credit Agreement was reduced from $35.0 million to $30.0 million. In the event AirNet secures permanent financing on all or a portion of its facility within Rickenbacker International Airport (the “Rickenbacker Facility”),

the revolving credit facility will be reduced from $30.0 million to $25.0 million. Under the Second Change in Terms Agreement, the term of the revolving credit facility was extended from September 30, 2005 to October 15, 2006. The December 31, 2004 Consolidated Balance Sheet gives effect to the Second Change in Terms Agreement entered into on March 24, 2005. The Second Change in Terms Agreement also provided for the release of certain fixed assets that were securing the loans under the Amended Credit Agreement and modified certain other financial covenants.
As a result of the impairment charge recorded in September 2005 as described in Note 2 above, AirNet was not in compliance with certain terms of the Amended Credit Agreement, including the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2005. On November 21, 2005, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “Third Change in Terms Agreement”). The Third Change in Terms Agreement modified the fixed charge coverage ratio and the leverage ratio financial covenants in such a manner that, on a going-forward basis, the impairment charge recorded as of September 30, 2005, in and of itself, would not cause a default of these financial covenants in the future. At the same time as the Third Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the September 2005 impairment charge.
On March 28, 2006, AirNet and its lenders entered into a “Fourth Change in Terms Agreement” extending the term of the secured revolving credit facility under the Amended Credit Agreement from October 15, 2006 to October 15, 2007. The Fourth Change in Terms Agreement also reduced the amount of the secured revolving credit facility from $30 million to $25 million, reduced the amount of annual capital expenditures permitted under the terms of the Amended Credit Agreement from $30 million to $20 million, and modified the calculation of the borrowing base under the revolving credit facility. As a result of the Fourth Change in Terms Agreement, amounts outstanding under the revolving credit facility at December 31, 2005 are classified as long-term debt in the Consolidated Balance Sheet.
Other Term Notes
On March 24, 2005, AirNet entered into a three-year term loan totaling $11.0 million with a fixed interest rate of 8.12%. This term loan is secured by seven Cessna Caravans and nine Learjet 35’s from AirNet’s cargo aircraft fleet. The aircraft securing this loan were released from the collateral securing the loans under the Amended Credit Agreement in accordance with the Second Change in Terms Agreement. The proceeds from this term loan were used to prepay in full AirNet’s term loan under the Amended Credit Agreement as described above. The December 31, 2004 Consolidated Balance Sheet reflects the reclassification of approximately $22.4 million from current to long-term notes payable as a result of the extension of the Amended Credit Agreement under the Second Change in Terms Agreement and the financing of the cargo aircraft described above. As of December 31, 2005, $9.7 million was outstanding under these term loans.
During the second quarter of 2004, Jetride entered into four seven-year term loans totaling $22.5 million with fixed interest rates of approximately 6.7%. In July 2004, Jetride financed two additional passenger charter Learjet 60’s for the Passenger Charter fleet at $5.0 million each with seven-year terms and fixed rates of approximately 6.5%, for a total of $32.5 million in financing related to AirNet’s Passenger Charter Services. As of December 31, 2005, there was $29.8 million outstanding under all six loans. These term loans are secured by aircraft used in the Passenger Charter fleet. Each of the term loans is guaranteed by AirNet. AirNet incurred approximately $2.0 million in interest expense in 2005 related to the financing of the nine Passenger Charter aircraft under all six loans.
Aggregate future maturities of long-term debt as of December 31, 2005 are as follows:

2006	$3,852,000
2007	20,644,000
2008	8,392,000
2009	2,521,000
2010	2,692,000
Thereafter	17,918,000

$56,019,000

AirNet also maintains standby letters of credit totaling $1,400,000 with a bank related to its insurance policy agreements.
5. Incentive Stock Plans
On June 4, 2004, the shareholders of AirNet Systems, Inc. approved the AirNet Systems, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), for employees of AirNet and its subsidiaries and non-employee directors of AirNet. The 2004 Plan authorizes the granting of incentive and non-qualified stock options, restricted stock, stock appreciation rights, and performance shares to be paid in common shares and performance units to be paid in cash (collectively, “2004 Plan Awards”). In addition, the 2004 Plan provides for the granting of options to purchase common shares of AirNet Systems, Inc. at up to a 15% discount through payroll deductions by employees of AirNet and its subsidiaries (the “2004 Stock Purchase Program”). The maximum number of common shares available for issuance under the 2004 Plan is 1,000,000. The 2004 Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms and conditions applicable to the 2004 Plan Awards, other than non-qualified stock options automatically granted to non-employee directors in accordance with the terms of the 2004 Plan. The Compensation Committee also has the authority to establish administrative rules and regulations regarding the term of each offering under the 2004 Stock Purchase Plan. In July 2005, non-qualified stock options covering 20,000 common shares were automatically granted under the terms of the 2004 Plan to each of Messrs. Hellerman and Chadwick as new Directors of AirNet. In 2005, 23,414 common shares were issued under the 2004 Stock Purchase Program to employees of AirNet and its subsidiaries.
In 1996, AirNet Systems, Inc. adopted the AirNet Systems, Inc. 1996 Incentive Stock Plan (as amended and restated, the “1996 Plan”). The 1996 Plan authorized the granting of incentive and non-qualified stock options, restricted stock and performance awards (collectively, “1996 Plan Awards”). In addition, the 1996 Plan provided for the granting of options to purchase common shares of AirNet Systems, Inc. at up to a 15% discount through payroll deductions by employees of AirNet and its subsidiaries (the “1996 Stock Purchase Program”). The 1996 Plan also provided for the grant of non-qualified stock options to non-employee directors. The maximum number of common shares available for issuance under the 1996 Plan is 1,650,000. The 1996 Plan is administered by the Compensation Committee of the Board of Directors, which determined the terms and conditions applicable to the 1996 Plan Awards, other than non-qualified stock options automatically granted to non-employee directors in accordance with the terms of the 1996 Plan. The exercise price of each option has been equal to the fair market price of a common share on the date of grant. An option’s maximum term is ten years (five years for ISOs granted to 10% shareholders). Option vesting periods range from vesting upon grant to vesting over four years. Since the adoption of the 2004 Plan, no additional 1996 Plan Awards have been or will be made under the 1996 Plan.
A summary of AirNet’s option activity and related information follows (in thousands, except price per share data) for the years ended December 31:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Common	Exercise	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	1,008	$7.99	1,014	$8.52	1,045	$9.55
Granted	40	4.26	206	4.11	132	4.32
Exercised	(12)	3.96	(41)	3.79	—	—
Cancelled	(150)	8.95	(171)	7.56	(163)	11.90
Outstanding at end of period	886	7.71	1,008	7.99	1,014	8.52

Options exercisable at end of period	716	$8.48	747	$9.20	787	$9.50

The following summarizes information about options outstanding (in thousands, except remaining contractual life and price per share data) as of December 31, 2005:

		Options Outstanding		Options Exercisable
		Weighted-Average	Weighted
Range of Exercise	Number of	Remaining Contractual	Average	Number of	Weighted-Average
Prices	Options	Life (Years)	Exercise Price	Options	Exercise Price
Less than $5.00	405	6.9	$4.14	244	$4.10
$5.01-$10.00	315	4.1	8.51	306	8.51
$10.01-$15.00	129	0.7	14.11	129	14.11
$15.01-$20.00	36	2.6	17.50	36	17.50
$20.01-$25.00	1	2.4	22.00	1	22.00

	886	4.8	$7.71	716	$8.48

AirNet’s stock purchase program, which had been part of the 1996 Plan and is part of the 2004 Plan, allows eligible employees the opportunity to acquire common shares of AirNet at up to a 15% discount through payroll deductions. AirNet issued 23,414, 35,914, and 39,597 common shares respectively during 2005, 2004, and 2003 from treasury shares under the stock purchase program.
6. Lease Obligations
AirNet leases facility space and courier vehicles at various locations throughout the United States. In January 2002, AirNet entered into operating leases for six Cessna Caravan 208 aircraft, which after certain extensions entered into in September 2002, terminate in 2006 and 2007. In January of 2003 and January of 2006, AirNet entered into two additional operating leases on Cessna Caravan 208 aircraft that expire, respectively, in 2008 and 2007. In February 2006, AirNet entered into a one-year operating lease on an additional Cessna Caravan 208 aircraft.
AirNet incurred lease expense of $2,587,000, $3,439,000, and $4,131,000 for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, future minimum lease payments by year under non-cancelable operating leases with initial or remaining terms exceeding one year are as follows: 2006 — $629,000; 2007 — $214,000; 2008 — $100,000; 2009 — $78,000; 2010 - $78,000.
Concurrently with the sale of AirNet’s Port Columbus Facility in December 2004, AirNet entered into the New Port Columbus Lease. Pursuant to the New Port Columbus Lease, AirNet leased the real property associated with the Port Columbus Facility and the buildings and all other improvements thereon pending completion of the construction of AirNet’s new office and hangar facility at Rickenbacker. The term of the New Port Columbus Lease commenced on December 15, 2004 and terminated on August 31, 2005. The New Port Columbus Lease was rent free until May 15, 2005 and commencing May 16, 2005, the rent was scheduled to increase to $30,000 per month. The Authority waived the scheduled rent increase for the period from May 16, 2005 until the relocation of AirNet to its new Rickenbacker Facility. The New Port Columbus Lease was a net lease under which AirNet was responsible for all costs of operating the Port Columbus Facility. This transaction was a minor sale-leaseback, as the present value of the rental payments was less than 10% of the property’s fair value; therefore, AirNet recorded a gain on the sale of $0.3 million in 2004. AirNet relocated its operations at the Port Columbus Facility as well as its administrative functions to the Rickenbacker Facility in June 2005.
7. Related Party Transactions
During 2001, the Board of Directors approved a retirement agreement with Gerald G. Mercer, Founder and former Chairman, of AirNet. As contemplated by the retirement agreement, Mr. Mercer retired as Chairman and a Director effective August 3, 2001. Under the terms of the retirement agreement, Mr. Mercer had the option to sell up to $250,000 of AirNet common shares each quarter of 2002 to AirNet based on then current market prices. Mr. Mercer exercised his option and, effective January 2, 2003, sold 52,410 AirNet common shares to AirNet at a total cost of $249,996.
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
8. Retirement Plan

AirNet has a 401(k) retirement savings plan. All associates who have completed a minimum of one month of service may contribute up to 60% of their eligible annual earnings to the 401(k) retirement savings plan, subject to the maximum limitation imposed under the Internal Revenue Code. AirNet may elect, at its discretion, to make matching and profit-sharing contributions. AirNet’s contribution expense related to the 401(k) retirement savings plan totaled $487,000, $626,000, and $519,000 for the years ended December 31, 2005, 2004, and 2003, respectively.
9. Income Taxes
Income taxes are summarized as follows for the years ended December 31:

	2005	2004	2003
Current:
Federal	$—	$—	($1,227,000)
State and local	175,000	195,000	295,000

	175,000	195,000	(932,000)

Deferred:
Federal	(2,042,000)	(8,518,000)	2,978,000
State and local	(233,000)	(612,000)	57,000

	(2,275,000)	(9,130,000)	3,035,000

	($2,100,000)	($8,935,000)	$2,103,000

Significant components of AirNet’s deferred tax liabilities and assets are as follows at December 31:

	2005	2004
Long-term deferred tax asset:
Alternative minimum tax credit carryforwards	$2,500,000	$3,100,000
Net operating loss carryforward	3,800,000	2,600,000
Other	136,000	175,000
Valuation allowance	(6,300,000)	(5,700,000)
Long-term deferred tax liabilities:
Property and equipment	(4,712,000)	(6,767,000)
Other	(735,000)	(676,000)

Net long-term deferred tax liabilities	($5,311,000)	($7,268,000)

Current deferred tax assets:
Workers’ compensation reserves	$331,000	$405,000
Allowance for bad debt reserves	283,000	345,000
Other	48,000	257,000

Total current deferred tax assets	662,000	1,007,000

Current deferred tax liabilities:
Prepaid expenses	(762,000)	(795,000)
Other	(24,000)	(25,000)

Total current deferred tax liabilities	(786,000)	(820,000)

Net current deferred tax assets (liabilities)	$(124,000)	$187,000

Differences arising between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes are as follows for the years ended December 31:

	2005		2004		2003
Tax expense (benefit) at federal statutory rate on pre-tax (loss) income	($2,158,000)	34.0%	($14,648,000)	34.0%	$1,663,000	34.0%
State taxes, net of federal benefit	(355,000)	5.6	(1,733,000)	4.0	311,000	6.4
Non-deductible permanent differences	186,000	(2.9)	1,746,000	(4.0)	129,000	2.6
Change in valuation allowance	600,000	(9.5)	5,700,000	(13.0)	—	0.0
Other	(373,000)	5.8	—	0.0	—	0.0

Total taxes (benefit)	($2,100,000)	33.0%	($8,935,000)	21.0%	$2,103,000	43.0%

State taxes, net of federal benefit includes a benefit of $158,000 in 2005 as a result of changes in tax laws in the State of Ohio.
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
10. Discontinued Operations
On August 11, 2003, AirNet Systems, Inc. completed the sale of substantially all of the assets of its Mercury Business Services unit to Mercury Business Services, Inc., a Delaware corporation owned by a group that included the original owners of the Mercury business.
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
The Mercury Business Services unit had revenues for the year ended December 31, 2003, which consisted of the seven months prior to the sale, of $5.9 million.
Pre-tax loss for AirNet’s Mercury Business Services unit for the year ended December 31, 2003, which consisted of the seven months prior to the sale, was $13,000.
11. Net Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31:

	2005	2004	2003
Numerator:
Income (loss) from continuing operations	($4,246,000)	($34,146,000)	$2,788,000
Loss from discontinued operations, net of tax	—	—	(8,000)

Net income (loss)	($4,246,000)	($34,146,000)	$2,780,000

Denominator:
Basic — weighted average common shares outstanding	10,133,000	10,080,000	10,088,000

Diluted
Stock options — associates, officers and directors	20,000	19,000	1,000

Adjusted weighted average common shares outstanding	10,153,000	10,099,000	10,089,000

Net income (loss) per common share – basic and diluted	($0.42)	($3.39)	$0.28

For the years ended December 31, 2005, 2004, and 2003, options covering 553,000, 686,000, and 981,000 common shares, respectively, were excluded from the diluted weighted average common shares outstanding calculation, as their exercise prices exceeded the average fair market value of the underlying common shares for the year, and therefore were antidilutive.
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
None
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
Changes in Internal Control over Financial Reporting
There were no changes in AirNet’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during AirNet’s fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, AirNet’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Continuation of Brown Gibbons Lang & Company Engagement and Establishment of Strategy Committee
On January 5, 2005, upon the approval of the Board of Directors (the “Board”) of AirNet, AirNet engaged Brown Gibbons Lang & Company (“BGL”) to serve as AirNet’s exclusive financial advisor and investment banker to review, develop and evaluate various strategic alternatives to enhance shareholder value, including the possible sale of AirNet. AirNet’s Board also established a Special Committee, consisting solely of independent directors, to oversee the marketing process. While the Special Committee evaluated several proposed transactions, none of the proposed transactions met the Special Committee’s criteria and none of the proposed transactions resulted in the execution of a definitive sales agreement.
In December of 2005, the Board dissolved the Special Committee and appointed a Strategy Committee to work with management on the ongoing business strategy and alternatives for AirNet to enhance shareholder value. The Strategy Committee, together with the full Board, determined that AirNet's business strategy would include operating its businesses with emphasis on cash flows from operations while seeking other de-leveraging opportunities. The Board has elected to continue its engagement of BGL as its financial advisor on a month-to-month basis in connection with the development and evaluation of various strategies and opportunities to enhance shareholder value and de-leverage the business.
The fees for Strategy Committee members for each of the 2005 fiscal year and the 2006 fiscal year have been and remain $1,000 per meeting attended in person and $500 for each telephonic meeting attended.
Changes In Compensation of Executive Officer
On March 24, 2006, the Compensation Committee determined to increase the annual base salary of Craig A. Leach, Vice President, Information Systems, of AirNet, from $150,000 to $160,000. This increase was effective March 27, 2006.
2005 Incentive Compensation Plan
On February 2, 2005, AirNet’s Board, upon the recommendation of the Compensation Committee, adopted the 2005 Incentive Compensation Plan (the “2005 Incentive Plan”). The Compensation Committee and the Board subsequently approved clarifications and modifications to the 2005 Incentive Plan on March 8, 2005 and March 29, 2005. As discussed further below, on August 9, 2005, the Board, upon the recommendation of the Compensation Committee, adopted amendments and clarifications to the 2005 Incentive Plan to address the possibility that a transaction for the sale of AirNet would be consummated prior to the end of the fiscal year ended December 31, 2005 (the “2005 fiscal year”). On November 20, 2005, the Board, upon the recommendation of the Compensation Committee, ratified a change to the 2005 Incentive Plan to address the impact of the non-cash impairment charge recorded by AirNet in the third quarter of the 2005 fiscal year in determining pre-tax income (as determined under the terms of the 2005 Incentive Plan) for the 2005 fiscal year.
The purpose of the 2005 Incentive Plan was to promote the following goals of AirNet for the 2005 fiscal year by providing incentive compensation to certain employees of AirNet and its subsidiaries:
•	Exceeding budgeted pre-tax income (as determined under the terms of the 2005 Incentive Plan);

•	Reducing fixed costs;

•	Creating and executing contingency plans for changes in AirNet’s Bank business;

•	Refining AirNet’s business plan for its Express and Jetride businesses to more quickly and profitably diversify AirNet;

•	Developing AirNet’s leadership team; and

•	Meeting high priority deadlines related to compliance with the Sarbanes-Oxley Act of 2002 and other key projects.
Participants in the 2005 Incentive Plan included AirNet’s executive officers, Joel E. Biggerstaff, Gary W. Qualmann, Larry M. Glasscock, Jr., Jeffery B. Harris, Wynn D. Peterson, Ray L. Druseikis and Craig A. Leach, and certain department managers and department directors. At the start of the 2005 fiscal year, there were 45 participants in the 2005 Incentive Plan. As of the end of the 2005 fiscal year, there were 43 participants in the 2005 Incentive Plan.

Payments under the 2005 Incentive Plan were based on a combination of AirNet’s pre-tax income (as determined under the terms of the 2005 Incentive Plan) for the 2005 fiscal year, operating performance of AirNet’s various business components and the achievement of personal goals assigned to each participant. The Compensation Committee approved personal goals for executive officers and reviewed the personal goals for other participants. The personal goals approved by the Compensation Committee for each of the executive officers related to specific business objectives related to general business operations (e.g., regulatory compliance, expense reductions, etc.) and each business component (e.g., execution of specific contracts with customers and vendors, cost reductions, service improvements, etc.). No incentive compensation was to be paid to the executive officers under the 2005 Incentive Plan for the achievement of personal goals unless AirNet attained the designated threshold level of pre-tax income (other than certain amounts payable to Wynn D. Peterson, as discussed below).
No incentive compensation was to be paid under the 2005 Incentive Plan unless AirNet achieved a designated threshold level of pre-tax income (as determined under the terms of the 2005 Incentive Plan) for the 2005 fiscal year. If the designated threshold level were achieved, incentive compensation payments would increase at predetermined pre-tax income levels until the maximum compensation payout of $1.9 million was reached at approximately 200% of pre-tax income for the 2004 fiscal year, determined without regard to the 2004 fiscal year impairment charges related to property and equipment and goodwill.
Once the overall amount of incentive compensation was determined based upon AirNet’s pre-tax income (as determined under the terms of the 2005 Incentive Plan), incentive compensation was allocated to Bank, Express, Jetride and corporate based upon pre-established targets. Incentive compensation was then allocated to the participants most closely involved in managing each of those business areas based upon each participant’s base salary. Finally, participants must have achieved their pre-established personal goals to achieve their maximum incentive compensation payment.
The maximum percentage of annual base salary that the following executive officers could have received as incentive compensation under the 2005 Incentive Plan was: (i) for Joel E. Biggerstaff, 100%; (ii) for Gary W. Qualmann, Larry M. Glasscock, Jr. and Jeffery B. Harris, 75%; and (iii) for Ray L. Druseikis and Craig A. Leach, 50%. In connection with his promotion in June 2005 to Senior Vice President, Jetride Services, the incentive compensation which Mr. Peterson could have received under the 2005 Incentive Plan was modified to include two components. He was eligible to receive incentive compensation up to a maximum amount of $75,000 (50% of his $150,000 annual base salary prior to the increase) based on the level of achievement through June 30, 2005 of his personal goals in the position as Vice President, Strategic Planning and Analysis, and achievement by AirNet of a designated level of pre-tax income (as determined under the terms of the 2005 Incentive Plan), for the six months ended June 30, 2005. The amount of $60,000 in incentive compensation was paid to Mr. Peterson in respect of the six-month period ended June 30, 2005, which payment was made in March of 2006. Mr. Peterson was also eligible to receive incentive compensation from zero to a maximum amount of $161,250 (75% of his $215,000 annual base salary after the increase) based on the level of achievement of personal goals related to the performance of Jetride for the period from July 1 through December 31, 2005, and achievement by Jetride, and AirNet, of designated levels of pre-tax income (as determined under the terms of the 2005 Incentive Plan) for the six months ending December 31, 2005. In March of 2006, the amount of $46,438 in incentive compensation was paid to Mr. Peterson in respect of the six-month period ended December 31, 2005.
Except for payments to the executive officers, payments under the 2005 Incentive Plan were paid in quarterly payments commencing with the second quarter of the 2005 fiscal year based upon AirNet’s year-to-date financial performance. Except as described above in respect of Mr. Peterson, payments of incentive compensation to AirNet’s executive officers serving at the time of such payments, were made in March of 2006 based upon AirNet’s performance for the 2005 fiscal year. New employees who qualified for the 2005 Incentive Plan were eligible to participate on the first day of the calendar quarter following their date of hire.
On August 9, 2005, the Board, upon the recommendation of the Compensation Committee, had adopted the following amendments and clarifications to the 2005 Incentive Plan to address the possibility that a transaction for the sale of AirNet would be consummated prior to the end of the 2005 fiscal year. In such event, (i) participants in the 2005 Incentive Plan would have been entitled to receive incentive compensation measured as a percentage of their full year base salary rather than a pro-rated portion; (ii) to the extent that bonuses were based in part on pre-tax income (as determined under the terms of the 2005 Incentive Plan) for the 2005 fiscal year, such pre-tax income would have been measured through the month ending immediately prior to the consummation date of the sale transaction; (iii) to the extent bonuses for any individual were determined in part based upon the performance of a business unit against a pre-determined target, the performance of such business unit would have been based upon the performance through the month ending immediately prior to the consummation date of the sale transaction versus the targeted performance through such month end; and (iv) individuals who were employed by AirNet at the time of the consummation of a sale transaction would have been entitled to a bonus under the 2005 Incentive Plan whether or not they were employed at the time the bonus was to be paid.
On November 20, 2005, the Board, upon the recommendation of the Compensation Committee, ratified a change to the 2005 Incentive Plan to provide that, for purposes of computing the pre-tax income of AirNet for the 2005 fiscal year for purposes of the 2005 Incentive Plan, the $16.1 million non-cash impairment charge recorded by AirNet in the third quarter of the 2005 fiscal year would be disregarded and the pre-tax income for the 2005 fiscal year would be computed as if no impairment charge had been incurred.
During the 2005 fiscal year and the fiscal quarter ending March 31, 2006, AirNet made payments under the terms of the 2005 Incentive Plan in the aggregate amount of approximately $1.6 million. In March of 2006, the executive officers of AirNet were paid the following amounts under the 2005 Incentive Plan: Joel E. Biggerstaff — $250,000; Jeffery B. Harris — $190,250; Gary W. Qualmann - $148,000; Larry M. Glasscock, Jr. — $141,125; Wynn D. Peterson — $106,438 ($60,000 in respect of the six-month period ended June 30, 2005; $46,438 in respect of the six-month period ended December 31, 2005); Craig A. Leach — $72,000; and Ray L. Druseikis — $29,000 (became a participant effective July 1, 2005 following his election as an executive officer of AirNet and employment with AirNet effective June 30, 2005.)
After reviewing AirNet’s pre-tax income (as determined under the terms of the 2005 Incentive Plan), the operating performance of AirNet’s various business components, the level of achievement of the personal goals assigned to each executive officer and, in the case of Mr. Peterson, Jetride’s pre-tax income (as determined under the terms of the 2005 Incentive Plan), at the meeting of the Compensation Committee held on March 8, 2006, the Compensation Committee determined the amount of incentive compensation to be paid to each executive officer (other than Mr. Peterson) in respect of the 2005 fiscal year and the incentive compensation to be paid to Mr. Peterson in respect of the six-month period ended December 31, 2005.
Adoption of 2006 Incentive Compensation Plan
On March 24, 2006, the Board of Directors of AirNet, upon the recommendation of the Compensation Committee, adopted the 2006 Incentive Compensation Plan (the “2006 Incentive Plan”).
The purpose of the 2006 Incentive Plan is to promote the following goals of AirNet for the fiscal year ending on December 31, 2006 (“Fiscal 2006”) by providing incentive compensation to certain employees of AirNet and its subsidiaries:
•	Attaining designated levels of pre-tax income;

•	Improving cash flow and reducing debt;

•	Defining and executing plans to offset expected declines in Bank Services revenues;

•	Reducing the fixed cost structure of AirNet; and

•	Meeting high priority deadlines of AirNet.
Participants in the 2006 Incentive Plan include AirNet’s executive officers — Joel E. Biggerstaff (Chairman of the Board, Chief Executive Officer and President), Gary W. Qualmann (Chief Financial Officer, Treasurer and Secretary), Larry M. Glasscock, Jr. (Senior Vice President, Express Services), Jeffery B. Harris (Senior Vice President, Bank Services), Wynn D. Peterson (Senior Vice President, Jetride Services), Ray L. Druseikis (Controller and Principal Accounting Officer), Craig A. Leach (Vice President, Information Systems) — and certain department managers and department directors. As of the date of this Annual Report on Form 10-K, there were 47 participants in the 2006 Incentive Plan.
Payments under the 2006 Incentive Plan will be based upon a combination of AirNet’s pre-tax income for Fiscal 2006, the operating performance of AirNet’s Delivery Services and Passenger Charter Services business segments, and the achievement of personal goals assigned to each participant. The Compensation Committee approves personal goals for executive officers and reviews the personal goals for other participants. The personal goals approved by the Compensation Committee for each of the executive officers relate to specific business objectives related to general business operations (e.g., regulatory compliance, expense reductions, etc.) and each business segment (e.g., execution of specific contracts with customers and vendors, cost reductions, service improvements, etc.).
No incentive compensation will be paid under the 2006 Incentive Plan unless AirNet achieves a designated threshold level of pre-tax income for Fiscal 2006. Once the designated threshold level is achieved, the available incentive compensation payments will increase based upon predetermined pre-tax income levels until a maximum aggregate amount of $1.9 million in incentive compensation payments is reached. After the overall amount of incentive compensation is determined based upon AirNet’s pre-tax income for Fiscal 2006, incentive compensation will be allocated to individual participants based upon the following four factors: (i) level of pre-tax income attained by AirNet; (ii) level of contribution margin attained by Delivery Services as compared to certain predetermined levels; (iii) levels of contribution margin attained by Passenger Charter Services as compared to certain predetermined levels; and (iv) attainment of personal goals.
A participant’s maximum incentive compensation payment ranges from 20% to 100% of the participant’s base salary, depending upon such participant’s level of responsibility for achieving AirNet’s goals for Fiscal 2006. Twenty percent of each participant’s incentive compensation payments will be based upon the participant’s achievement of pre-established personal goals. The remaining 80% of each participant’s incentive compensation payment will be based upon a combination of the other three factors discussed above, which will be allocated to each participant based upon such participant’s overall responsibility for attaining the designated levels of AirNet’s pre-tax income and contribution margins for the Delivery Services and Passenger Charter Services business segments.
In the event the incentive compensation payments otherwise available for payment under the 2006 Incentive Plan based upon AirNet’s level of pre-tax income is not paid to certain participants as a result of those participants’ failure to attain their personal goals or AirNet’s failure to attain the predetermined levels of budgeted contribution margins in Delivery Services or Passenger Charter Services, such unpaid amounts may be awarded at the discretion of the Compensation Committee to participants in the 2006 Incentive Plan or to other employees of AirNet not participating in the 2006 Incentive Plan.
The maximum percentage of annual base salary that each of AirNet’s executive officers may receive as incentive compensation under the Incentive Plan is as follows: Joel E. Biggerstaff, 100%; Gary W. Qualmann, Larry M. Glasscock, Jr., Jeffrey B. Harris and Wynn D. Peterson, 75%; Ray L. Druseikis and Craig A. Leach, 50%.
Except for payments to the executive officers, payments under the 2006 Incentive Plan will be paid in quarterly payments commencing with the second quarter of Fiscal 2006 based upon AirNet’s year to date financial performance. Payments of incentive compensation to executive officers will be made in the first quarter of the fiscal year ending December 31, 2007 based upon AirNet’s performance and each executive officer’s performance for Fiscal 2006. In order to receive payment, a participant must be actively employed by AirNet at the time the payment is made. New employees who qualify for the 2006 Incentive Plan will be eligible to participate on the first day of the calendar quarter following their date of hire.
The Compensation Committee may amend, modify or terminate the 2006 Incentive Plan at any time.
Modifications of Amended Credit Agreement
As previously reported in “Item 5 – Other Information”, of AirNet’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, on November 21, 2005, AirNet and its lenders under the Amended and Restated Credit Agreement dated as of May 28, 2004 (as amended, the “Amended Credit Agreement”) agreed to modify the terms and conditions of the Amended Credit Agreement (the “Third Change in Terms Agreement”). The Third Change in Terms Agreement modified the fixed charge coverage ratio and the leverage ratio financial covenants in such a manner that, on a going-forward basis, the impairment charge recorded as of September 30, 2005, in and of itself, would not cause a default of these financial covenants in the future. At the same time as the Third Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the impairment charge.
The Third Change in Terms Agreement is filed with this Annual Report on Form 10-K as Exhibit 4.21 and the description herein is qualified in its entirety by reference to the full terms and conditions thereof, which terms and conditions are incorporated herein by reference in their entirety.
On March 28, 2006, AirNet and its lenders entered into a “Fourth Change in Terms Agreement” extending the term of the secured revolving credit facility under the Amended Credit Agreement from October 15, 2006 to October 15, 2007. The Fourth Change in Terms Agreement also reduced the amount of the secured revolving credit facility from $30 million to $25 million, reduced the amount of annual capital expenditures permitted under the terms of the Amended Credit Agreement from $30 million to $20 million, and modified the calculation of the borrowing base under the revolving credit facility.
The Fourth Change in Terms Agreement is filed with this Annual Report on Form 10-K as Exhibit 4.22 and the description herein is qualified in its entirety by reference to the full terms and conditions thereof, which terms and conditions are incorporated herein by reference in their entirety.
2006 Annual Meeting of Shareholders
To date, AirNet has not set a date for its 2006 Annual Meeting of Shareholders. Accordingly, the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K has been provided as part of this Annual Report on Form 10-K.
PART III
ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors of AirNet
The name, age, principal occupation for the past five years and selected biographical information for each of the directors of AirNet are set forth below. All information is provided as of March 21, 2006 and was furnished to AirNet by each director. Each director was elected by AirNet’s shareholders at the Annual Meeting of Shareholders held on December 16, 2005 to serve for a term expiring at the 2006 Annual Meeting of Shareholders and until his successor is duly elected and qualified, or until his earlier death, resignation or removal from office.

Joel E. Biggerstaff	Director since 2000
Mr. Biggerstaff, age 49, has served as AirNet’s Chairman of the Board since August 2001, Chief Executive Officer since April 2000 and President since August 1999. He also served as AirNet’s Chief Operating Officer from August 1999 to February 2004. Prior to joining AirNet, Mr. Biggerstaff served as President of the Southern Region of Corporate Express Delivery Systems, a national expedited distribution service, from February 1998 through July 1999. From September 1996 through February 1998, Mr. Biggerstaff provided transportation consulting services and prior to September 1996, he held various positions, including Regional Vice President and General Manager, with Ryder System, Inc., a company providing transportation and supply-chain management solutions.

James M. Chadwick	Director since 2005
Mr. Chadwick, age 32, served as the managing member of Pacific Coast Investment Partners, LLC, a hedge fund specializing in shareholder activism, from January 2003 until June 2005. Pacific Coast Investment Partners, LLC is the General Partner of Pacific Coast Investment Fund, L.P., a private investment fund. From April 1999 to October 2002, Mr. Chadwick was employed by Relational Investors, LLC, a registered investment advisor that invests in companies that it believes can be improved. He served as an analyst for Relational Investors, LLC from 1999 to 2001 and became a Senior Analyst in 2002.

Russell M. Gertmenian	Director since 1996
Mr. Gertmenian, age 58, has been a partner with Vorys, Sater, Seymour and Pease LLP since 1979 and currently serves as Chair of that firm’s Executive Committee and as Vice-Chair of that firm’s Management Committee. Vorys, Sater, Seymour and Pease LLP rendered legal services to AirNet during the 2005 fiscal year and continues to do so. Mr. Gertmenian also serves as a director of Abercrombie & Fitch Co.

Gerald Hellerman	Director since 2005
Mr. Hellerman, age 68, owns and has served as Managing Director of Hellerman Associates, a financial and corporate consulting firm, since the firm’s inception in 1993. Mr. Hellerman currently serves as a director and chief compliance officer for The Mexico Equity and Income Fund, Inc.; a director of MVC Capital, Inc.; a director and President of Innovative Clinical Solutions, Ltd., a company formerly engaged in clinical trials and physician network management which is currently in liquidation; and a director of FNC Realty Corporation, a successor to Frank’s Nursery & Crafts, Inc., a company which operated the nation’s largest chain of lawn and garden retail stores, which has emerged from bankruptcy protection under Chapter 11 and is currently operating the properties it owns. Mr. Hellerman also served as a director of Brantley Capital Corporation until March 2, 2006.

David P. Lauer	Director since 1999
Mr. Lauer, age 63, served as the President and Chief Operating Officer of Bank One, Columbus, NA from June 1997 until his retirement in January 2001. His primary responsibility with Bank One was to lead the commercial lending practice in central Ohio. Prior to that, Mr. Lauer, a Certified Public Accountant since 1968, was the Managing Partner of the Columbus, Ohio office of Deloitte & Touche LLP from January 1989 until he retired in June 1997. Mr. Lauer is also a director of Wendy’s International, Inc., Huntington Bancshares Incorporated, R. G. Barry Corporation and Diamond Hill Investment Group, Inc.

Bruce D. Parker	Director since 2002
Mr. Parker, age 58, is the Founder and President of IT Management Group, LLC, a specialty consulting group that advises and manages information technology organizations for corporations in Europe and the United States. Mr. Parker served as Executive Vice President of Sapient Corporation, a business and technology consulting firm, from December 1999 until his retirement in July 2002. From December 1997 to December 1999, Mr. Parker served as Senior Vice President and Chief Information Officer at United Airlines, Inc. From September 1994 to December 1997, Mr. Parker was Senior Vice President — Management Information Systems and Chief Information Officer at Ryder System, Inc. Mr. Parker is also a director of Sapient Corporation.

James E. Riddle	Director since 2000
Mr. Riddle, age 64, has been in the growth management and consulting business since July 1999, most recently as CEO of GrowthCircle, LLC a management consulting firm, since August 2001, and as Vice Chairman of Enterasys Systems, Inc., an enterprise network provider, from August 2000 to April 2001. Previously, Mr. Riddle served from 1997 to 1999 as President and Chief Operating Officer of Norrell Services, Inc., an outsourcing information technology and staffing services company. Prior to joining Norrell, for four years, Mr. Riddle served Ryder System, Inc. in several capacities, primarily in marketing and sales, including as President of Ryder International. Mr. Riddle served Xerox Corporation for 26 years in a variety of senior management positions, including Vice President of Marketing and Vice President of Field Operations for the United States

operations and Vice President of Marketing and Sales for the European operations. Mr. Riddle is also a director of Danka Business Systems PLC.
There are no family relationships among any of the directors and current executive officers of AirNet.
James M. Chadwick and Gerald Hellerman were appointed to the AirNet Board of Directors (the “Board”) effective July 20, 2005, and were recommended by the Nominating and Corporate Governance Committee of the Board. Messrs. Chadwick and Hellerman were recommended to the Nominating and Corporate Governance Committee by Pacific Coast Investment Partners, LLC and Phillip Goldstein, respectively, in connection with the efforts of a group of AirNet’s shareholders, including Pacific Coast Investment Fund, L.P., Mr. Goldstein, Andrew Dakos, Pacific Coast Investment Partners, LLC, Nadel and Gussman Combined Funds LLC, Opportunity Partners, L.P. and Full Value Partners, L.P. (the “Shareholders Group”), to call a special meeting of AirNet’s shareholders to replace the Board. In a Schedule 13D amendment filed with the Securities and Exchange Commission on July 7, 2005, the Shareholders Group reported that it had discontinued its plan to call a special meeting of AirNet’s shareholders.
Director Independence
The common shares of AirNet traded on the New York Stock Exchange (“NYSE”) throughout the fiscal year ended December 31, 2005 (the “2005 fiscal year”) and until January 24, 2006. On January 25, 2006, the common shares of AirNet began trading on the American Stock Exchange (“AMEX”).
Applicable sections of the AMEX Company Guide (the “AMEX Rules”) require, and applicable sections of the NYSE Listed Company Manual (the “NYSE Rules”) required, that a majority of the members of AirNet’s Board be independent directors. The definition of independence for purposes of each of the AMEX Rules and the NYSE Rules includes a series of objective tests, such as the director is not an employee of AirNet or any of AirNet’s subsidiaries and has not directly or indirectly engaged in various types of business dealings with AirNet or any of AirNet’s subsidiaries and the director does not have an immediate family member who is employed by AirNet or any of AirNet’s subsidiaries as an executive officer. In addition, as further required by each of the AMEX Rules and the NYSE Rules, AirNet’s Board has affirmatively determined that each independent director has no material relationship with AirNet or any of AirNet’s subsidiaries (either directly or indirectly).
As discussed below, AirNet’s Board has affirmatively determined that five of the seven directors (i) qualified as independent directors under the NYSE Rules during the period the NYSE Rules were applicable to AirNet (i.e., throughout the 2005 fiscal year and until January 24, 2006) and (ii) qualify as independent directors under the AMEX Rules. In making its determination of director independence under the NYSE Rules, AirNet’s Board established categorical standards (reflecting the objective tests of the NYSE Rules) to assist it in making its determination of director independence. For purposes of making the determination of independence under the NYSE Rules, AirNet’s Board defined an “independent director” as a director who:
•	is not and within the last three years has not been an employee of, and has no immediate family member who is or has within the last three years been an executive officer of, AirNet or any of its subsidiaries;

•	has not received, and has no immediate family member who has received (other than for service as a non-executive officer employee), during any 12-month period within the last three years, more than $100,000 in direct compensation from AirNet or any of its subsidiaries, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);

•	is not and has no immediate family member who is a current partner of a firm that is AirNet’s internal or external auditor;

•	is not a current employee of a firm that is AirNet’s internal or external auditor;

•	has no immediate family member who is a current employee of a firm that is AirNet’s internal or external auditor and participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice;

•	has not been, and has no immediate family member who has been, within the last three years (but is no longer) a partner or employee of a firm that is AirNet’s internal or external auditor and personally worked on AirNet’s audit within that time;

•	is not and has not been within the last three years, and has no immediate family member who is or has been within the last three years, employed as an executive officer of another company where any of AirNet’s present executive officers at the same time serves or served on the other company’s compensation committee;

•	is not a current employee, and has no immediate family member who is a current executive officer, of a company that has made payments to, or received payments from, AirNet or any of its subsidiaries for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or 2% of such other company’s consolidated gross revenues; and

•	has no other material relationship with AirNet or any of its subsidiaries (either directly or as a partner, shareholder or officer of an organization that has a relationship with AirNet or any of its subsidiaries).
AirNet’s Board determined that each of James M. Chadwick, Gerald Hellerman, David P. Lauer, Bruce D. Parker and James E. Riddle was independent under these categorical standards. Joel E. Biggerstaff and Russell M. Gertmenian did not qualify as independent directors under the foregoing categorical standards.
In making its determination as to the independence of AirNet’s directors under the AMEX Rules, AirNet’s Board reviewed, considered and discussed the specific objective tests included in the AMEX Rules (which are generally more stringent than the specific objective tests included in the NYSE Rules), in light of:
•	the relationships (including commercial, industrial, banking, consulting, legal, accounting, charitable and family relationships) of each director (and the immediate family members of each director) with AirNet and/or any of AirNet’s subsidiaries (either directly or as a partner, shareholder, officer or member of any organization that has any such relationship), in each case during the current fiscal year or any of the past three fiscal years; and

•	the compensation and other payments each director (and the immediate family members of each director):
o	has received from or made to AirNet and/or any of AirNet’s subsidiaries (either directly or as a partner, shareholder, officer or member of an organization which has received compensation or payments from or made payments to AirNet and/or any of AirNet’s subsidiaries), in each case during the current fiscal year or any of the past three fiscal years; and

o	presently expects to receive from or make to AirNet and/or any of the subsidiaries of AirNet (either directly or as a partner, shareholder, officer or member of an organization which has received compensation or payments from or made payments to AirNet and/or any of the subsidiaries of AirNet).
AirNet’s Board has determined that each of James M. Chadwick, Gerald Hellerman, David P. Lauer, Bruce D. Parker and James E. Riddle also qualifies as independent under the AMEX Rules because he has no relationship, either directly or indirectly, with AirNet or any of AirNet’s subsidiaries, other than serving as a director of AirNet and owning common shares of AirNet. Joel E. Biggerstaff and Russell M. Gertmenian do not qualify as independent directors under objective tests included in the AMEX Rules.
Executive Officers of AirNet
The following table identifies the executive officers of AirNet as of March 21, 2006. The executive officers serve at the pleasure of the Board and in the case of Joel E. Biggerstaff, Gary W. Qualmann, Larry M. Glasscock, Jr, and Jeffery B. Harris pursuant to employment agreements.

Name	Age	Positions
Joel E. Biggerstaff	49	Chairman of the Board, Chief Executive Officer and President
Gary W. Qualmann	54	Chief Financial Officer, Treasurer and Secretary
Larry M. Glasscock, Jr.	49	Senior Vice President, Express Services
Jeffery B. Harris	46	Senior Vice President, Bank Services
Wynn D. Peterson	42	Senior Vice President, Jetride Services
Ray L. Druseikis	54	Vice President of Finance, Controller and Principal Accounting Officer
Craig A. Leach	49	Vice President, Information Systems
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
Gary W. Qualmann has served as AirNet’s Chief Financial Officer, Treasurer and Secretary since September 2003. From February 2002 through August 2003, Mr. Qualmann served as Chief Financial Officer and Treasurer of Metatec, Inc., a manufacturer and distributor of electronic media which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code on October 17, 2003. Mr. Qualmann provided financial consulting services to Metatec from October 2001 through February 2002. From March 1996 until June 2001, Mr. Qualmann was Chief Financial Officer, Treasurer and Secretary of MindLeaders.com, Inc., an e-learning company based in Columbus, Ohio. From May 1988 until July 1995, Mr. Qualmann served as Executive Vice President and Chief Financial Officer of Red Roof Inns, Inc., a lodging company based in Hilliard, Ohio.

Larry M. Glasscock, Jr. has served as AirNet’s Senior Vice President, Express Services since February 2003. From February 2002 through February 2003, Mr. Glasscock served as Senior Vice President of Evercom Systems, Inc., a national provider of telecom services. From April 2001 through February 2002, Mr. Glasscock served as Executive Vice President of NextJet Technologies, a software and technology solutions organization. Mr. Glasscock served as Chief Executive Officer of Expedited Delivery Systems, Inc., a time-definite trucking concern, from August 1999 to September 2000 and as its President and Chief Operating Officer from January 1998 through August 1999.
Jeffery B. Harris has served as AirNet’s Senior Vice President, Bank Services since May 2000. Mr. Harris joined AirNet in June 1996 as the relationship manager for Banking Sales and was appointed Vice President, Sales in the banking division in October 1997.
Wynn D. Peterson has served as AirNet’s Senior Vice President, Jetride Services since June 2005. From January 2005 until June 2005, Mr. Peterson served as AirNet’s Vice President, Strategic Planning and Analysis and prior thereto, he had served since February 2000 as Vice President of Corporate Development. Mr. Peterson joined AirNet in 1997 as Manager of Corporate Development. Prior to joining AirNet, Mr. Peterson managed equity and fixed income portfolios from 1993 until 1997 at Desert Mutual, a pension and benefits company in Salt Lake City, Utah. From 1988 until 1993, Mr. Peterson held various management positions in Finance, Corporate Development and Strategic Planning at AMR Corporation, the parent company of American Airlines, Inc., in Dallas, Texas.
Ray L. Druseikis has served as AirNet’s Vice President of Finance, Controller and Principal Accounting Officer since June 30, 2005. Mr. Druseikis had served as an independent consultant to AirNet from June 30, 2004 until his election as an officer of AirNet, providing assistance in the process of documenting and testing AirNet’s internal control over financial reporting for purposes of satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Prior to joining AirNet, Mr. Druseikis had provided contract accounting and financial consulting services to publicly-traded and privately-owned companies since October 2002. In addition, from September 2003 to April 2004, Mr. Druseikis served as the Chief Financial Officer of SEA, Ltd., a privately-owned forensic engineering services company. From February 2000 to March 2002, Mr. Druseikis served as Corporate Controller for The Dispatch Printing Company, a privately-owned enterprise with varied business interests in media, real estate and venture capital. From January 1997 to February 2000, Mr. Druseikis served as Controller and Chief Accounting Officer for Crown NorthCorp Inc., a publicly-traded real estate financial services company.
Craig A. Leach has served as AirNet’s Vice President, Information Systems since January 2000. Mr. Leach established AirNet’s Information Systems Department in 1985 and was named Director of Information Systems in 1996.
There are no family relationships among any of the directors and current executive officers of AirNet.
Composition of Committees of Board of Directors
The AirNet Board has three standing committees — the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. In addition, on April 29, 2005, AirNet’s Board established a Special Committee to oversee the process of reviewing, developing and evaluating various strategic alternatives to enhance shareholder value. The Special Committee was dissolved on December 16, 2005. On December 16, 2005, AirNet’s Board established a Strategy Committee to work with management on the ongoing business strategy and alternatives for AirNet to enhance shareholder value.
Audit Committee
The Audit Committee currently consists of David P. Lauer (Chair), James M. Chadwick, Bruce D. Parker and James E. Riddle. Each of Messrs. Lauer, Parker and Riddle also served on the Audit Committee throughout the 2005 fiscal year. Mr. Chadwick was appointed to the Audit Committee effective July 20, 2005. AirNet’s Board has determined that each member of the Audit Committee qualified as an independent director under the applicable NYSE Rules, and qualifies as an independent director under the applicable AMEX Rules and under Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). AirNet’s Board has also determined that David P. Lauer qualifies as an “audit committee financial expert” for purposes of Item 401(h) of SEC Regulation S-K, by virtue of his experience described above under “Directors of AirNet.” In addition to the qualification of Mr. Lauer as an “audit committee financial expert,” AirNet’s Board strongly believes that each member of the Audit Committee is highly qualified to discharge his duties on behalf of AirNet and its subsidiaries, and satisfied the financial literacy requirements of the applicable NYSE Rules and satisfies the financial literacy requirements of the applicable AMEX Rules.
Compensation Committee
The Compensation Committee is currently comprised of James E. Riddle (Chair), Gerald Hellerman, David P. Lauer and Bruce D. Parker. Each of Messrs. Riddle, Lauer and Parker also served on the Compensation Committee throughout the 2005 fiscal year. Mr. Hellerman was appointed to the Compensation Committee effective July 20, 2005. AirNet’s Board has determined that each member of the Compensation Committee qualified as an independent director under the applicable NYSE Rules, and qualifies as an independent director under the applicable AMEX Rules, an outside director for purposes of

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and a non-employee director for purposes of Rule 16b-3 under the Exchange Act.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee is currently comprised of Bruce D. Parker (Chair), David P. Lauer and James E. Riddle, each of whom also served on such Committee throughout the 2005 fiscal year. AirNet’s Board has determined that each member of the Nominating and Corporate Governance Committee qualified as an independent director under the applicable NYSE Rules and qualifies as an independent director under the applicable AMEX Rules.
Special Committee
On January 5, 2005, AirNet’s Board engaged Brown Gibbons Lang & Company to serve as AirNet’s exclusive financial advisor and investment banker to review, develop and evaluate various strategic alternatives to enhance shareholder value. The Board established a Special Committee consisting solely of independent directors to oversee the process of reviewing, developing and evaluating such strategic alternatives. The Special Committee was comprised of Gerald Hellerman, David P. Lauer, Bruce D. Parker and James E. Riddle. Each of Messrs. Lauer, Parker and Riddle served on the Special Committee from its establishment on April 29, 2005. Mr. Hellerman was appointed to the Special Committee on August 9, 2005. The Special Committee was dissolved on December 16, 2005.
Strategy Committee
On December 16, 2005, AirNet’s Board established a Strategy Committee to work with management on the ongoing business strategy and alternatives for AirNet to enhance shareholder value. The Strategy Committee is currently comprised of Bruce D. Parker and James M. Chadwick.
Procedures for Recommending Director Candidates
The procedures for recommending director candidates for consideration by the Nominating and Corporate Governance Committee of AirNet’s Board are described under the caption entitled “ELECTION OF DIRECTORS – Nominating Procedures” in AirNet’s definitive Proxy Statement for the Annual Meeting of Shareholders held on December 16, 2005. As of the date of this Annual Report on Form 10-K, those procedures have not changed.
Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, ownership of and transactions in AirNet’s common shares by executive officers, directors and persons who beneficially own more than 10% of the common shares for purposes of Section 16 of the Exchange Act, are required to be reported to the SEC. Based solely on a review of copies of the reports furnished to AirNet and written representations that no other reports were required, AirNet believes that during the 2005 fiscal year, all filing requirements were complied with, except that each of James M. Chadwick and Gerald Hellerman, who are directors of AirNet, filed late one report, covering one transaction – the automatic grant of an option.
Corporate Governance Documents
AirNet’s Board has adopted charters for each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee as well as Corporate Governance Guidelines.
In addition, the AirNet Board has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees (team members) of AirNet and its subsidiaries, including AirNet’s Chairman of the Board, Chief Executive Officer and President (the principal executive officer), AirNet’s Chief Financial Officer, Treasurer and Secretary (the principal financial officer) and AirNet’s Vice President of Finance, Controller and Principal Accounting Officer (the principal accounting officer). AirNet intends to disclose the following under the “Corporate Governance” link on the “Investor Relations” page of its website located at www.airnet.com within the required four business days following their occurrence: (A) the date and nature of any amendment to a provision of its Code of Business Conduct and Ethics that (i) applies to AirNet’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the “code of ethics” definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to AirNet’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, that relates to one or more of the items set forth in Item 406(b) of SEC Regulation S-K. In addition, AirNet will disclose any waivers of the Code of Business Conduct and Ethics granted to a director or an executive officer of AirNet in a current report on Form 8-K within four business days following their occurrence.

The text of each of the Audit Committee Charter, the Compensation Committee Charter, the Nominating and Corporate Governance Committee Charter, the Corporate Governance Guidelines and the Code of Business Conduct and Ethics is posted under the “Corporate Governance” link on the “Investor Relations” page of AirNet’s website located at www.airnet.com. Interested persons may also obtain copies of the Audit Committee Charter, the Compensation Committee Charter, the Nominating and Corporate Governance Committee Charter, the Corporate Governance Guidelines and the Code of Business Conduct and Ethics, without charge, by writing to the Chief Financial Officer, Treasurer and Secretary of AirNet at AirNet Systems, Inc., 7250 Star Check Drive, Columbus, Ohio 43217, Attention: Gary W. Qualmann. In addition, AirNet’s Code of Business Conduct and Ethics was filed as Exhibit 14 to AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
Communications with the Board
In accordance with AirNet’s Corporate Governance Guidelines, the non-management directors of AirNet meet (without management present) at regularly scheduled executive sessions at least twice per year and at such other times as the directors deem necessary or appropriate. James E. Riddle has been chosen as the lead director and presides at all executive sessions of the non-management directors of AirNet. In addition, at least once a year, the independent directors of AirNet meet in executive session. Mr. Riddle also presides at those meetings.
AirNet’s Board believes it is important for shareholders to have a process to send communications to the Board and its individual members. Accordingly, shareholders who wish to communicate with AirNet’s Board or a particular director may do so by sending a letter to such individual or individuals, in care of AirNet, to AirNet’s executive offices at 7250 Star Check Drive, Columbus, Ohio 43217. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Shareholder – Board Communication” or “Shareholder – Director Communication,” as appropriate. All such letters must identify the author as a shareholder and clearly state whether the intended recipients are all members of AirNet’s Board or certain specified individual directors. Copies of all such letters will be circulated to the appropriate director or directors. In addition, shareholders may contact the directors through the Mysafeworkplace.com Hotline. The Mysafeworkplace.com Hotline can be reached at 800-461-9330 or via e-mail at www.mysafeworkplace.com. All shareholder communications through the Mysafeworkplace.com Hotline are categorized by incident type and are then referred to David P. Lauer, Chair of the Audit Committee; Gary W. Qualmann, Chief Financial Officer, Secretary and Treasurer of AirNet; and/or Beth Filipkowski, Director of Human Resources of AirNet, depending on the subject matter. All communications involving accounting, securities, ethical or regulatory issues are referred to Mr. Lauer.
ITEM 11 — EXECUTIVE COMPENSATION
Executive Compensation Tables
The following information is provided with respect to AirNet’s Chief Executive Officer and each of AirNet’s four other most highly compensated executive officers.

Summary Compensation Table
The following table shows, for the last three fiscal years, the cash compensation and other benefits paid or provided by AirNet to its Chief Executive Officer and the other named executive officers.
SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation
				Awards
		Annual		Common Shares
Name and Principal Position		Compensation		Underlying	All Other
during 2005	Fiscal Year	Salary ($)	Bonus ($)	Options (#)	Compensation ($)
Joel E. Biggerstaff	2005	$325,000	$250,000	0	$6,534	(1)
Chairman of the Board, Chief Executive	2004	$325,000	$0	40,000	$6,358
Officer and President	2003	$325,000	$45,500	8,500	$8,462

Jeffery B. Harris	2005	$230,000	$190,250	0	$3,888	(1)
Senior Vice President,	2004	$230,000	$0	20,000	$4,197
Bank Services	2003	$230,000	$25,000	5,000	$5,162

Gary W. Qualmann	2005	$215,000	$148,000	0	$9,740	(1)
Chief Financial Officer,	2004	$190,000	$0	20,000	$6,154
Secretary and Treasurer(2)	2003	$58,462	$5,000	20,000	$0

Larry M. Glasscock, Jr.	2005	$215,000	$141,125	0	$5,365	(1)
Senior Vice President,	2004	$215,000	$0	20,000	$6,500
Express Services (3)	2003	$190,192	$30,000	20,000	$0

Wynn D. Peterson.	2005	$184,549	$106,438	0	$2,190	(1)
Senior Vice President,	2004	$150,000	$0	10,000	$0
Jetride Services (4)	2003	$150,000	$10,000	3,000	$0

(1)	“All Other Compensation” for the 2005 fiscal year includes: (a) employer matching contributions in the amounts of $4,250, $2,300, $5,458, $5,365, and $2,190 allocated to their accounts under the AirNet Systems, Inc. Retirement Savings Plan on behalf of Messrs. Biggerstaff, Harris, Qualmann, Glasscock, and Peterson, respectively; and (b) reimbursements in the amounts of $2,284, $1,588, $4,282, $0, and $0 related to life insurance premium payments made by Messrs. Biggerstaff, Harris, Qualmann, Glasscock, and Peterson, respectively. The AirNet Systems, Inc. Retirement Savings Plan is a qualified, broad-based defined contribution plan under which amounts are paid out to the named individuals only upon retirement, termination of employment, disability or death.

(2)	Mr. Qualmann became an executive officer of AirNet on September 2, 2003.

(3)	Mr. Glasscock became an executive officer of AirNet on February 17, 2004.

(4)	Mr. Peterson was appointed Senior Vice President, Jetride Services of AirNet on June 27, 2005. From January 2005 until his promotion, Mr. Peterson served as AirNet’s Vice President, Strategic Planning and Analysis and prior thereto, he had served since February 2000 as Vice President of Corporate Development.
Grants of Options
There were no options granted to Messrs. Biggerstaff, Harris, Qualmann, Glasscock or Peterson during the 2005 fiscal year. AirNet has never granted stock appreciation rights.

Option Exercises and Holdings
The following table summarizes information concerning unexercised options held as of December 31, 2005 by each of the named individuals. None of these individuals exercised any options during the 2005 fiscal year.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Number of
	Common		Number of Common Shares
	Shares		Underlying Unexercised		Value of Unexercised
	Underlying		Options		In-the-Money Options
	Options	Value	at Fiscal Year-End (1)		at Fiscal Year-End ($) (2)
Name	Exercised (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Joel E. Biggerstaff	—	N/A	183,270	31,400	—	—
Jeffery B. Harris	—	N/A	62,530	15,600	—	—
Gary W. Qualmann	—	N/A	20,000	20,000	—	—
Larry M. Glasscock, Jr.	—	N/A	20,000	20,000	—	—
Wynn Peterson	—	N/A	26,430	8,100	—	—

(1)	Each option was granted under the AirNet Systems, Inc. Amended and Restated 1996 Incentive Stock Plan, (the “1996 Plan”). Each option vested and became exercisable as to 20% of the common shares covered thereby on the grant date and vests (or vested) and becomes (or became) exercisable as to 20% of the common shares on each of the first, second, third and fourth anniversaries of the grant date. At the discretion of the Compensation Committee, the options may have stock-for-stock exercise and tax withholding features. If AirNet merges with another entity and AirNet is not the survivor in the merger, or if all or substantially all of AirNet’s assets or stock is acquired by another entity, each option which has not expired, been cancelled or been exercised prior to the effective date of such event, will immediately vest and become exercisable in full. If the employment of the option holder is terminated by reason of death or total disability, the vested portion of the option may be exercised for a period of 12 months, subject to its stated term. If the employment of the option holder is terminated for any other reason, the vested portion of the option may be exercised for a period of three months, subject to its stated term.

(2)	“Value of Unexercised In-the-Money Options at Fiscal Year-End” is calculated on the basis of the number of common shares subject to each option, multiplied by the excess of the fair market value of AirNet’s common shares on December 31, 2005 ($3.41), over the exercise price of the option. None of the options held by the named individuals were in-the-money on December 31, 2005.
Executive Officer Perquisites and Certain Other Executive Compensation
The executive officers of AirNet are entitled to participate in the AirNet Systems, Inc. Retirement Savings Plan on the same terms as all other employees. In addition, they are eligible to participate in the employee benefit programs maintained by AirNet, including medical, dental and disability insurance plans, on the same terms as all other employees.
Employment Contracts and Termination of Employment and Change-in-Control Arrangements
Employment Agreements with Mr. Biggerstaff and Mr. Harris
Each of Joel E. Biggerstaff, Chairman of the Board, Chief Executive Officer and President, and Jeffery B. Harris, Senior Vice President, Bank Services, is party to an employment agreement with AirNet, effective as of March 1, 2001. Each employment agreement provided for an initial employment period ending December 31, 2001, which has been and will be automatically renewed for successive one-year periods unless either party gives notice to the other of non-renewal at least 90 days prior to the end of the relevant employment period. Messrs. Biggerstaff and Harris were entitled to receive initial annual base salaries of $300,000 and $230,000, respectively, which may be adjusted upward or downward on an annual basis by the Compensation Committee based on its review of each individual’s performance. Mr. Biggerstaff’s annual base salary for the 2005 fiscal year was $325,000 and will remain at that amount for the 2006 fiscal year. Mr. Harris’ base salary was $230,000 for the 2005 fiscal year and will remain at that amount for the 2006 fiscal year. Each individual is entitled to participate in any bonus plan which AirNet may establish and in the incentive stock plans of AirNet (i.e., the 1996 Plan and the AirNet Systems, Inc. 2004 Stock Incentive Plan ( the “2004 Plan”)), in each case at levels determined by the Compensation Committee. Each individual is also entitled to receive all health and life insurance coverages, sick leave and disability programs, tax-qualified retirement plan contributions, paid holidays and vacations, perquisites and other fringe benefits provided by AirNet to its actively employed senior executives.
If the named individual’s employment is terminated by AirNet without “cause” (as defined in his employment agreement) or by the individual for “good reason” (as defined in his employment agreement), he will be entitled to have his base salary and fringe benefits (other than under the 1996 Plan and the 2004 Plan) continued at the level then in effect for a period of 24 months (in the case of Mr. Biggerstaff) or 12 months (in the case of Mr. Harris, with group medical insurance continuing for 18 months). These periods are extended to 36 months and 18 months, respectively, if the termination occurs on or after a “change in control” (as defined in each employment agreement). Each individual would also be entitled to receive a single lump sum payment equal to the pro-rata portion (based on days employed during the fiscal year in which employment terminated) of any non-discretionary bonus payable based on employment throughout the fiscal year; become fully vested in all employee benefit programs (other than the Retirement Savings Plan, in which his interest would vest according to the Retirement Savings Plan’s terms); receive a lump sum payment equal to his non-vested interest in the Retirement Savings Plan to the extent forfeited upon termination of employment; and be paid his reasonable, out-of-pocket fees and expenses in connection with outplacement services, in an amount not to exceed $15,000. “Cause” is defined in each employment agreement to include: (i) any willful breach of the material terms of the employment agreement; (ii) any willful breach of a material duty of employment assigned to the named individual pursuant to the terms of his employment agreement; (iii) material refusal to perform the duties assigned to the named individual pursuant to his employment agreement; (iv) theft or embezzlement of a material amount of AirNet’s property; (v) fraud; or (vi) indictment for criminal activity other than minor misdemeanor traffic offenses. The following events qualify as “good reason” for each individual to terminate his employment: (a) without the named individual’s prior written consent, AirNet assigns such individual to duties which are materially inconsistent with or result in a material diminution of his position, authority, duties or responsibilities as set forth in the employment agreement, including failing to reappoint or reelect him to any such position; (b) the named individual’s base salary is reduced for any reason other than in connection with the termination of his employment, unless such reduction is in connection with proportionate reductions in the salaries of all other executive officers of AirNet; (c) without the named individual’s prior written consent, he is assigned to an office of AirNet located outside the Greater Columbus, Ohio Metropolitan area; (d) AirNet fails to obtain an agreement from any successor or assign of AirNet to assume and agree to perform the named individual’s employment agreement; (e) AirNet provides notice that it will not extend the term of the named individual’s employment period; or (f) AirNet otherwise materially breaches its obligations to make payments to the named individual under his employment agreement.
Each employment agreement also provides for the continuation of salary and bonus (reduced by amounts payable under the terms of any disability benefit plan of AirNet), at the rate then in effect, following a disability until the named individual’s employment is terminated as a result of the disability; and for the continuation of fringe benefits (other than under the 1996 Plan and the 2004 Plan) for a period of 24 months (in the case of Mr. Biggerstaff) or 12 months (in the case of Mr. Harris, with group medical insurance continuing for 18 months) following termination of his employment due to the disability.
If a named individual’s employment were terminated by his death, his beneficiary would be entitled to receive any base salary that is accrued but unpaid and any fringe benefits then provided by AirNet in accordance with the provisions of the applicable plan or program.
Immediately upon the occurrence of a “change in control” of AirNet (as defined in each employment agreement), the named individual would become fully vested in all employee benefit programs in which he was then a participant, including all options and other awards under the 1996 Plan or the 2004 Plan, but excluding any tax-qualified retirement or savings plan as to which the named individual’s interest would vest in accordance with the applicable plan’s terms.
Each employment agreement contains confidentiality and noncompetition provisions which prevent the named individual from disclosing confidential information about AirNet and from competing with AirNet during his employment therewith and for an additional two years (in the case of Mr. Biggerstaff) or one year (in the case of Mr. Harris) thereafter. In addition, during the named individual’s employment with AirNet and for an additional two years (in the case of Mr. Biggerstaff) or one year (in the case of Mr. Harris) thereafter, the named individual may not solicit or hire, directly or indirectly, any employee of AirNet.
Employment Agreements with Mr. Qualmann and Mr. Glasscock
On May 3, 2005, AirNet entered into employment agreements with each of Gary W. Qualmann and Larry M. Glasscock, Jr. These employment agreements had been recommended to AirNet’s Board by an independent third-party compensation consultant and the Board’s Compensation Committee. Under their respective employment agreements, Mr. Qualmann is to be employed as Chief Financial Officer of AirNet and Mr. Glasscock is to be employed as Senior Vice President, Express Services. Each employment agreement provides for an initial employment period ending December 31, 2006, which will be automatically renewed for successive one-year periods unless either party gives notice to the other of non-renewal at least 90 days prior to the end of the relevant employment period.

Each of Messrs. Qualmann and Glasscock is entitled to receive an initial annual base salary of $215,000, which may be adjusted upward or downward on an annual basis by the Compensation Committee based on its review of each individual’s performance. Each individual is entitled to participate in any bonus plan which AirNet may establish, at the level determined by the Compensation Committee. Each individual is also entitled to receive all health and life insurance coverages, sick leave and disability programs, tax-qualified retirement plan contributions, paid holidays and vacations, perquisites and other fringe benefits of employment provided by AirNet to its actively employed senior executive officers. Each individual is also entitled to participate in the 1996 Plan and the 2004 Plan, in each case at levels determined by the Compensation Committee.
If a named individual’s employment were terminated by AirNet without “cause” or by the individual for “good reason,” he would be entitled to receive any base salary accrued but unpaid and any fringe benefits then provided by AirNet in accordance with the provisions of the applicable plan or program. Additionally, the named individual’s medical and health care benefits would be continued for a period of 12 months and his base salary continued at the level then in effect for a period of 12 months provided that the level of base salary continued would in any event be at least $215,000. In addition, the named individual would become fully vested in all employee benefit programs (other than with respect to any restricted stock issued under the 2004 Plan and any tax-qualified retirement or savings plan as to which his interest would vest in accordance with the terms of the applicable plan). He would also be entitled to receive a single lump sum payment equal to the pro-rata portion (based on days employed during the fiscal year in which employment terminated) of any non-discretionary bonus payable based on employment throughout the fiscal year; receive a lump sum payment equal to his non-vested interest under any tax-qualified retirement or savings plan maintained by AirNet to the extent forfeited upon termination of employment; and be paid his reasonable, out-of-pocket fees and expenses in connection with outplacement services, in an amount not to exceed $15,000. “Cause” is defined in each employment agreement to include: (i) any willful breach of the material terms of the named individual’s employment agreement; (ii) any willful breach of a material duty of employment assigned pursuant to the terms of the named individual’s employment agreement other than a breach related to an assignment that would be a basis for termination of his employment by such individual for “good reason”; (iii) material refusal to perform the duties assigned to him pursuant to the terms of the named individual’s employment agreement other than a refusal related to an assignment that would be a basis for termination of his employment by such individual for “good reason”; (iv) theft or embezzlement of a material amount of AirNet’s property; (v) fraud; or (vi) indictment for criminal activity other than minor misdemeanor traffic offenses. The following events qualify as “good reason” for a named individual to terminate his employment: (a) in the case of Mr. Qualmann, without his prior written consent, AirNet assigns him to duties which are materially inconsistent with or result in a material diminution of his position, authority, duties or responsibilities as Chief Financial Officer, including failing to reappoint or reelect him to that position; (b) in the case of Mr. Glasscock, without his prior written consent, AirNet assigns him to duties which are materially inconsistent with his professional training and experience or to a position that is not substantially comparable to his position as Senior Vice President, Express Services; (c) the named individual’s base salary is reduced for any reason other than in connection with termination of his employment; (d) in the case of Mr. Qualmann, without his prior written consent, he is assigned to an office of AirNet located outside the Greater Columbus, Ohio Metropolitan area; (e) in the case of Mr. Glasscock, without his prior written consent, he is assigned to an office of AirNet located outside the Dallas-Fort Worth Metropolitan area; (f) AirNet fails to obtain an agreement from any successor or assign of AirNet to assume and agree to perform the named individual’s employment agreement; or (g) AirNet otherwise materially breaches its obligations to made payments to the named individual under his employment agreement. A decision of AirNet not to renew the named individual’s employment agreement would not be considered “good reason” under the employment agreement entitling such individual to terminate his employment and receive the severance benefits discussed above.
If a named individual’s employment were terminated by AirNet for cause or by such individual without good reason, AirNet would pay him any accrued but unpaid base salary and provide any other rights or benefits, if any, to be provided under the applicable terms of AirNet’s compensation plans and programs.
Each employment agreement provides for the continuation of the named individual’s base salary and bonus (reduced by amounts payable under the terms of any disability benefit plan of AirNet), at the rate then in effect, following a disability until such individual’s employment is terminated as a result of the disability. Upon termination of his employment because of disability, the named individual would be entitled to receive any base salary accrued but unpaid and any fringe benefits then provided by AirNet in accordance with the provisions of the applicable plan or program; and his medical and health care benefits would be continued for a period of 12 months. In addition, any disability plan in effect as of his date of termination would be continued.
If a named individual’s employment were terminated by his death, his beneficiary would be entitled to receive any base salary accrued but unpaid and any fringe benefits then provided by AirNet in accordance with the provisions of the applicable plan or program.
Amounts payable upon termination of a named individual’s employment would be deferred to the extent, if any, necessary to avoid the imposition of excise taxes and other penalties pursuant to Section 409A of the Internal Revenue Code but not by more than six months plus one day from the termination date.

Immediately upon the occurrence of a “change in control” of AirNet (as defined in each employment agreement), the named individual would become fully vested in all employee benefit programs in which he was then a participant, including all options and other awards under the 1996 Plan or the 2004 Plan but excluding any tax-qualified retirement or savings plan as to which his interest would vest in accordance with the applicable plan’s terms.
Each employment agreement contains confidentiality and non-competition provisions which prevent the named individual from disclosing confidential information about AirNet and from competing with AirNet during his employment therewith and for an additional period of one year following termination of employment. In addition, during his employment with AirNet and for an additional period of one year thereafter, each individual may not solicit or hire, directly or indirectly, any employee of AirNet.
2005 Incentive Compensation Plan
On February 2, 2005, AirNet’s Board, upon the recommendation of the Compensation Committee, adopted the 2005 Incentive Compensation Plan (the “2005 Incentive Plan”). The Compensation Committee and the Board subsequently approved clarifications and modifications to the 2005 Incentive Plan on March 8, 2005 and March 29, 2005. As discussed further below, on August 9, 2005, the Board, upon the recommendation of the Compensation Committee, adopted amendments and clarifications to the 2005 Incentive Plan to address the possibility that a transaction for the sale of AirNet would be consummated prior to the end of the fiscal year ended December 31, 2005 (the “2005 fiscal year”). On November 20, 2005, the Board, upon the recommendation of the Compensation Committee, ratified a change to the 2005 Incentive Plan to address the impact of the non-cash impairment charge recorded by AirNet in the third quarter of the 2005 fiscal year in determining pre-tax income (as determined under the terms of the 2005 Incentive Plan) for the 2005 fiscal year.
The purpose of the 2005 Incentive Plan was to promote the following goals of AirNet for the 2005 fiscal year by providing incentive compensation to certain employees of AirNet and its subsidiaries:
•	Exceeding budgeted pre-tax income (as determined under the terms of the 2005 Incentive Plan);

•	Reducing fixed costs;

•	Creating and executing contingency plans for changes in AirNet’s Bank business;

•	Refining AirNet’s business plan for its Express and Jetride businesses to more quickly and profitably diversify AirNet;

•	Developing AirNet’s leadership team; and

•	Meeting high priority deadlines related to compliance with the Sarbanes-Oxley Act of 2002 and other key projects.
Participants in the 2005 Incentive Plan included AirNet’s executive officers, Joel E. Biggerstaff, Gary W. Qualmann, Larry M. Glasscock, Jr., Jeffery B. Harris, Wynn D. Peterson, Ray L. Druseikis and Craig A. Leach, and certain department managers and department directors. At the start of the 2005 fiscal year, there were 45 participants in the 2005 Incentive Plan. As of the end of the 2005 fiscal year, there were 43 participants in the 2005 Incentive Plan.
Payments under the 2005 Incentive Plan were based on a combination of AirNet’s pre-tax income (as determined under the terms of the 2005 Incentive Plan) for the 2005 fiscal year, operating performance of AirNet’s various business components and the achievement of personal goals assigned to each participant. The Compensation Committee approved personal goals for executive officers and reviewed the personal goals for other participants. The personal goals approved by the Compensation Committee for each of the executive officers related to specific business objectives related to general business operations (e.g., regulatory compliance, expense reductions, etc.) and each business component (e.g., execution of specific contracts with customers and vendors, cost reductions, service improvements, etc.). No incentive compensation was to be paid to the executive officers under the 2005 Incentive Plan for the achievement of personal goals unless AirNet attained the designated threshold level of pre-tax income (other than certain amounts payable to Wynn D. Peterson, as discussed below).
No incentive compensation was to be paid under the 2005 Incentive Plan unless AirNet achieved a designated threshold level of pre-tax income (as determined under the terms of the 2005 Incentive Plan) for the 2005 fiscal year. If the designated threshold level were achieved, incentive compensation payments would increase at predetermined pre-tax income levels until the maximum compensation payout of $1.9 million was reached at approximately 200% of pre-tax income for the 2004 fiscal year, determined without regard to the 2004 fiscal year impairment charges related to property and equipment and goodwill.

Once the overall amount of incentive compensation was determined based upon AirNet’s pre-tax income (as determined under the terms of the 2005 Incentive Plan), incentive compensation was allocated to Bank, Express, Jetride and corporate based upon pre-established targets. Incentive compensation was then allocated to the participants most closely involved in managing each of those business areas based upon each participant’s base salary. Finally, participants must have achieved their pre-established personal goals to achieve their maximum incentive compensation payment.
The maximum percentage of annual base salary that the following executive officers could have received as incentive compensation under the 2005 Incentive Plan was: (i) for Joel E. Biggerstaff, 100%; (ii) for Gary W. Qualmann, Larry M. Glasscock, Jr. and Jeffery B. Harris, 75%; and (iii) for Ray L. Druseikis and Craig A. Leach, 50%. In connection with his promotion in June 2005 to Senior Vice President, Jetride Services, the incentive compensation which Mr. Peterson could have received under the 2005 Incentive Plan was modified to include two components. He was eligible to receive incentive compensation up to a maximum amount of $75,000 (50% of his $150,000 annual base salary prior to the increase) based on the level of achievement through June 30, 2005 of his personal goals in the position as Vice President, Strategic Planning and Analysis, and achievement by AirNet of a designated level of pre-tax income (as determined under the terms of the 2005 Incentive Plan), for the six months ended June 30, 2005. The amount of $60,000 in incentive compensation was paid to Mr. Peterson in respect of the six-month period ended June 30, 2005, which payment was made in March of 2006. Mr. Peterson was also eligible to receive incentive compensation from zero to a maximum amount of $161,250 (75% of his $215,000 annual base salary after the increase) based on the level of achievement of personal goals related to the performance of Jetride for the period from July 1 through December 31, 2005, and achievement by Jetride, and AirNet, of designated levels of pre-tax income (as determined under the terms of the 2005 Incentive Plan) for the six months ending December 31, 2005. In March of 2006, the amount of $46,438 in incentive compensation was paid to Mr. Peterson in respect of the six-month period ended December 31, 2005.
Except for payments to the executive officers, payments under the 2005 Incentive Plan were paid in quarterly payments commencing with the second quarter of the 2005 fiscal year based upon AirNet’s year-to-date financial performance. Except as described above in respect of Mr. Peterson, payments of incentive compensation to AirNet’s executive officers serving at the time of such payments, were made in March of 2006 based upon AirNet’s performance for the 2005 fiscal year. New employees who qualified for the 2005 Incentive Plan were eligible to participate on the first day of the calendar quarter following their date of hire.
On August 9, 2005, the Board, upon the recommendation of the Compensation Committee, had adopted the following amendments and clarifications to the 2005 Incentive Plan to address the possibility that a transaction for the sale of AirNet would be consummated prior to the end of the 2005 fiscal year. In such event, (i) participants in the 2005 Incentive Plan would have been entitled to receive incentive compensation measured as a percentage of their full year base salary rather than a pro-rated portion; (ii) to the extent that bonuses were based in part on pre-tax income (as determined under the terms of the 2005 Incentive Plan) for the 2005 fiscal year, such pre-tax income would have been measured through the month ending immediately prior to the consummation date of the sale transaction; (iii) to the extent bonuses for any individual were determined in part based upon the performance of a business unit against a pre-determined target, the performance of such business unit would have been based upon the performance through the month ending immediately prior to the consummation date of the sale transaction versus the targeted performance through such month end; and (iv) individuals who were employed by AirNet at the time of the consummation of a sale transaction would have been entitled to a bonus under the 2005 Incentive Plan whether or not they were employed at the time the bonus was to be paid.
On November 20, 2005, the Board, upon the recommendation of the Compensation Committee, ratified a change to the 2005 Incentive Plan to provide that, for purposes of computing the pre-tax income of AirNet for the 2005 fiscal year for purposes of the 2005 Incentive Plan, the $16.1 million non-cash impairment charge recorded by AirNet in the third quarter of the 2005 fiscal year would be disregarded and the pre-tax income for the 2005 fiscal year would be computed as if no impairment charge had been incurred.
During the 2005 fiscal year and the fiscal quarter ending March 31, 2006, AirNet made payments under the terms of the 2005 Incentive Plan in the aggregate amount of approximately $1.6 million. In March of 2006, the executive officers of AirNet were paid the following amounts under the 2005 Incentive Plan: Joel E. Biggerstaff — $250,000; Jeffery B. Harris — $190,250; Gary W. Qualmann - $148,000; Larry M. Glasscock, Jr. — $141,125; Wynn D. Peterson — $106,438 ($60,000 in respect of the six-month period ended June 30, 2005; $46,438 in respect of the six-month period ended December 31, 2005); Craig A. Leach — $72,000; and Ray L. Druseikis — $29,000 (became a participant effective July 1, 2005 following his election as an executive officer of AirNet and employment with AirNet effective June 30, 2005.)
After reviewing AirNet’s pre-tax income (as determined under the terms of the 2005 Incentive Plan), the operating performance of AirNet’s various business components, the level of achievement of the personal goals assigned to each executive officer and, in the case of Mr. Peterson, Jetride’s pre-tax income (as determined under the terms of the 2005 Incentive Plan), at the meeting of the Compensation Committee held on March 8, 2006, the Compensation Committee determined the amount of incentive compensation to be paid to each executive officer (other than Mr. Peterson) in respect of the 2005 fiscal year and the incentive compensation to be paid to Mr. Peterson in respect of the six-month period ended December 31, 2005.

Adoption of 2006 Incentive Compensation Plan
On March 24, 2006, the Board of Directors of AirNet, upon the recommendation of the Compensation Committee, adopted the 2006 Incentive Compensation Plan (the “2006 Incentive Plan”).
The purpose of the 2006 Incentive Plan is to promote the following goals of AirNet for the fiscal year ending on December 31, 2006 (“Fiscal 2006”) by providing incentive compensation to certain employees of AirNet and its subsidiaries:
•	Attaining designated levels of pre-tax income;

•	Improving cash flow and reducing debt;

•	Defining and executing plans to offset expected declines in Bank Services revenues;

•	Reducing the fixed cost structure of AirNet; and

•	Meeting high priority deadlines of AirNet.
Participants in the 2006 Incentive Plan include AirNet’s executive officers — Joel E. Biggerstaff (Chairman of the Board, Chief Executive Officer and President), Gary W. Qualmann (Chief Financial Officer, Treasurer and Secretary), Larry M. Glasscock, Jr. (Senior Vice President, Express Services), Jeffery B. Harris (Senior Vice President, Bank Services), Wynn D. Peterson (Senior Vice President, Jetride Services), Ray L. Druseikis (Controller and Principal Accounting Officer), Craig A. Leach (Vice President, Information Systems) — and certain department managers and department directors. As of the date of this Annual Report on Form 10-K, there were 47 participants in the 2006 Incentive Plan.
Payments under the 2006 Incentive Plan will be based upon a combination of AirNet’s pre-tax income for Fiscal 2006, the operating performance of AirNet’s Delivery Services and Passenger Charter Services business segments, and the achievement of personal goals assigned to each participant. The Compensation Committee approves personal goals for executive officers and reviews the personal goals for other participants. The personal goals approved by the Compensation Committee for each of the executive officers relate to specific business objectives related to general business operations (e.g., regulatory compliance, expense reductions, etc.) and each business segment (e.g., execution of specific contracts with customers and vendors, cost reductions, service improvements, etc.).
No incentive compensation will be paid under the 2006 Incentive Plan unless AirNet achieves a designated threshold level of pre-tax income for Fiscal 2006. Once the designated threshold level is achieved, the available incentive compensation payments will increase based upon predetermined pre-tax income levels until a maximum aggregate amount of $1.9 million in incentive compensation payments is reached. After the overall amount of incentive compensation is determined based upon AirNet’s pre-tax income for Fiscal 2006, incentive compensation will be allocated to individual participants based upon the following four factors: (i) level of pre-tax income attained by AirNet; (ii) level of contribution margin attained by Delivery Services as compared to certain predetermined levels; (iii) levels of contribution margin attained by Passenger Charter Services as compared to certain predetermined levels; and (iv) attainment of personal goals.
A participant’s maximum incentive compensation payment ranges from 20% to 100% of the participant’s base salary, depending upon such participant’s level of responsibility for achieving AirNet’s goals for Fiscal 2006. Twenty percent of each participant’s incentive compensation payments will be based upon the participant’s achievement of pre-established personal goals. The remaining 80% of each participant’s incentive compensation payment will be based upon a combination of the other three factors discussed above, which will be allocated to each participant based upon such participant’s overall responsibility for attaining the designated levels of AirNet’s pre-tax income and contribution margins for the Delivery Services and Passenger Charter Services business segments.
In the event the incentive compensation payments otherwise available for payment under the 2006 Incentive Plan based upon AirNet’s level of pre-tax income is not paid to certain participants as a result of those participants’ failure to attain their personal goals or AirNet’s failure to attain the predetermined levels of budgeted contribution margins in Delivery Services or Passenger Charter Services, such unpaid amounts may be awarded at the discretion of the Compensation Committee to participants in the 2006 Incentive Plan or to other employees of AirNet not participating in the 2006 Incentive Plan.
The maximum percentage of annual base salary that each of AirNet’s executive officers may receive as incentive compensation under the Incentive Plan is as follows: Joel E. Biggerstaff, 100%; Gary W. Qualmann, Larry M. Glasscock, Jr., Jeffrey B. Harris and Wynn D. Peterson, 75%; Ray L. Druseikis and Craig A. Leach, 50%.
Except for payments to the executive officers, payments under the 2006 Incentive Plan will be paid in quarterly payments commencing with the second quarter of Fiscal 2006 based upon AirNet’s year to date financial performance. Payments of incentive compensation to executive officers will be made in the first quarter of the fiscal year ending December 31, 2007 based upon AirNet’s performance and each executive officer’s performance for Fiscal 2006. In order to receive payment, a participant must be actively employed by AirNet at the time the payment is made. New employees who qualify for the 2006 Incentive Plan will be eligible to participate on the first day of the calendar quarter following their date of hire.
The Compensation Committee may amend, modify or terminate the 2006 Incentive Plan at any time.
Stock Purchase Program
All employees of AirNet and its subsidiaries, including the executive officers of AirNet, are given the opportunity to purchase common shares of AirNet through a stock purchase program. The stock purchase program was offered under the 1996 Plan through the offering period which ended June 30, 2004 and has been offered under the 2004 Plan since July 1, 2004. Pursuant to this payroll deduction program, which is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 under the Internal Revenue Code, employees are able to purchase common shares of AirNet during offering periods of such duration (not exceeding 12 months) as the Compensation Committee determines. The price at which common shares may be purchased will be the price determined by the Compensation Committee prior to the start of an offering period and may not be less than the lesser of 85% of the fair market value of the common shares on the first business day of each offering period and 85% of the fair market value of the common shares on the last business day of each offering period. Under the stock purchase program as offered through the date of this Annual Report on Form 10-K, there have been four offering periods of three months each per calendar year and the purchase price has been equal to the lesser of 85% of the fair market value of the common shares on the first business day of each offering period and 85% of the fair market value of the common shares on the last business day of each offering period. While it is contemplated that there will continue to be four offering periods of three months each calendar year under the stock purchase program and that the purchase price will be determined in the same manner as it has been, the Compensation Committee has the discretion to determine otherwise. As of the date of this Annual Report on Form 10-K, 113,807 common shares remained reserved for issuance under the stock purchase program portion of the 2004 plan.
Compensation of Directors
Cash Compensation
Directors of AirNet who are not officers or employees of AirNet (“Non-Employee Directors”) are paid fees for their services as members of the Board and as members of Board committees. The quarterly fee paid during the fiscal year ended December 31, 2005 (the “2005 fiscal year”) and to be paid during the fiscal year ending December 31, 2006 (the “2006 fiscal year”) for serving as a Non-Employee Director has been and remains $6,000. The fee for attending each meeting of the full Board in person was $2,000 during the 2005 fiscal year and continues to be the same amount during the 2006 fiscal year. The fee for attending telephonic meetings of the full Board was $1,000 for each meeting attended during the 2005 fiscal year and remains that amount during the 2006 fiscal year.
The fee for Audit Committee members has been and remains $2,000 per meeting attended in person during each of the 2005 fiscal year and the 2006 fiscal year, with the Chair of the Audit Committee receiving an additional $1,000 per meeting attended in person. The fee for Compensation Committee members and Nominating and Corporate Governance Committee members has been and remains $1,000 per meeting attended in person during each of the 2005 fiscal year and the 2006 fiscal year, with the Chair of each of those Committees receiving an additional $2,000 for each meeting of the Committee attended in person. The fees for attending telephonic meetings of each Committee held during each of the 2005 fiscal year and the 2006 fiscal year have been and remain one-half (50%) of the amount of the fees for attending a meeting of the particular Committee in person.
On April 29, 2005, AirNet’s Board established a Special Committee, consisting solely of independent directors, to oversee the process of reviewing, developing and evaluating strategic alternatives to enhance shareholder value. During the 2005 fiscal year, Gerald Hellerman, David P. Lauer, Bruce D. Parker and James E. Riddle served on the Special Committee. Each of Messrs. Lauer, Parker and Riddle was appointed to the Special Committee upon its establishment. Mr. Hellerman was appointed to the Special Committee on August 9, 2005. The Special Committee was dissolved on December 16, 2005. The fees for Special Committee members during the 2005 fiscal year were $1,000 per meeting attended in person and $500 for each telephonic meeting attended.
On December 16, 2005, AirNet’s Board established a Strategy Committee to work with management on the ongoing business strategy and alternatives for AirNet to enhance shareholder value. The Strategy Committee is comprised of Bruce D. Parker and James M. Chadwick. The fees for Strategy Committee members for each of the 2005 fiscal year and the 2006 fiscal year have been and remain $1,000 per meeting attended in person and $500 for each telephonic meeting attended.
As the lead director of AirNet, James E. Riddle received an additional quarterly fee of $6,000 for service in that capacity during each of the 2005 fiscal year and the 2006 fiscal year and continues to receive that amount.
The Non-Employee Directors meet without management present in connection with each of the regularly scheduled meetings of the full Board and receive no meeting fees for attending such meetings. To the extent the Non-Employee Directors determine to meet by telephone or in person other than in connection with a regularly scheduled Board meeting, they receive $2,000 per meeting attended in person and $1,000 per telephonic meeting.
As an officer and employee of AirNet, Joel E. Biggerstaff receives no fees for serving as a director of AirNet.
The directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors, including travel expenses.

Director Deferred Compensation
Effective May 27, 1998, AirNet established the AirNet Systems, Inc. Director Deferred Compensation Plan (the “Director Deferred Plan”). The Director Deferred Plan as in effect on March 31, 2006 has previously been filed as Exhibit 10.7 to AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Voluntary participation in the Director Deferred Plan enables a Non-Employee Director of AirNet to defer all or a part of his director’s fees, including federal income tax thereon. Such deferred fees may be credited to (i) a cash account where the funds will earn interest at the rate prescribed in the Director Deferred Plan, or (ii) a stock account where the funds will be converted into a common share equivalent (determined by dividing the amount to be allocated to the Non-Employee Director’s stock account by the fair market value of AirNet’s common shares when the credit to the stock account is made). In his deferral election, a Non-Employee Director will elect whether distribution of the amount in his account(s) under the Director Deferred Plan is to be made in a single lump sum payment or in equal annual installments, payable over a period of not more than ten years. Distributions will commence within 30 days of the earlier of (a) the date specified by a Non-Employee Director at the time a deferral election is made or (b) the date the Non-Employee Director ceases to so serve. Cash accounts will be distributed in the form of cash and stock accounts will be distributed in the form of common shares or cash, as selected by AirNet. As of March 31, 2006, none of the Non-Employee Directors was participating in the Director Deferred Plan.
Options Granted under Amended and Restated 1996 Incentive Stock Plan
Non-Employee Directors were automatically granted options to purchase AirNet common shares in accordance with the terms of the AirNet Systems, Inc. Amended and Restated 1996 Incentive Stock Plan (the “1996 Plan”). The 1996 Plan as in effect on March 31, 2006 has previously been filed as Exhibit 10.1 to AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. On March 7, 1997, each individual then serving as a Non-Employee Director was automatically granted an immediately exercisable option to purchase 2,000 AirNet common shares with an exercise price equal to the fair market value of the common shares on the grant date. On August 19, 1998, each individual then serving as a Non-Employee Director was automatically granted an option to purchase 20,000 AirNet common shares with an exercise price equal to the fair market value of the common shares on the grant date. Each option granted on August 19, 1998 vested and became exercisable with respect to 20% of the common shares covered thereby on each of the grant date and the first, second, third and fourth anniversaries of the grant date.
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
Each option granted to a Non-Employee Director under the 1996 Plan since August 18, 1999, which has not expired, been cancelled or been exercised prior to the effective date of the event, will become immediately exercisable in full (i) if the Non-Employee Director retires from service as an AirNet director, becomes totally disabled or dies, (ii) if AirNet merges with another entity and AirNet is not the survivor in the merger, or (iii) if all or substantially all of AirNet’s assets or stock is acquired by another entity.
Each option granted to a Non-Employee Director under the 1996 Plan has a ten-year term. If a Non-Employee Director ceases to be a member of the Board, his vested options may be exercised for a period of three months (12 months in the case of a Non-Employee Director who becomes disabled or dies) after the date his service ends, subject in each case to the stated term of each option. However, a Non-Employee Director who ceases to be a director after having been convicted of, or pled guilty or nolo contendere to, a felony immediately forfeits all of his options.
Following the approval of the AirNet Systems, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) by the shareholders of AirNet at the 2004 Annual Meeting of Shareholders, no further options have been or will be granted to the Non-Employee Directors under the 1996 Plan.
Options Granted under 2004 Stock Incentive Plan
The 2004 Plan as in effect on March 31, 2006 has been filed as Exhibit 10.1 to AirNet’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004. Under the 2004 Plan, each individual newly-elected or appointed as a Non-Employee Director after June 4, 2004 has been and is to be granted an option to purchase 20,000 AirNet common shares effective on the date of his election or appointment to the Board. In accordance with the terms of the 2004 Plan, on July 20, 2005, each of James M. Chadwick and Gerald Hellerman was automatically granted an option to purchase 20,000 common shares with an exercise price of $4.26, the fair market value of the underlying common shares on the grant date.

In addition, on the first business day of each fiscal year of AirNet, each individual who is then serving as a Non-Employee Director and has served for at least one full one-year term as a Non-Employee Director, is to be automatically granted an option to purchase 4,000 AirNet common shares. However, each of the individuals serving as a Non-Employee Director on January 3, 2005 (the first business day of the 2005 fiscal year) and each of the individuals serving as a Non-Employee Director on January 2, 2006 (the first business day of the 2006 fiscal year) who had served for at least one full one-year term on that date, thereby being eligible for the grant — Russell M. Gertmenian, David P. Lauer, Bruce D. Parker and James E. Riddle — determined not to accept the option to purchase 4,000 AirNet common shares which would have been automatically granted to him on each such date.
Each option automatically granted under the 2004 Plan is to vest and become exercisable as to 20% of the common shares covered thereby on each of the grant date and the first, second, third and fourth anniversaries of the grant date. Each option automatically granted under the 2004 Plan is to have an exercise price per share equal to the fair market value of the underlying common shares on the grant date. Each such option, which has not expired, been cancelled or been exercised prior to the effective date of the event, will become fully exercisable (i) if the Non-Employee Director retires from service as an AirNet director after having served at least one full one-year term, becomes totally disabled or dies or (ii) if AirNet undergoes a merger or consolidation or reclassification of the common shares or the exchange of the common shares for the securities of another entity (other than a subsidiary of AirNet) that has acquired AirNet’s assets or which is in control of an entity that has acquired AirNet’s assets.
Once vested and exercisable, each option automatically granted to a Non-Employee Director under the 2004 Plan will remain exercisable until the earlier to occur of (i) ten years after the grant date or (ii) three months after the Non-Employee Director ceases to be a member of the Board (24 months in the case of a Non-Employee Director who becomes disabled, dies or retires after having served at least one full one-year term), subject in to the stated term of each option. However, if a Non-Employee Director’s service as a director is terminated for cause, he will immediately forfeit his options.
At any time, the Board of Directors may, in its discretion and without the consent of the affected director, cancel an outstanding option granted to a Non-Employee Director under the 2004 Plan, whether or not then exercisable, by giving written notice to the director of AirNet’s intent to buy out the option. In the event of such a buyout, AirNet will pay the excess, if any, of the fair market value of the common shares underlying the exercisable portion of the option to be cancelled over the exercise price associated therewith. No payment will be made for the portion of an option with is not exercisable when cancelled. At the option of the Board, payment of the buyout amount may be made in cash, common shares or a combination thereof.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
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
The following table shows, as of December 31, 2005: (a) the number of common shares issuable upon exercise of outstanding options granted under the 1996 Plan and the 2004 Plan, and outstanding rights to purchase granted pursuant to the stock purchase program portion of the 2004 Plan; (b) the weighted average exercise price of outstanding options granted under 2004 Plan; and (c) the number of common shares remaining available for future issuance under the 2004 Plan, excluding common shares issuable upon exercise of outstanding options and rights to purchase. The following table also shows comparable information, as of December 31, 2005, for the Director Deferred Plan.

			Number of common shares
	Number of common		remaining available for
	shares to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding common shares
	warrants and rights	warrants and rights	reflected in column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	890,555 (1)	$7.71	919,432 (3)

Equity compensation plans not approved by shareholders	— (4)	n/a (5)	— (6)

Total	890,555	$7.71	919,432

(1)	Includes 846,180 common shares issuable upon the exercise of options granted under the 1996 Plan, 40,000 common shares issuable upon the exercise of options granted under the 2004 Plan, and 4,375 common shares subject to outstanding rights to purchase granted pursuant to the stock purchase program portion of the 2004 Plan.

(2)	Represents the weighted-average exercise price of outstanding options granted under the 1996 Plan and 2004 Plan. Rights to purchase common shares under the stock purchase program portion of the 2004 Plan are priced based on the lesser of 85% of the fair market value of AirNet’s common shares on the first business day of the offering period or 85% of the fair market value of AirNet’s common shares on the last business day of the offering period. All of the 4,375 rights to purchase common shares outstanding as of December 31, 2005 under the stock purchase program portion of the 2004 Plan were exercised on January 19, 2006 at a price of $2.90 per share.

(3)	No further grants may be made under the 1996 Plan. Of the 919,432 common shares remaining available for issuance under the 2004 Plan as of December 31, 2005, 109,432 common shares are reserved for issuance under the stock purchase program portion of the 2004 Plan.

(4)	Reflects the common share equivalents attributable to Non-Employee Directors’ stock accounts under the Director Deferred Plan. As of December 31, 2005, none of the Non-Employee Directors were participating in the Director Deferred Plan.

(5)	Please see the description of the Director Deferred Plan included in “Item 11-Executive Compensation” of this Annual Report on Form 10-K under the caption “Compensation of Directors”, which description is incorporated herein by this reference.

(6)	The number of common share equivalents attributable to participants’ accounts under the Director Deferred Plan will depend upon the number of Non-Employee Directors electing to defer their fees, the amount deferred by each Non-Employee Director and whether the deferred fees are allocated to a stock account or a cash account under the Director Deferred Plan. The Director Deferred Plan does not specify a limit as to the number of common shares which may be issued thereunder.
Security Ownership of Certain Beneficial Owners and Management
The following table furnishes information regarding the number and percentage of outstanding common shares of AirNet beneficially owned by (i) each current director of AirNet; (ii) each individual named in the Summary Compensation Table included in Item 11-Executive Compensation of this Annual Report on Form 10-K; (iii) all current directors and executive officers of AirNet as a group; and (iv) each person known by AirNet to own beneficially more than five percent of the outstanding common shares of AirNet, in each case as of March 21, 2006 (except as otherwise noted). Unless otherwise noted in the following table, the address of each of the current executive officers and directors of AirNet is c/o AirNet Systems, Inc., 7250 Star Check Drive, Columbus, Ohio 43217.

	Amount and Nature of Beneficial Ownership (1)
			Common Shares
			Which Can Be
			Acquired Upon
			Exercise of Options Which
			Are Currently Exercisable
			or
	Common Shares		Which Will First Become			Percent of
Name of Beneficial Owner	Presently Held		Exercisable Within 60 Days	Total		Class (2)
Joel E. Biggerstaff (3)	20,000	(4)	196,970	216,970		2.1%

James M. Chadwick (5) 7383 Sean Taylor Lane San Diego, CA 92130	522,600	(5)	4,000	526,600	(5)	5.2%
Russell M. Gertmenian	5,000	(6)	43,600	48,600		(7)
Gerald Hellerman	0		4,000	4,000		(7)
David P. Lauer	2,000		37,600	39,600		(7)
Bruce D. Parker	0		18,400	18,400		(7)
James E. Riddle	5,000		33,600	38,600		(7)
Larry M. Glasscock, Jr. (3)	14,996		28,000	42,996		(7)
Jeffery B. Harris (3)	2,948		69,130	72,078		(7)
Wynn D. Peterson (3)	6,577		29,930	36,507		(7)
Gary W. Qualmann (3)	7,000		24,000	31,000		(7)

All current directors and executive officers as a group (13 individuals) (8)	589,233		524,330	1,113,563		10.6%

Heartland Advisors, Inc. (9) William J. Nasgovitz 789 North Water Street Milwaukee, WI 53202	1,400,400	(9)	0	1,400,400	(9)	13.8%

Phillip Goldstein (10) 60 Heritage Drive Pleasantville, NY 10570	1,327,300	(10)	0	1,327,300	(10)	13.1%

Dimensional Fund Advisors Inc. (11) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	897,500	(11)	0	897,500	(11)	8.8%

QVT Financial LP (12) QVT Financial GP LLC QVT Fund LP QVT Associates GP LLC 527 Madison Avenue, 8th Floor New York, NY 10022	691,200	(12)	0	691,200	(12)	6.8%

FMR Corp. (13) Edward C. Johnson 3d 82 Devonshire Street Boston, MA 02109	593,400	(13)	0	593,400	(13)	5.8%

Hummingbird Management, LLC (14) Paul D. Sonkin Hummingbird Capital, LLC Hummingbird Value Fund, L.P. Hummingbird Microcap Value Fund, L.P. 460 Park Avenue, 12th Floor New York, NY 10022	517,900	(14)	0	517,900	(14)	5.1%

(1)	Unless otherwise indicated, the beneficial owner has sole voting and dispositive power as to all of the common shares reflected in the table.

(2)	Except as otherwise noted, the percent of class is based upon the sum of (i) 10,153,599 common shares outstanding on March 21, 2006, and (ii) the number of common shares as to which the named person has the right to acquire beneficial ownership upon the exercise of options which are currently exercisable or which will first become exercisable within 60 days of March 21, 2006.

(3)	Individual named in the Summary Compensation Table included in “Item 11-Executive Compensation” of this Annual Report on Form 10-K.

(4)	Of these 20,000 common shares, 5,000 common shares are held by Mr. Biggerstaff’s minor children in accounts established under the Uniform Gifts to Minors Act.

(5)	Of these 522,600 common shares, 487,800 common shares (or 4.8% of the outstanding common shares) are owned of record by Opportunity Partners, L.P. and 34,800 common shares (or 0.3% of the outstanding common shares) are owned of record by Nadel and Gussman Combined Funds LLC. Mr. Chadwick has sole voting and dispositive power as to the 487,800 common shares owned by Opportunity Partners, L.P. and sole voting and dispositive power as to the 34,800 common shares owned by Nadel and Gussman Combined Funds LLC.

(6)	Of these 5,000 common shares, 2,100 common shares are held of record by Mr. Gertmenian’s wife who has sole voting and dispositive power as to the 2,100 common shares.

(7)	Represents ownership of less than 1% of the outstanding common shares.

(8)	Includes the seven directors identified in the table; Messrs. Glasscock, Harris, Peterson and Qualmann; Ray L. Druseikis, Vice President of Finance, Controller and Principal Accounting Officer; and Craig A. Leach, Vice President, Information Systems.

(9)	Based on information contained in a Schedule 13G amendment filed with the Securities and Exchange Commission (the “SEC”) on February 3, 2006, Heartland Advisors, Inc., a registered investment adviser (“HAI”), and William J. Nasgovitz, President and principal shareholder of HAI, may be deemed to have beneficially owned 1,400,400 common shares (13.8% of the outstanding common shares) as of December 31, 2005, with shared voting power as to 1,310,400 common shares and shared dispositive power as to 1,400,400 common shares. The Heartland Value Fund, a series of the Heartland Group, Inc., a registered investment company, owned 1,000,000 of the common shares reported (or 9.8% of the outstanding common shares). The remaining common shares reported were owned by various other accounts managed by HAI on a discretionary basis. HAI may be deemed to have beneficially owned the common shares by virtue of its investment discretion and voting authority granted by certain clients, which may be revoked at any time. Mr. Nasgovitz may be deemed to have beneficially owned the common shares as a result of his ownership interest in HAI. HAI and Mr. Nasgovitz specifically disclaimed beneficial ownership of the common shares reported and did not admit that they constitute a group.

(10)	Based on information contained in a Schedule 13D (the latest amendment to which was filed with the SEC on July 7, 2005), Phillip Goldstein may be deemed to have beneficially owned 1,327,300 common shares (or 13.1% of the outstanding common shares) as of July 7, 2005, with sole voting power as to 336,900 common shares, shared voting power as to 25,000 common shares and sole dispositive power as to 839,500 common shares. Of the 1,327,300 common shares reported by Mr. Goldstein, 487,800 common shares are owned of record by Opportunity Partners, L. P. and, as disclosed in note (5) above, James M. Chadwick has sole voting and dispositive power as to those 487,800 common shares. Mr. Goldstein, a self-employed investment advisor, filed a joint Schedule 13D amendment with Andrew Dakos, Nadel and Gussman Combined Funds LLC, and James M. Chadwick as members of a group. Andrew Dakos, whose business address is 43 Waterford Drive, Montville, NJ 07045, may be deemed to have beneficially owned 191,900 common shares (or 1.9% of the outstanding common shares) as of July 7, 2005, with sole voting and dispositive power as to those 191,900 common shares. Nadel and Gussman Combined Funds LLC, whose business address is 15 East 5th Street, 32nd Floor, Tulsa, OK 74103, owned of record 34,800 common shares (or 0.3% of the outstanding common shares) as of July 7, 2005, and, as discussed in note (5) to this table, James M. Chadwick has sole voting and dispositive power as to those 34,800 common shares. Please see note (5) to this table for further information concerning the beneficial ownership of common shares by James M. Chadwick.

(11)	Based on information contained in a Schedule 13G amendment filed with the SEC on February 6, 2006, Dimensional Fund Advisors Inc., a registered investment adviser (“Dimensional”), may be deemed to have beneficially owned 897,500 common shares as of December 31, 2005, all of which were held in portfolios of four registered investment companies to which Dimensional furnishes investment advice and of other commingled group trusts and separate accounts for which Dimensional serves as investment manager. The common shares reported were owned by these investment companies, trusts and accounts. In its role as investment adviser or investment manager, Dimensional was reported to possess both sole voting power and sole dispositive power as to the common shares held in the portfolios of these investment companies, trusts and accounts. Dimensional disclaimed beneficial ownership of the reported common shares.

(12)	Based on information contained in a Schedule 13G amendment filed with the SEC on February 17, 2006, each of QVT Financial LP and QVT Financial GP LLC, both of whose business address is 527 Madison Avenue, 8th Floor, New York, NY 10022, may be deemed to have beneficially owned 691,200 common shares (or 6.8% of the outstanding common shares) as of February 16, 2006 and each of QVT Fund LP, whose business address is Walkers SPV, Walkers House, P.O. Box 908GT, Mary Street, George Town, Grand Cayman, Cayman Islands, and QVT Associates GP LLC, whose business address is 527 Madison Avenue, 8th Floor, New York, NY 10022, may be deemed to have beneficially owned 564,590 common shares (or 5.6% of the outstanding common shares) as of that date. QVT Financial LP is the investment manager for QVT Fund LP (the “Fund”). QVT Financial LP is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which held 126,610 common shares. QVT Financial LP was reported to have the power to direct the vote and disposition of the common shares held by each of the Fund and the Separate Account and, accordingly, may be deemed to be the beneficial owner of an aggregate amount of 691,200 common shares. QVT Financial GP LLC, as General Partner of QVT Financial LP, may be deemed to beneficially own the same number of common shares as QVT Financial LP. QVT Associates GP LLC, as General Partner of the Fund, may be deemed to beneficially own the 564,590 common shares reported by the Fund. Each of QVT Financial LP and QVT Financial GP LLC disclaims beneficial ownership of the 564,590 common shares owned by the Fund and the 126,610 common shares held in the Separate Account.

(13)	In a Schedule 13G amendment filed with the SEC on February 14, 2006 (the “2006 FMR Schedule 13G Amendment”), each of FMR Corp. and Edward C. Johnson 3d was reported to have beneficially owned 593,400 common shares (or 5.8% of the outstanding common shares) as of December 31, 2005, with sole dispositive power as to those common shares. Fidelity Management & Research Company, 82 Devonshire Street, Boston, MA 02109 (“Fidelity”), a wholly-owned subsidiary of FMR Corp. and a registered investment adviser, was reported to be the beneficial owner of 593,400 common shares (or 5.8% of the outstanding common shares) as a result of acting as investment adviser to various registered investment companies. The ownership of one investment company, Fidelity Low Priced Stock Fund (the “Fund”), 82 Devonshire Street, Boston, MA 02109, was reported to have amounted to 593,400 common shares (or 5.8% of the outstanding common shares). Each of Edward C. Johnson 3d, Chairman of FMR Corp., FMR Corp., through its control of Fidelity, and the Fund was reported to have sole power to dispose of the 593,400 common shares owned by the Fund. The 2006 FMR Schedule 13G Amendment reported that Fidelity carries out the voting of the common shares under written guidelines established by the Fund’s Board of Trustees, and neither FMR Corp. nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the common shares owned by the Fund. The 2006 FMR Schedule 13G Amendment reported that members of the Edward C. Johnson 3d family were the predominant owners, directly or through trusts, of Series B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. The 2006 FMR Schedule 13G Amendment reported that the Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares and that, accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp.

(14)	Based on information contained in a Schedule 13D filed with the SEC on May 31, 2005, each of Hummingbird Management, LLC (“Hummingbird”), Paul D. Sonkin and Hummingbird Capital, LLC (“HC”) may be deemed to have beneficially owned 517,900 common shares (or 5.1% of the outstanding common shares) as of May 31, 2005; Hummingbird Value Fund, L.P. (“HVF”) may be deemed to have beneficially owned 261,300 common shares (or 2.6% of the outstanding common shares) as of that date; and Hummingbird Microcap Value Fund, L.P. (the “Microcap Fund”) may be deemed to have beneficially owned 256,600 common shares (or 2.5% of the outstanding common shares) as of that date. Hummingbird acts as investment manager to HVF and the Microcap Fund and was reported to have the sole investment discretion and voting authority with respect to the common shares owned of record by each of HVF and the Microcap Fund. The managing member and control person of Hummingbird is Paul D. Sonkin. Mr. Sonkin is also the managing member of HC, the general partner of each of HVF and the Microcap Fund. Each of Hummingbird, Paul D. Sonkin, HVF, the Microcap Fund and HC has a business address of 460 Park Avenue, 12th Floor, New York, NY 10022. Each of Hummingbird, Mr. Sonkin and HC disclaimed beneficial ownership of the common shares reported in the Schedule 13D.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Russell M. Gertmenian, a director of AirNet, is a partner with Vorys, Sater, Seymour and Pease LLP and currently serves as Chair of that firm’s Executive Committee and as Vice-Chair of that firm’s Management Committee. Vorys, Sater, Seymour and Pease LLP rendered legal services to AirNet during the 2005 fiscal year and continues to do so.
Ray L. Druseikis, Vice President of Finance, Controller and Principal Accounting Officer of AirNet, served as an independent consultant to AirNet from July 30, 2004 until his election as an officer of AirNet effective June 30, 2005, providing assistance in the process of documenting and testing AirNet’s internal control over financial reporting for purposes of satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In his capacity as an independent consultant, Mr. Druseikis was paid an aggregate amount of $39,848 for services rendered during the 2004 fiscal year and an aggregate amount of $64,896 (including $794 of expense reimbursements) for services rendered during the period from January 1, 2005 through June 29, 2005.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
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
Fees of Independent Registered Public Accounting Firm
          The independent registered public accounting firm of Ernst & Young LLP (“E&Y”) was employed by AirNet during each of the 2005 and 2004 fiscal years. The aggregate fees billed to AirNet and its subsidiaries by E&Y for professional services rendered in each of the 2005 fiscal year and the 2004 fiscal year were as follows:

	2005	2004
	Fiscal Year	Fiscal Year
Audit Fees	$280,301	$236,985
Audit-Related Fees	$17,000	$17,400
Tax Fees	$12,146	$12,925
All Other Fees	$0	$0

Total	$309,447	$267,310

In the above table, in accordance with the applicable SEC rules, “audit fees” include fees for professional services rendered by E&Y in connection with the audit of AirNet’s annual consolidated financial statements and reviews of the consolidated financial statements included in AirNet’s Quarterly Reports on Form 10-Q. In addition, the “audit fees” for the 2004 fiscal year include fees for services rendered by E&Y in connection with filings made by AirNet with the SEC. “Audit-related fees” include fees for services rendered in connection with the audit of AirNet’s Retirement Savings Plan and internal control reviews. “Tax fees” include fees for tax planning, research and compliance services.
All of the services rendered by E&Y to AirNet and its subsidiaries during each of the 2005 fiscal year and the 2004 fiscal year had been pre-approved by the Audit Committee.
PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this Annual Report on Form 10-K:
1.	The following consolidated financial statements are included in “Item 8 — Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
2. Schedule II — Valuation and Qualifying Accounts is included below:

COL A	COL B	COL C		COL D	COL E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Start of	Costs and	Other	Deductions	End of
Description	Period	Expenses	Accounts	(1)	Period
Year end December 31, 2005:
Deducted from asset accounts;
Allowance for doubtful accounts	$874,444	$88,361	$100,000	$338,076	$724,729

Year end December 31, 2004:
Deducted from asset accounts;
Allowance for doubtful accounts	$515,046	$522,570	$0	$163,172	$874,444

Year end December 31, 2003:
Deducted from asset accounts;
Allowance for doubtful accounts	$864,888	$328,459	$0	$678,301	$515,046

(1)	Uncollectible accounts written off, net of recoveries
Schedules not listed above have been omitted because they are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

3. Exhibits
     The following exhibits are included or incorporated by reference in this Annual Report on Form 10-K:

Exhibit
No.	Description	Location
2.1	Asset Purchase Agreement, dated July 11, 2003, by and among AirNet Systems, Inc., AirNet Management, Inc., Mercury Business Services, Inc., Andrew R. Cooke, Peter G. Salisbury and Christopher F. Valente. [Pursuant to Item 601(b)(2) of SEC Regulation S-K, certain schedules and exhibits to this Asset Purchase Agreement have not been filed with this exhibit. The schedules contain various items relating to the assets being sold and the representations and warranties of the parties to the Asset Purchase Agreement. AirNet Systems, Inc. has agreed to furnish supplementally any omitted schedule or exhibit to the SEC upon request.]	Incorporated herein by reference from Exhibit 2.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated and filed on July 15, 2003 (File No. 1-13025)

3.1	Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on April 29, 1996	Incorporated herein by reference from Exhibit 2.1 to AirNet Systems, Inc.’s Registration Statement on Form 8-A (File No. 0-28428) filed on May 3, 1996 (the “1996 Form 8-A”)

3.2	Certificate of Amendment to the Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on May 28, 1996	Incorporated herein by reference from Exhibit 4(b) to AirNet Systems, Inc.’s Registration Statement on Form S-8 (Registration No. 333-08189) filed on July 16, 1996 (the “1996 Form S-8”)

3.3	Amended Articles of AirNet Systems, Inc. (reflecting all amendments) [for SEC reporting compliance purposes only — not filed with the Ohio Secretary of State]	Incorporated herein by reference from Exhibit 4(c) to AirNet Systems, Inc.’s 1996 Form S-8

3.4	Code of Regulations of AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 2.2 to AirNet Systems, Inc.’s 1996 Form 8-A

3.5	Certificate regarding adoption of amendment to Section 1.10 of the Code of Regulations of AirNet Systems, Inc. by the shareholders on May 12, 2000	Incorporated herein by reference from Exhibit 3.1 to AirNet Systems, Inc.’s Form 10-Q for the quarterly period ended June 30, 2000 (File No. 1-13025) (the “June 30, 2000 Form 10-Q”)

3.6	Code of Regulations of AirNet Systems, Inc. (reflecting all amendments) [for SEC reporting compliance purposes only]	Incorporated herein by reference from Exhibit 3.2 to AirNet Systems, Inc.’s June 30, 2000 Form 10-Q

4.1	Amended and Restated Credit Agreement, dated as of May 28, 2004, among AirNet Systems, Inc., the lenders from time to time party thereto and The Huntington National Bank, as LC Issuer, as Swingline Lender and as Administrative Agent	Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated June 21, 2004 and filed on June 22, 2004 (File No. 1-13025) (the “June 2004 Form 8-K”)

Exhibit
No.	Description	Location
4.2	Continuing Security Agreement, dated as of May 28, 2004, between AirNet Systems, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.2 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.3	Continuing Security Agreement, dated as of May 28, 2004, between Float Control, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.3 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.4	Continuing Security Agreement, dated as of May 28, 2004, between AirNet Management, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.4 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.5	Continuing Security Agreement, dated as of May 28, 2004, between Jetride, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.5 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.6	Continuing Security Agreement, dated as of May 28, 2004, between timexpress.com, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.6 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.7	Continuing Security Agreement, dated as of May 28, 2004, between Fast Forward Solutions, LLC and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.7 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.8	Stock Pledge Agreement, dated as of May 28, 2004, by AirNet Systems, Inc. in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.8 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.9	Security Agreement Pledge and Assignment of Membership Interest, dated as of May 28, 2004, between AirNet Systems, Inc. and The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.9 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.10	Mortgage, Security Agreement and Assignment, dated as of May 28, 2004, between AirNet Systems, Inc. and The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.10 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.11	Replacement Subsidiary Guaranty, dated as of May 28, 2004, by AirNet Management, Inc., Float Control, Inc. and Jetride, Inc. in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.11 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.12	Subsidiary Guaranty, dated as of May 28, 2004, by timexpress.com, inc. in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.12 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.13	Subsidiary Guaranty, dated as of May 28, 2004, by Fast Forward Solutions, LLC in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.13 to AirNet Systems, Inc.’s June 2004 Form 8-K

Exhibit
No.	Description	Location
4.14	Waiver Letter, dated as of November 12, 2004, by and among AirNet Systems, Inc., JetRide, Inc., Float Control, Inc., AirNet Management, Inc. Fast Forward Solutions, LLC, timexpress.com, inc., The Huntington National Bank, as agent for and on behalf of the lenders from time to time party thereto, Bank One, N.A., Fifth Third Bank and The Huntington National Bank as a lender and the LC Issuer	Incorporated herein by reference from Exhibit 4.24 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 1-13025) (the “September 30, 2004 Form 10-Q”)

4.15	Change in Terms Agreement, dated as of November 12, 2004, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the Lenders from time to time party to the Amended and Restated Credit Agreement dated May 28, 2004	Incorporated herein by reference from Exhibit 4.25 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.16	Second Change in Terms Agreement, effective as of March 24, 2005, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004	Incorporated herein by reference from Exhibit 4.39 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-13025) (the “2004 Form 10-K”)

4.17	Assignment Agreement, dated as of March 24, 2005, between Fifth Third Bank, as Assignor, and The Huntington National Bank, as Assignee, in respect of rights and obligations under the Amended and Restated Credit Agreement dated May 28, 2004, as amended	Incorporated herein by reference from Exhibit 4.40 to AirNet Systems, Inc.’s 2004 Form 10-K

4.18	Assignment Agreement, dated as of March 24, 2005, between Fifth Third Bank, as Assignor, and JPMorgan Chase Bank, N.A., as Assignee, successor by merger to Bank One, N.A., in respect of rights and obligations under the Amended and Restated Credit Agreement dated May 28, 2004, as amended	Incorporated herein by reference from Exhibit 4.41 to AirNet Systems, Inc.’s 2004 Form 10-K

4.19	Replacement Revolving Loan Note, issued on March 24, 2005, by AirNet Systems, Inc. in favor of The Huntington National Bank in the amount of $18,750,000	Incorporated herein by reference from Exhibit 4.42 to AirNet Systems, Inc.’s 2004 Form 10-K

4.20	Replacement Revolving Loan Note, issued on March 24, 2005, by AirNet Systems, Inc. in favor of Bank One, N.A. in the amount of $11,250,000	Incorporated herein by reference from Exhibit 4.43 to AirNet Systems, Inc.’s 2004 Form 10-K

4.21	Third Change in Terms Agreement, effective as of November 21, 2005, by and between Airnet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004	Filed herewith

Exhibit
No.	Description	Location
4.22	Fourth Change in Terms Agreement, effective as of March 28, 2006, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004, as amended	Filed herewith

4.23	Loan and Security Agreement (aircraft) [Loan Number: 1000119495], dated as of June 15, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.24	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119495], issued on June 15, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $7,500,000	Incorporated herein by reference from Exhibit 4.2 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.25	Corporate Guaranty [Loan Number: 1000119495], dated as of June 15, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.3 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.26	Loan and Security Agreement (aircraft) [Loan Number: 1000119641], dated as of June 30, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.4 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.27	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119641], issued on June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000	Incorporated herein by reference from Exhibit 4.5 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.28	Corporate Guaranty [Loan Number: 1000119641], dated as of June 30, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.6 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.29	Acknowledgment of Borrower [Loan Number: 1000119641], dated as of June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”	Incorporated herein by reference from Exhibit 4.7 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.30	Loan and Security Agreement (aircraft) [Loan Number: 1000119649], dated as of June 29, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.8 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.31	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119649], issued on June 29, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000	Incorporated herein by reference from Exhibit 4.9 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.32	Corporate Guaranty [Loan Number: 1000119649], dated as of June 29, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.10 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

Exhibit
No.	Description	Location
4.33	Acknowledgment of Borrower [Loan Number: 1000119649], dated as of June 29, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to PNC Leasing, LLC of “Loan Documents”	Incorporated herein by reference from Exhibit 4.11 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.34	Loan and Security Agreement (aircraft) [Loan Number: 1000119650], dated as of June 30, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.12 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.35	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119650], issued on June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000	Incorporated herein by reference from Exhibit 4.13 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.36	Corporate Guaranty [Loan Number: 1000119650], dated as of June 30, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.14 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.37	Acknowledgment of Borrower [Loan Number: 1000119650], dated as of June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”	Incorporated herein by reference from Exhibit 4.15 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.38	Loan and Security Agreement (aircraft) [Loan Number: 1000119771], dated as of July 12, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.16 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.39	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119771], issued on July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000	Incorporated herein by reference from Exhibit 4.17 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.40	Corporate Guaranty [Loan Number: 1000119771], dated as of July 12, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.18 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.41	Acknowledgment of Borrower [Loan Number: 1000119771], dated as of July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”	Incorporated herein by reference from Exhibit 4.19 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.42	Loan and Security Agreement (aircraft) [Loan Number: 1000119774], dated as of July 12, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.20 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

Exhibit
No.	Description	Location
4.43	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119774], issued on July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000	Incorporated herein by reference from Exhibit 4.21 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.44	Corporate Guaranty [Loan Number: 1000119774], dated as of July 12, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.22 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.45	Acknowledgment of Borrower [Loan Number: 1000119774], dated as of July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to PNC Leasing, LLC of “Loan Documents”	Incorporated herein by reference from Exhibit 4.23 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.46	Loan and Security Agreement (aircraft) [Loan Number: 1000122039], dated as of March 24, 2005, between Chase Equipment Leasing Inc. and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 4.44 to AirNet Systems, Inc.’s 2004 Form 10-K

4.47	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000122039], issued on March 24, 2005, by AirNet Systems, Inc. in favor of Chase Equipment Leasing Inc. in the amount of $11,000,000	Incorporated herein by reference from Exhibit 4.45 to AirNet Systems, Inc.’s 2004 Form 10-K

4.48	Agreement to furnish instruments defining rights of holders of long-term debt	Filed herewith

10.1*	AirNet Systems, Inc. Amended and Restated 1996 Incentive Stock Plan (reflects all amendments)	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-13025) (the “2003 Form 10-K”)

10.2	Indemnification Agreement, dated as of May 15, 1996, by and among AirNet Systems, Inc. and Eric P. Roy, Glenn M. Miller, Charles A. Renusch, Guy S. King, Lincoln L. Rutter, Kendall W. Wright and William R. Sumser	Incorporated herein by reference from Exhibit 10.11 to Amendment No. 2 to AirNet Systems Inc.’s Form S-1 Registration Statement (Registration No. 333-03092) filed on May 24, 1996 (“Amendment No. 2 to Form S-1”)

10.3	Indemnification Agreement, dated as of May 15, 1996, between Gerald G. Mercer and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.12 to AirNet Systems, Inc.’s Amendment No. 2 to Form S-1

10.4*	Employment Agreement, made as of January 1, 2001, between AirNet Systems, Inc. and Joel E. Biggerstaff	Incorporated herein by reference from Exhibit 10.4 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025) (the “2000 Form 10-K”)

10.5*	Employment Agreement, made as of January 1, 2001, between AirNet Systems, Inc. and Jeffrey B. Harris	Incorporated herein by reference from Exhibit 10.6 to AirNet Systems, Inc.’s 2000 Form 10-K

10.6*	AirNet Systems, Inc. Director Deferred Compensation Plan (reflects all amendments)	Incorporated herein by reference from Exhibit 10.7 to AirNet Systems, Inc.’s 2003 Form 10-K

Exhibit
No.	Description	Location
10.7*	AirNet Systems, Inc. Salary for Options Conversion Plan, effective February 6, 2000	Incorporated herein by reference from Exhibit 10.8 to AirNet Systems, Inc.’s 2000 Form 10-K

10.8*	Agreement, made as of July 17, 2001, between AirNet Systems, Inc. and Gerald G. Mercer	Incorporated herein by reference from Exhibit 10.9 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-13025) (the “June 30, 2001 Form 10-Q”)

10.9*	Jerry Mercer Transition Agreement, effective May 26, 2001, between AirNet Systems, Inc. and Gerald G. Mercer	Incorporated herein by reference from Exhibit 10.10 to AirNet Systems, Inc.’s June 30, 2001 Form 10-Q

10.10	Land Lease at Rickenbacker International Airport, dated as of January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated February 20, 2004 and filed on February 24, 2004 (File No. 1-13025) (the “February 2004 8-K”)

10.11	Leasehold Improvements Purchase Agreement, dated January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.12	Rickenbacker International Airport Operating Agreement, dated January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.3 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.13	Non-Exclusive License Agreement to Conduct an Aeronautical Business at Rickenbacker International Airport, dated as of January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.4 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.14	Rickenbacker International Airport Non-Public Self-Fueling Permit for AirNet Systems, Inc., executed by Columbus Regional Airport Authority on January 20, 2004 and by AirNet Systems, Inc. on January 15, 2004	Incorporated herein by reference from Exhibit 10.5 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.15	Rickenbacker International Airport Commingling Fuel Agreement, dated January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.6 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.16	Non-Exclusive Access Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004	Incorporated herein by reference from Exhibit 10.7 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.17	No-Build Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004	Incorporated herein by reference from Exhibit 10.8 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.18	Lease Termination Agreement, entered into to be effective as of December 15, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on December 21, 2004 (File No. 1-13025) (the “December 21, 2004 Form 8-K”)

Exhibit
No.	Description	Location
10.19	Lease, entered into as of December 15, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s December 21, 2004 Form 8-K

10.20	Amendment No.1 to Land Lease, made and entered into to be effective as of April 5, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.3 to AirNet Systems, Inc.’s December 21, 2004 Form 8-K

10.21	Amendment No. 2 to Land Lease, made and entered into to be effective as of October 29, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Filed herewith

10.22*	AirNet Systems, Inc. 2004 Stock Incentive Plan (reflects all amendments)	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (File No. 1-13025)

10.23*	Form of Stock Option Agreement, dated July 20, 2005 (Director Option-2004 Stock Incentive Plan)	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 1-13025)

10.24*	Summary of Compensation for Directors of AirNet Systems, Inc.	Filed herewith

10.25*	Summary of AirNet Systems, Inc. 2005 Incentive Compensation Plan	Filed herewith

10.26*	Employment Separation Agreement and Release of Claims, entered into on January 14, 2005, between AirNet Systems, Inc. and Kendall W. Wright	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on January 20, 2005 (File No. 1-13025)

10.27*	Employment Agreement, made as of May 3, 2005, between AirNet Systems, Inc. and Gary W. Qualmann	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on May 6, 2005 (File No. 1-13025) (the “May 6, 2005 Form 8-K”)

10.28*	Employment Agreement, made as of May 3, 2005, between AirNet Systems, Inc. and Larry M. Glasscock, Jr.	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s May 6, 2005 Form 8-K

10.29*	Summary of AirNet Systems, Inc. 2006 Incentive Compensation Plan	Filed herewith

14	Code of Business Conduct and Ethics	Incorporated herein by reference from Exhibit 14 to AirNet Systems, Inc.’s 2003 Form 10-K

21	Subsidiaries of AirNet Systems, Inc.	Filed herewith

23	Consent of Ernst & Young LLP	Filed herewith

Exhibit
No.	Description	Location
24	Powers of Attorney	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15 of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRNET SYSTEMS, INC.

Dated: March 31, 2006	By:	/s/ Joel E. Biggerstaff

Joel E. Biggerstaff, Chairman of the Board, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joel E. Biggerstaff Joel E. Biggerstaff	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2006

/s/ Gary W. Qualmann Gary W. Qualmann	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	March 31, 2006

/s/ Ray L. Druseikis Ray L. Druseikis	Vice President of Finance, Controller and Principal Accounting Officer	March 31, 2006

*James M. Chadwick James M. Chadwick	Director	March 31, 2006

*Russell M. Gertmenian Russell M. Gertmenian	Director	March 31, 2006

*Gerald Hellerman Gerald Hellerman	Director	March 31, 2006

*David P. Lauer David P. Lauer	Director	March 31, 2006

*Bruce D. Parker Bruce D. Parker	Director	March 31, 2006

*James E. Riddle James E. Riddle	Director	March 31, 2006

*By	/s/ Joel E. Biggerstaff

Joel E. Biggerstaff, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit
No.	Description	Location
2.1	Asset Purchase Agreement, dated July 11, 2003, by and among AirNet Systems, Inc., AirNet Management, Inc., Mercury Business Services, Inc., Andrew R. Cooke, Peter G. Salisbury and Christopher F. Valente. [Pursuant to Item 601(b)(2) of SEC Regulation S-K, certain schedules and exhibits to this Asset Purchase Agreement have not been filed with this exhibit. The schedules contain various items relating to the assets being sold and the representations and warranties of the parties to the Asset Purchase Agreement. AirNet Systems, Inc. has agreed to furnish supplementally any omitted schedule or exhibit to the SEC upon request.]	Incorporated herein by reference from Exhibit 2.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated and filed on July 15, 2003 (File No. 1-13025)

3.1	Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on April 29, 1996	Incorporated herein by reference from Exhibit 2.1 to AirNet Systems, Inc.’s Registration Statement on Form 8-A (File No. 0-28428) filed on May 3, 1996 (the “1996 Form 8-A”)

3.2	Certificate of Amendment to the Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on May 28, 1996	Incorporated herein by reference from Exhibit 4(b) to AirNet Systems, Inc.’s Registration Statement on Form S-8 (Registration No. 333-08189) filed on July 16, 1996 (the “1996 Form S-8”)

3.3	Amended Articles of AirNet Systems, Inc. (reflecting all amendments) [for SEC reporting compliance purposes only — not filed with the Ohio Secretary of State]	Incorporated herein by reference from Exhibit 4(c) to AirNet Systems, Inc.’s 1996 Form S-8

3.4	Code of Regulations of AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 2.2 to AirNet Systems, Inc.’s 1996 Form 8-A

3.5	Certificate regarding adoption of amendment to Section 1.10 of the Code of Regulations of AirNet Systems, Inc. by the shareholders on May 12, 2000	Incorporated herein by reference from Exhibit 3.1 to AirNet Systems, Inc.’s Form 10-Q for the quarterly period ended June 30, 2000 (File No. 1-13025) (the “June 30, 2000 Form 10-Q”)

3.6	Code of Regulations of AirNet Systems, Inc. (reflecting all amendments) [for SEC reporting compliance purposes only]	Incorporated herein by reference from Exhibit 3.2 to AirNet Systems, Inc.’s June 30, 2000 Form 10-Q

4.1	Amended and Restated Credit Agreement, dated as of May 28, 2004, among AirNet Systems, Inc., the lenders from time to time party thereto and The Huntington National Bank, as LC Issuer, as Swingline Lender and as Administrative Agent	Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated June 21, 2004 and filed on June 22, 2004 (File No. 1-13025) (the “June 2004 Form 8-K”)

Exhibit
No.	Description	Location
4.2	Continuing Security Agreement, dated as of May 28, 2004, between AirNet Systems, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.2 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.3	Continuing Security Agreement, dated as of May 28, 2004, between Float Control, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.3 to AirNet Systems, Inc.'s June 2004 Form 8-K

4.4	Continuing Security Agreement, dated as of May 28, 2004, between AirNet Management, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.4 to AirNet Systems, Inc.'s June 2004 Form 8-K

4.5	Continuing Security Agreement, dated as of May 28, 2004, between Jetride, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.5 to AirNet Systems, Inc.'s June 2004 Form 8-K

4.6	Continuing Security Agreement, dated as of May 28, 2004, between timexpress.com, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.6 to AirNet Systems, Inc.'s June 2004 Form 8-K

4.7	Continuing Security Agreement, dated as of May 28, 2004, between Fast Forward Solutions, LLC and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.7 to AirNet Systems, Inc.'s June 2004 Form 8-K

4.8	Stock Pledge Agreement, dated as of May 28, 2004, by AirNet Systems, Inc. in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.8 to AirNet Systems, Inc.'s June 2004 Form 8-K

4.9	Security Agreement Pledge and Assignment of Membership Interest, dated as of May 28, 2004, between AirNet Systems, Inc. and The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.9 to AirNet Systems, Inc.'s June 2004 Form 8-K

4.10	Mortgage, Security Agreement and Assignment, dated as of May 28, 2004, between AirNet Systems, Inc. and The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.10 to AirNet Systems, Inc.'s June 2004 Form 8-K

4.11	Replacement Subsidiary Guaranty, dated as of May 28, 2004, by AirNet Management, Inc., Float Control, Inc. and Jetride, Inc. in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.11 to AirNet Systems, Inc.'s June 2004 Form 8-K

4.12	Subsidiary Guaranty, dated as of May 28, 2004, by timexpress.com, inc. in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.12 to AirNet Systems, Inc.'s June 2004 Form 8-K

4.13	Subsidiary Guaranty, dated as of May 28, 2004, by Fast Forward Solutions, LLC in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.13 to AirNet Systems, Inc.'s June 2004 Form 8-K

Exhibit
No.	Description	Location
4.14	Waiver Letter, dated as of November 12, 2004, by and among AirNet Systems, Inc., JetRide, Inc., Float Control, Inc., AirNet Management, Inc. Fast Forward Solutions, LLC, timexpress.com, inc., The Huntington National Bank, as agent for and on behalf of the lenders from time to time party thereto, Bank One, N.A., Fifth Third Bank and The Huntington National Bank as a lender and the LC Issuer	Incorporated herein by reference from Exhibit 4.24 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 1-13025) (the “September 30, 2004 Form 10-Q”)

4.15	Change in Terms Agreement, dated as of November 12, 2004, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the Lenders from time to time party to the Amended and Restated Credit Agreement dated May 28, 2004	Incorporated herein by reference from Exhibit 4.25 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.16	Second Change in Terms Agreement, effective as of March 24, 2005, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004	Incorporated herein by reference from Exhibit 4.39 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-13025) (the “2004 Form 10-K”)

4.17	Assignment Agreement, dated as of March 24, 2005, between Fifth Third Bank, as Assignor, and The Huntington National Bank, as Assignee, in respect of rights and obligations under the Amended and Restated Credit Agreement dated May 28, 2004, as amended	Incorporated herein by reference from Exhibit 4.40 to AirNet Systems, Inc.’s 2004 Form 10-K

4.18	Assignment Agreement, dated as of March 24, 2005, between Fifth Third Bank, as Assignor, and JPMorgan Chase Bank, N.A., as Assignee, successor by merger to Bank One, N.A., in respect of rights and obligations under the Amended and Restated Credit Agreement dated May 28, 2004, as amended	Incorporated herein by reference from Exhibit 4.41 to AirNet Systems, Inc.’s 2004 Form 10-K

4.19	Replacement Revolving Loan Note, issued on March 24, 2005, by AirNet Systems, Inc. in favor of The Huntington National Bank in the amount of $18,750,000	Incorporated herein by reference from Exhibit 4.42 to AirNet Systems, Inc.’s 2004 Form 10-K

4.20	Replacement Revolving Loan Note, issued on March 24, 2005, by AirNet Systems, Inc. in favor of Bank One, N.A. in the amount of $11,250,000	Incorporated herein by reference from Exhibit 4.43 to AirNet Systems, Inc.’s 2004 Form 10-K

4.21	Third Change in Terms Agreement, effective as of November 21, 2005, by and between Airnet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004	Filed herewith

Exhibit
No.	Description	Location
4.22	Fourth Change in Terms Agreement, effective as of March 28, 2006, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004, as amended	Filed herewith

4.23	Loan and Security Agreement (aircraft) [Loan Number: 1000119495], dated as of June 15, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.24	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119495], issued on June 15, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $7,500,000	Incorporated herein by reference from Exhibit 4.2 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.25	Corporate Guaranty [Loan Number: 1000119495], dated as of June 15, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.3 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.26	Loan and Security Agreement (aircraft) [Loan Number: 1000119641], dated as of June 30, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.4 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.27	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119641], issued on June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000	Incorporated herein by reference from Exhibit 4.5 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.28	Corporate Guaranty [Loan Number: 1000119641], dated as of June 30, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.6 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.29	Acknowledgment of Borrower [Loan Number: 1000119641], dated as of June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”	Incorporated herein by reference from Exhibit 4.7 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.30	Loan and Security Agreement (aircraft) [Loan Number: 1000119649], dated as of June 29, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.8 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.31	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119649], issued on June 29, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000	Incorporated herein by reference from Exhibit 4.9 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

Exhibit
No.	Description	Location
4.32	Corporate Guaranty [Loan Number: 1000119649], dated as of June 29, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.10 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.33	Acknowledgment of Borrower [Loan Number: 1000119649], dated as of June 29, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to PNC Leasing, LLC of “Loan Documents”	Incorporated herein by reference from Exhibit 4.11 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.34	Loan and Security Agreement (aircraft) [Loan Number: 1000119650], dated as of June 30, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.12 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.35	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119650], issued on June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000	Incorporated herein by reference from Exhibit 4.13 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.36	Corporate Guaranty [Loan Number: 1000119650], dated as of June 30, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.14 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.37	Acknowledgment of Borrower [Loan Number: 1000119650], dated as of June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”	Incorporated herein by reference from Exhibit 4.15 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.38	Loan and Security Agreement (aircraft) [Loan Number: 1000119771], dated as of July 12, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.16 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.39	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119771], issued on July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000	Incorporated herein by reference from Exhibit 4.17 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.40	Corporate Guaranty [Loan Number: 1000119771], dated as of July 12, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.18 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.41	Acknowledgment of Borrower [Loan Number: 1000119771], dated as of July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”	Incorporated herein by reference from Exhibit 4.19 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

Exhibit
No.	Description	Location
4.42	Loan and Security Agreement (aircraft) [Loan Number: 1000119774], dated as of July 12, 2004, between Banc One Leasing Corporation and Jetride, Inc.	Incorporated herein by reference from Exhibit 4.20 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.43	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119774], issued on July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000	Incorporated herein by reference from Exhibit 4.21 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.44	Corporate Guaranty [Loan Number: 1000119774], dated as of July 12, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation	Incorporated herein by reference from Exhibit 4.22 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.45	Acknowledgment of Borrower [Loan Number: 1000119774], dated as of July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to PNC Leasing, LLC of “Loan Documents”	Incorporated herein by reference from Exhibit 4.23 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.46	Loan and Security Agreement (aircraft) [Loan Number: 1000122039], dated as of March 24, 2005, between Chase Equipment Leasing Inc. and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 4.44 to AirNet Systems, Inc.’s 2004 Form 10-K

4.47	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000122039], issued on March 24, 2005, by AirNet Systems, Inc. in favor of Chase Equipment Leasing Inc. in the amount of $11,000,000	Incorporated herein by reference from Exhibit 4.45 to AirNet Systems, Inc.’s 2004 Form 10-K

4.48	Agreement to furnish instruments defining rights of holders of long-term debt	Filed herewith

10.1*	AirNet Systems, Inc. Amended and Restated 1996 Incentive Stock Plan (reflects all amendments)	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-13025) (the “2003 Form 10-K”)

10.2	Indemnification Agreement, dated as of May 15, 1996, by and among AirNet Systems, Inc. and Eric P. Roy, Glenn M. Miller, Charles A. Renusch, Guy S. King, Lincoln L. Rutter, Kendall W. Wright and William R. Sumser	Incorporated herein by reference from Exhibit 10.11 to Amendment No. 2 to AirNet Systems Inc.’s Form S-1 Registration Statement (Registration No. 333-03092) filed on May 24, 1996 (“Amendment No. 2 to Form S-1”)

10.3	Indemnification Agreement, dated as of May 15, 1996, between Gerald G. Mercer and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.12 to AirNet Systems, Inc.’s Amendment No. 2 to Form S-1

10.4*	Employment Agreement, made as of January 1, 2001, between AirNet Systems, Inc. and Joel E. Biggerstaff	Incorporated herein by reference from Exhibit 10.4 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 1-13025) (the “2000 Form 10-K”)

Exhibit
No.	Description	Location
10.5*	Employment Agreement, made as of January 1, 2001, between AirNet Systems, Inc. and Jeffrey B. Harris	Incorporated herein by reference from Exhibit 10.6 to AirNet Systems, Inc.’s 2000 Form 10-K

10.6*	AirNet Systems, Inc. Director Deferred Compensation Plan (reflects all amendments)	Incorporated herein by reference from Exhibit 10.7 to AirNet Systems, Inc.’s 2003 Form 10-K

10.7*	AirNet Systems, Inc. Salary for Options Conversion Plan, effective February 6, 2000	Incorporated herein by reference from Exhibit 10.8 to AirNet Systems, Inc.’s 2000 Form 10-K

10.8*	Agreement, made as of July 17, 2001, between AirNet Systems, Inc. and Gerald G. Mercer	Incorporated herein by reference from Exhibit 10.9 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 1-13025) (the “June 30, 2001 Form 10-Q”)

10.9*	Jerry Mercer Transition Agreement, effective May 26, 2001, between AirNet Systems, Inc. and Gerald G. Mercer	Incorporated herein by reference from Exhibit 10.10 to AirNet Systems, Inc.’s June 30, 2001 Form 10-Q

10.10	Land Lease at Rickenbacker International Airport, dated as of January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated February 20, 2004 and filed on February 24, 2004 (File No. 1-13025) (the “February 2004 8-K”)

10.11	Leasehold Improvements Purchase Agreement, dated January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.12	Rickenbacker International Airport Operating Agreement, dated January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.3 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.13	Non-Exclusive License Agreement to Conduct an Aeronautical Business at Rickenbacker International Airport, dated as of January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.4 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.14	Rickenbacker International Airport Non-Public Self-Fueling Permit for AirNet Systems, Inc., executed by Columbus Regional Airport Authority on January 20, 2004 and by AirNet Systems, Inc. on January 15, 2004	Incorporated herein by reference from Exhibit 10.5 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.15	Rickenbacker International Airport Commingling Fuel Agreement, dated January 20, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.6 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.16	Non-Exclusive Access Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004	Incorporated herein by reference from Exhibit 10.7 to AirNet Systems, Inc.’s February 2004 Form 8-K

Exhibit
No.	Description	Location
10.17	No-Build Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004	Incorporated herein by reference from Exhibit 10.8 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.18	Lease Termination Agreement, entered into to be effective as of December 15, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on December 21, 2004 (File No. 1-13025) (the “December 21, 2004 Form 8-K”)

10.19	Lease, entered into as of December 15, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s December 21, 2004 Form 8-K

10.20	Amendment No.1 to Land Lease, made and entered into to be effective as of April 5, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.3 to AirNet Systems, Inc.’s December 21, 2004 Form 8-K

10.21	Amendment No. 2 to Land Lease, made and entered into to be effective as of October 29, 2004, between Columbus Regional Airport Authority and AirNet Systems, Inc.	Filed herewith

10.22*	AirNet Systems, Inc. 2004 Stock Incentive Plan (reflects all amendments)	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (File No. 1-13025)

10.23*	Form of Stock Option Agreement, dated July 20, 2005 (Director Option-2004 Stock Incentive Plan)	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 1-13025)

10.24*	Summary of Compensation for Directors of AirNet Systems, Inc.	Filed herewith

10.25*	Summary of AirNet Systems, Inc. 2005 Incentive Compensation Plan	Filed herewith

10.26*	Employment Separation Agreement and Release of Claims, entered into on January 14, 2005, between AirNet Systems, Inc. and Kendall W. Wright	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on January 20, 2005 (File No. 1-13025)

10.27*	Employment Agreement, made as of May 3, 2005, between AirNet Systems, Inc. and Gary W. Qualmann	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on May 6, 2005 (File No. 1-13025) (the “May 6, 2005 Form 8-K”)

10.28*	Employment Agreement, made as of May 3, 2005, between AirNet Systems, Inc. and Larry M. Glasscock, Jr.	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s May 6, 2005 Form 8-K

10.29*	Summary of AirNet Systems, Inc. 2006 Incentive Compensation Plan	Filed herewith

14	Code of Business Conduct and Ethics	Incorporated herein by reference from Exhibit 14 to AirNet Systems, Inc.’s 2003 Form 10-K

Exhibit
No.	Description	Location
21	Subsidiaries of AirNet Systems, Inc.	Filed herewith

23	Consent of Ernst & Young LLP	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith