Form 10-Q
period 2006-03-31
AIRNET SYSTEMS INC
filed 2006-05-15
CIK 1011696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
               ☐  Yes           ☑   No
As of May 8, 2006, 10,153,599 of the Registrant’s common shares, par value $0.01, were outstanding.

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
In thousands, except par value data	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,881	$1,590
Accounts receivable, less allowances	24,313	23,475
Taxes receivable	1,811	1,787
Deposits and prepaids	2,292	2,638

Total current assets	30,297	29,490

Net property and equipment	92,625	93,643

Deposits and other assets	550	160

Total assets	$123,472	$123,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,040	$10,280
Salaries and related liabilities	3,340	5,180
Current portion of notes payable	3,923	3,852
Deferred income taxes	40	124

Total current liabilities	18,343	19,436

Notes payable, less current portion	50,671	52,167
Deferred income taxes	6,365	5,311

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,753 shares issued at March 31, 2006 and at December 31, 2005	128	128
Additional paid-in-capital	76,288	76,318
Retained deficit	(4,767)	(6,454)
Accumulated other comprehensive loss — currency translation	(13)	(13)
Treasury shares, 2,609 and 2,614 shares held at cost at March 31, 2006 and December 31, 2005, respectively	(23,543)	(23,600)

Total shareholders’ equity	48,093	46,379

Total liabilities and shareholders’ equity	$123,472	$123,293

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — Unaudited

	Three Months Ended
	March 31,
In thousands, except per share data	2006	2005
NET REVENUES
Delivery services, net of excise tax:
Bank services	$28,284	$27,293
Express services	14,044	13,105

Total delivery services revenues	42,328	40,398

Passenger charter services	6,749	9,328
Aviation services and other operations	377	167

Total net revenues	49,454	49,893

COSTS AND EXPENSES
Wages and benefits	6,243	6,204
Aircraft fuel	8,701	8,254
Aircraft maintenance	5,069	5,387
Contracted air costs	4,169	3,268
Ground courier	8,179	7,889
Depreciation	3,700	3,642
Insurance, rent and landing fees	2,164	2,562
Travel, training and other	3,013	3,443
Selling, general and administrative	4,512	5,487
Net gain on disposition of assets	(8)	(50)

Total costs and expenses	45,742	46,086

Income from operations	3,712	3,807
Interest expense	1,025	855

Income before income taxes	2,687	2,952
Provision for income taxes	1,000	1,435

Net income	$1,687	$1,517

Net income per share — basic and diluted	$0.17	$0.15

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Unaudited

	Three Months Ended
	March 31,
In thousands	2006	2005
Operating activities:
Net income	$1,687	$1,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,700	3,642
Deferred taxes	1,054	1,437
Provision for losses on accounts receivable	13	18
Stock based compensation expense	30	—
Gain on disposition of assets	(8)	(50)
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(851)	(1,260)
Taxes receivable	(24)	(63)
Accounts payable and accrued expenses	760	(262)
Salaries and related liabilities	(1,840)	(165)
Other, net	232	198

Net cash provided by operating activities	4,753	5,012

Investing activities:
Purchases of property and equipment — net	(3,072)	(7,900)
Proceeds from sales of property and equipment	8	100

Net cash used in investing activities	(3,064)	(7,800)

Financing activities:
Proceeds from incentive stock plan programs	27	30
Net borrowings (repayments) of debt	(1,425)	2,522

Net cash (used in) provided by financing activities	(1,398)	2,552

Net increase (decrease) in cash	291	(236)
Cash and cash equivalents at beginning of period	1,590	1,086

Cash and cash equivalents at end of period	$1,881	$850

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
The accompanying condensed consolidated financial statements include the accounts of AirNet Systems, Inc. and its subsidiaries. These financial statements are unaudited and have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted as permitted by the instructions for Form 10-Q. The Balance Sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full year.
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
Certain reclassifications have been made in the prior year’s financial statements to conform to the presentation for the three months ended March 31, 2006.
2. Segment Reporting
AirNet operates a national air transportation network and has determined that its reportable segments are based on AirNet’s methods of internal reporting and management structure. AirNet’s reportable segments are Delivery Services, which provides delivery service of time-critical shipments for bank customers and other express customers, and Passenger Charter Services. AirNet evaluates segment performance based on several factors, of which the primary financial measure is contribution margin. Contribution margin represents the net revenues of the reportable segment less costs and expenses directly associated with the reportable segment, including depreciation expense, but does not include interest and income taxes and certain selling, general and administrative costs. The accounting policies used for segment reporting are the same as those used for consolidated reporting described in the summary of Significant Accounting Policies included in Note 1 of the Notes to Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data” of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There were no material amounts of revenues or transfers between reportable segments.
Financial information by reportable segments follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net Revenues
Delivery Services	$42,328	$40,398
Passenger Charter Services	6,749	9,328

Total net revenues	$49,077	$49,726

	Three Months Ended
	March 31,
	2006	2005
Contribution Margin
Delivery Services	$4,589	$3,469
Passenger Charter Services	156	1,509

Total contribution margin	$4,745	$4,978

Depreciation Expense
Delivery Services	$2,532	$2,927
Passenger Charter Services	818	526

Total depreciation expense	$3,350	$3,453

A reconciliation of reportable segment net revenues to total net revenues follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Reportable segment net revenues	$49,077	$49,726
Aviation services and other	377	167

Total net revenues	$49,454	$49,893

A reconciliation of reportable segment contribution margin to income from operations follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Reportable segment contribution margin	$4,745	$4,978
Net selling and administrative expenses excluded from reportable segment contribution margin	(1,033)	(1,171)

Income from operations	$3,712	$3,807

A reconciliation of reportable segment depreciation expense to total depreciation expense follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Reportable segment depreciation	$3,350	$3,453
Corporate depreciation	350	189

Total depreciation expense	$3,700	$3,642

3. Stock Plans and Awards
At March 31, 2006, AirNet had two stock-based employee compensation plans, the Amended and Restated 1996 Incentive Stock Plan and the 2004 Stock Incentive Plan. Through December 31, 2005, AirNet accounted for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations as permitted by Statement of Financial Accounting Standards No. 123, “Accountnig for Stock-Based Compensation”. Effective January 1, 2006, AirNet adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123(R) eliminates the ability to account for share-based compensation transactions, as AirNet formerly did, using the intrinsic value method as prescribed by APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the condensed consolidated statements of operations.

AirNet adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. AirNet’s condensed consolidated statement of operations as of and for the quarter ended March 31, 2006 reflects the impact of adopting FAS 123(R). In accordance with the modified prospective method, the condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).
Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statement of operations during the first quarter of 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148. Although there have been no grants subsequent to December 31, 2005, compensation expense for the stock-based payment awards to be granted subsequent to December 31, 2005 will be based on the grant date fair value estimated in accordance with FAS 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of income for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to 2006, AirNet accounted for forfeitures as they occurred.
Impact of the Adoption of FAS 123(R)
Currently, AirNet uses the Black-Scholes option pricing model to estimate the value of stock options granted to employees for purposes of computing the disclosures required by FAS No. 123(R). During the quarter ended March 31, 2006, AirNet recognized stock-based compensation expense of approximately $30,000 (approximately $18,000 net of tax) related to outstanding stock options according to the provisions of FAS 123(R), using the modified-prospective transition method. Basic and diluted net income per share for the quarter ended March 31, 2006 did not change as a result of the adoption of FAS 123(R).
The following table illustrates the effect on operating results and per share information had AirNet accounted for share-based compensation in accordance with FAS 123(R) for the period indicated (in thousands, except per share data):

Three Months Ended
March 31, 2005
Net income, as reported	$1,517

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(45)

Pro forma net income	$1,472

Net income per share — basic and diluted:
As reported	$0.15
Pro forma	$0.15
The fair value of the options are estimated at the date of grant using the Black-Scholes option pricing model. There have been no grants of stock-based payment awards during the quarter ended March 31, 2006 and 2005. As of March 31, 2006, total unamortized stock-based compensation expense for outstanding stock options was approximately $0.2 million which is expected to be recognized over a period of 3.75 years.

4. Net Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net income	$1,687	$1,517

Denominator:
Basic — weighted average common shares outstanding	10,137	10,089

Diluted
Dilutive effect of stock options–employees, officers, and directors	—	5

Adjusted weighted average common shares outstanding	10,137	10,094

Net income per common share –
Basic and diluted	$0.17	$0.15
Common shares subject to outstanding stock options excluded from the diluted adjusted weighted average shares outstanding calculation were 823,980 and 851,970 for the three month periods ended March 31, 2006 and 2005, respectively. These stock options were antidilutive and excluded from the calculation because the exercise prices of these stock options were greater than the average fair market value of the underlying common shares in the respective periods.
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
The Amended Credit Agreement provided for a secured revolving credit facility of up to $35.0 million and a secured term loan in the aggregate amount of $14.0 million. The amount of revolving loans available under the Amended Credit Agreement was limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio. At March 31, 2006, as a result of the various timing and duration of short-term debt maturities, AirNet’s interest rates ranged from 5.0% to 7.0%.
As a result of the impairment charges recorded in September 2004 as described in Note 2 of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, AirNet was not in compliance with certain terms of the Amended Credit Agreement, including the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2004, and AirNet would not have been in compliance with the minimum consolidated tangible net worth requirement as of December 31, 2004. On November 12, 2004, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “First Change in Terms Agreement”). The First Change in Terms Agreement modified the fixed charge coverage ratio, the leverage ratio, and the minimum consolidated tangible net worth financial covenants in such a manner that, on a going-forward basis, the September 2004 impairment charges, in and of themselves, would not cause a default of these financial covenants in the future. At the same time as the First Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the September 2004 impairment charges.
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
As a result of the impairment charge recorded in September 2005 as described in Note 2 of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, AirNet was not in compliance with certain terms of the Amended Credit Agreement, including the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2005. On November 21, 2005, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “Third Change in Terms Agreement”). The Third Change in Terms Agreement modified the fixed charge coverage ratio and the leverage ratio financial covenants in such a manner that, on a going-forward basis, the impairment charge recorded as of September 30, 2005, in and of itself, would not cause a default of these financial covenants in the future. At the same time as the Third Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the September 2005 impairment charge.
On March 28, 2006, AirNet and its lenders entered into a “Fourth Change in Terms Agreement” extending the term of the secured revolving credit facility under the Amended Credit Agreement from October 15, 2006 to October 15, 2007. The Fourth Change in Terms Agreement also reduced the amount of the secured revolving credit facility from $30 million to $25 million, reduced the amount of annual capital expenditures permitted under the terms of the Amended Credit Agreement from $30 million to $20 million, and modified the calculation of the borrowing base by lowering the percentage of fixed assets AirNet may borrow against from 70% to 50% of their market value. As a result of the Fourth Change in Terms Agreement, amounts outstanding under the revolving credit facility at March 31, 2006 and December 31, 2005 are classified as long-term debt in the Condensed Consolidated Balance Sheets.
As of March 31, 2006, $16.0 million was outstanding under the secured revolving credit facility which is included in “Notes payable, less current portion” in the Condensed Consolidated Balance Sheet. In addition, AirNet had $1.3 million in letters of credit outstanding as of such date related to insurance programs, which reduced the amount available under the revolving credit facility. After giving effect to the Fourth Change in Terms Agreement, AirNet had approximately $7.7 million available to borrow under its secured revolving credit facility under the Amended Credit Agreement as of March 31, 2006.
Other Term Notes
On March 24, 2005, AirNet entered into a three-year term loan totaling $11.0 million with a fixed interest rate of 8.12%. This term loan is secured by seven Cessna Caravans and nine Learjet 35’s from AirNet’s cargo aircraft fleet. The aircraft securing this loan were released from the collateral securing the loans under the Amended Credit Agreement in accordance with the Second Change in Terms Agreement. The proceeds from this term loan were used to prepay in full AirNet’s term loan under the Amended Credit Agreement as described above. As of March 31, 2006, $9.3 million was outstanding under this term loan.
During the second quarter of 2004, Jetride entered into four seven-year term loans totaling $22.5 million with fixed interest rates of approximately 6.7%. In July 2004, Jetride financed two additional passenger charter Learjet 60’s for the Passenger Charter fleet at $5.0 million each with seven-year terms and fixed rates of approximately 6.5%, for a total of $32.5 million in financing related to AirNet’s Passenger Charter Services. As of March 31, 2006 and December 31, 2005, there was $29.3 million and $29.8 million, respectively, outstanding under all six loans. These term loans are secured by aircraft used in the Passenger Charter fleet. Each of the term loans is guaranteed by AirNet. AirNet incurred approximately $0.5 million in interest expense in the first quarter of 2006 related to the financing of the nine Passenger Charter aircraft under all six loans.
6. Income Taxes
The difference between the effective income tax rate and the federal statutory income tax rate, for the three months ended March 31, 2006 and the three months ended March 31, 2005, are primarily attributable to changes in the valuation allowance for net operating loss carryforwards and Alternative Minimum Tax Credit carryforwards.
7. Contingencies
In June 2005, AirNet relocated its corporate and operational headquarters from 3939 International Gateway in Columbus, Ohio (the “Port Columbus Facility”) to its new facility at Rickenbacker International Airport (“the Rickenbacker Facility”). AirNet’s lease of its Port Columbus Facility expired on August 31, 2005.
AirNet maintains certain assets at Port Columbus for dispensing aviation fuel under the terms and conditions of a separate lease agreement (the “Fuel Farm Lease”). The Fuel Farm Lease requires AirNet to return the premises leased under the Fuel Farm Lease to their original condition at the termination of the lease. In lieu of returning the premises to their original condition, the Port Columbus Airport Authority (“the Authority”) may take title to any improvements constructed by AirNet on the leased premises. AirNet and the Authority have entered into discussions regarding the transfer of title of AirNet’s fuel farm assets to the Authority, which includes two underground fuel storage tanks. If the Authority declines to take title to the fuel farm assets, or if AirNet and the Authority are unable to reach acceptable terms and conditions regarding the transfer of the fuel farm assets to the Authority, AirNet will remove the fuel farm assets and return the premises to their original condition. As of March 31, 2006, AirNet had an accrual of $0.1 million for the cost of returning the fuel farm premises to their original condition.
8. Assets Held for Sale
In February 2006, AirNet decided to market for sale all nine of the Cessna 310 Piston cargo aircraft as a result of the reduction in its airline capacity. At that date, AirNet determined that the plan of sale criteria in FASB Statement No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, had been met. The carrying value of the assets was determined to approximate the estimated fair value less cost to sell, based on recent aircraft appraisals. The carrying value of the aircraft held for sale approximates $0.4 million, and is classified in “Deposit and Other Assets” in the Condensed Consolidated Balance Sheet.

AIRNET SYSTEMS, INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Safe Harbor Statement
Except for the historical information contained in this Form 10-Q, the matters discussed, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet’s management, are forward-looking statements that involve risks and uncertainties. When used in this document, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “may”, “plan”, “project” and similar expressions are intended to be among statements that identify forward-looking statements. Such statements involve risks and uncertainties which could cause actual results to differ materially from any forward-looking statement. The following factors, in addition to those included in the disclosure under the heading “Risk Factors” in Item 1A of AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, could cause actual results to differ materially from those expressed in our forward-looking statements: potential regulatory changes by the Federal Aviation Administration (“FAA”), Department of Transportation (“DOT”) and Transportation Security Administration (“TSA”), which could increase the regulation of AirNet’s business, or the Federal Reserve, which could change the competitive environment of transporting cancelled checks; changes in check processing and shipment patterns of bank customers; the continued acceleration of migration of AirNet’s Bank customers to electronic alternatives to the physical movement of cancelled checks; the impact of prolonged weakness in the U.S. economy on time-critical shipment volumes; disruptions to operations due to adverse weather conditions, air-traffic control related constraints or aircraft accidents; potential further declines in the values of aircraft in AirNet’s fleet and any related asset impairment charges; the ability to successfully market the Passenger Charter business in light of global changes in the commercial airline industry; potential changes in locally and federally mandated security requirements; increases in aviation fuel costs not fully offset by AirNet’s fuel surcharge program; acts of war and terrorist activities; the acceptance of AirNet’s time-critical service offerings within targeted Express markets; technological advances and increases in the use of electronic funds transfers; our substantial indebtedness; the availability and cost of financing required for operations; insufficient capital for future expansion; and the impact of unusual items resulting from ongoing evaluations of our business strategies; and other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. Please refer to the disclosure included in “Item 1A — Risk Factors” of Part I and sections captioned “Forward-looking statements” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 of AirNet Systems, Inc. (File No. 1-13025) for additional details relating to risk factors that could affect AirNet’s results and cause those results to differ materially from those expressed in forward-looking statements.
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
Management has discussed the development and selection of AirNet’s critical accounting policies and estimates with the Audit Committee of AirNet Systems, Inc.’s Board of Directors and with AirNet’s independent registered public accounting firm. AirNet’s critical accounting policies have not changed significantly from the policies disclosed under the caption “Critical Accounting Policies and Estimates” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
AirNet’s audited consolidated financial statements for the fiscal year ended December 31, 2005, included in Item 8 — Financial Statements and Supplementary Data of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, contain additional disclosures regarding AirNet’s significant accounting policies and Item 7 of that Annual Report on Form 10-K includes a summary of AirNet’s critical accounting policies. The information appearing therein may be useful when reading this discussion and analysis of financial condition and results of operations.
During the first quarter of 2006, AirNet adopted Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)). For detailed information regarding this pronouncement and the impact thereof on AirNet’s business, see Note 3 to AirNet’s Condensed Consolidated Financial Statements.
Results of Operations
Financial Overview — First Quarter 2006
Total Delivery Services revenues increased $1.9 million, or 5%, in the first quarter of 2006 as compared to 2005. Offsetting this increase was a decrease in Passenger Charter Services revenues of $2.6 million, or 28%, in the first quarter of 2006 as compared to 2005.
AirNet’s total contribution margin decreased $0.2 million, or 5%, to $4.8 million in the first quarter 2006 from $5.0 million in the first quarter 2005. A decrease in Passenger Charter Services contribution margin of $1.3 million was offset, in part, by a $1.1 million increase in contribution margin from Delivery Services. The decrease in Passenger Charter Services contribution margin generally resulted from a $2.6 million decrease in revenues attributed to a 28% decline in flight hours. The decrease in flight hours was primarily the result of the net loss of two passenger charter aircraft operated under management agreements in the first quarter of 2005. The net loss reflected the addition of one new Learjet 60 agreement and the loss of three agreements covering two Challenger aircraft and one Learjet 60. Also contributing to the decrease in Passenger Charter Services contribution margin were increased pilot travel and training expense, and increased fuel costs. The increase in Delivery Services contribution margin primarily resulted from a $2.5 million increase in fuel surcharge revenues as a result of the 31% increase in fuel prices in the first quarter of 2006 over the first quarter 2005.
As a result of the continuing evolution of electronic alternatives to the physical movement of cancelled checks and other market factors, AirNet’s Bank Services net revenues are expected to decline over time. This expected decline in Bank Services revenues requires that AirNet restructure its existing transportation network which was originally established to service its bank customers. AirNet continues to evaluate and adjust its operations, including aircraft mix and fleet size, in response to these changing business conditions as well as review its ground operations for efficiencies and cost reductions. In February 2006, AirNet decided to market for sale all nine of the Cessna 310 piston cargo aircraft it operates as a result of the reduction in its required airline capacity.
Net Revenues

Dollars in ‘000’s	Three Months Ended			Increase (Decrease)
	March 31,			2006 to 2005
		% of		% of
Net Revenues	2006	Total	2005	Total	Dollars ($)	Percentage (%)

Delivery Services Revenues, Net of Excise Tax:
Bank Services	$28,284	57%	$27,293	55%	$991	4%
Express Services	14,044	28%	13,105	26%	939	7%

Total Delivery Services Revenues	42,328	85%	40,398	81%	1,930	5%
Passenger Charter Services Revenues	6,749	14%	9,328	19%	(2,579)	(28)%
Aviation Services and Other Revenues	377	1%	167	0%	210	126%

Total Net Revenues	$49,454	100%	$49,893	100%	$(439)	(1)%

Total net revenues decreased $0.4 million, or 1%, for the three months ended March 31, 2006 over the same period in 2005. The $2.6 million decrease in Passenger Charter services revenues was partially offset by a $1.6 million increase in Delivery Services revenues attributable to increased fuel surcharge revenues.
AirNet generally assesses its Bank Services customers a fuel surcharge, which is based on the Oil Price Index Summary – Columbus, Ohio (OPIS-CMH index). As index rates increase above a set threshold, surcharge rates increase. The first quarter 2006 average price on the OPIS index increased approximately 31% from the first quarter 2005 average price. AirNet also assesses most of its Express Services customers a fuel surcharge which is based on the OPIS index, which is adjusted monthly based on changes in the OPIS index. In addition, Jetride charges its customers a fuel surcharge per hour based upon prevailing market rates.

Bank Services Revenues

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)
	March 31,		2006 to 2005
Bank Services Revenues	2006	2005	Dollars ($)	Percentage (%)

Bank Services Revenues	$25,336	$25,665	$(329)	(1)%
Fuel Surcharge	3,538	2,111	1,427	68%
Federal Excise Tax	(590)	(483)	(107)	(22)%

Total Net Bank Services Revenues	$28,284	$27,293	$991	4%

Although Bank Services pounds shipped per flying day decreased approximately 4%, total net Bank Services revenues increased during the three months ended March 31, 2006 from the same period in 2005, primarily due to rate increases and higher fuel surcharge revenues as a result of higher fuel prices. There were the same number of flying days for the three months ended March 31, 2006 as there were in the same period of the prior year.
On December 7, 2005, AirNet received notice from a bank customer that the customer intended to terminate a portion of the air transportation services provided by AirNet, effective March 3, 2006. During AirNet’s first quarter ended March 31, 2006 and fiscal year ended December 31, 2005, these air transportation services accounted for approximately $0.3 million and $1.4 million, respectively, of AirNet’s Bank Services revenues (including $37,000 and $216,000, respectively, in fuel surcharge revenues).
On January 9, 2006, AirNet received notice from a bank customer that the customer intended to terminate a substantial portion of the air transportation services provided by AirNet, effective March 3, 2006. During AirNet’s first quarter ended March 31, 2006 and fiscal year ended December 31, 2005, these air transportation services accounted for approximately $0.2 million and $1.1 million, respectively, of AirNet’s Bank Services revenues (including $25,000 and $138,000, respectively, in fuel surcharge revenues).
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
Express Services Revenues

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)
	March 31,		2006 to 2005
Express Services Revenues	2006	2005	Dollars ($)	Percentage (%)

Express Revenues — Non Charter	$8,931	$9,031	$(100)	(1)%
Express Revenues — Charters	3,610	3,587	23	1%
Fuel Surcharge	1,942	876	1,066	122%
Federal Excise Tax	(439)	(389)	(50)	(13)%

Total Net Express Services Revenues	$14,044	$13,105	$939	7%

Express Revenues — Non Charter represent revenues AirNet derives from shipments on AirNet’s airline, commercial airlines and point-to-point surface (ground only) shipments. The total number of Non Charter Express shipments decreased approximately 2% in the first quarter of 2006 compared to the first quarter of 2005 as a result of reduced shipment volume from Express Services customers.
Express Revenues — Charters represent revenues AirNet derives from cargo charters transported on AirNet’s airline and on aircraft operated by other third parties. Charter revenues increased 1% in the first quarter of 2006 compared to 2005. AirNet expects Express charter revenues to decrease in 2006 as compared to 2005 generally as a result of the loss of certain radioactive pharmaceutical industry charters due to the availability of lower cost non-charter transportation alternatives.
Higher fuel prices during the first quarter 2006 resulted in significantly higher fuel surcharge revenues compared to the same quarter in 2005.
Passenger Charter Services Revenues

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)
	March 31,		2006 to 2005
Passenger Charter Services Revenues	2006	2005	Dollars ($)	Percentage (%)

Passenger Charter Services revenues	$5,850	$8,559	$(2,709)	(32)%
Management fee revenues	214	363	(149)	(41)%
Fuel Surcharge	685	406	279	69%

Total Passenger Charter Services Revenues	$6,749	$9,328	$(2,579)	(28)%

Passenger Charter Services derives its revenues primarily from companies that provide fractional aircraft ownership programs, card membership programs and passenger charter broker services. AirNet’s Passenger Charter Services revenues include revenue from both owned and managed aircraft. Management fee revenues generally include a monthly fee and a specified percentage of revenues earned under each managed aircraft agreement. Passenger Charter Services revenues decreased approximately $2.6 million, primarily due to the 28% decrease in flight hours for the three months ended March 31, 2006 compared to the same period in the prior year. Approximately $2.0 million of the decrease in Passenger Charter Services revenue was directly attributable to the net loss of two passenger aircraft that were operated under management agreements in the first quarter of 2005. The net loss reflected the addition of one new Learjet 60 agreement and the loss of three agreements covering two Challenger aircraft and one Learjet 60.
In April 2006, the owner of three Model 60 Learjet aircraft managed by AirNet has informed AirNet that the owner may sell one or more of the aircraft and, as a result, may terminate the related aircraft management agreements with respect to such aircraft. Revenues related to the three managed aircraft amounted to approximately $2.1 million and $5.2 million for the three month period ended March 31, 2006 and twelve month period ended December 31, 2005. In the event the owner does terminate the agreements, AirNet has identified direct cost reductions of approximately 90% of the revenues that would be lost if these aircraft were eliminated from the Passenger Charter fleet.
At March 31, 2006, AirNet’s Passenger Charter fleet consisted of fourteen passenger Learjets; nine owned and five aircraft that were managed for other owners. At March 31, 2005 the fleet consisted of sixteen aircraft; nine owned and seven aircraft that were managed for other owners, including 2 Challenger passenger aircraft.
Aviation Services and Other Revenues
Aviation services revenues primarily relate to AirNet’s fixed base operation services provided in Columbus, Ohio.

Costs and Expenses

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)
	March 31,		2006 to 2005
Costs and Expenses	2006	2005	Dollars ($)	Percentage (%)

Wages and benefits	$6,243	$6,204	$39	1%
Aircraft fuel	8,701	8,254	447	5%
Aircraft maintenance	5,069	5,387	(318)	(6)%
Contracted air costs	4,169	3,268	901	28%
Ground courier	8,179	7,889	290	4%
Depreciation	3,700	3,642	58	2%
Insurance, rent and landing fees	2,164	2,562	(398)	(16)%
Travel, training and other	3,013	3,443	(430)	(12)%
Selling, general and administrative	4,512	5,487	(975)	(18)%
Net gain on disposition of assets	(8)	(50)	42	84%

Total Costs and Expenses	$45,742	$46,086	$(344)	(1)%

Total costs and expenses decreased approximately $0.3 million, or 1%, in the first quarter of 2006 compared to 2005, primarily as a result of the decreases in costs and expenses related to Passenger Charter Services and a decrease in selling, general and administrative expenses. Total costs and expenses for Passenger Charter Services decreased $1.3 million, reflecting the approximate 28% decrease in Passenger Charter Services flight hours. Offsetting the decreases were increases in costs and expenses due to additional aircraft fuel expense, and contracted air costs and ground courier costs to support AirNet’s Delivery Services.

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)
	March 31,		2006 to 2005
Aircraft Fuel	2006	2005	Dollars ($)	Percentage (%)

Delivery Services aircraft fuel	$6,992	$6,209	$783	13%
Passenger Charter Services aircraft fuel	1,709	2,045	(336)	(16)%

Total Aircraft Fuel	$8,701	$8,254	$447	5%

Total aircraft fuel expense increased $0.4 million, or 5%, in the first quarter of 2006 compared to the same period in 2005 as a result of higher fuel prices. As stated above, the first quarter 2006 average price on the OPIS index increased approximately 31% from the first quarter 2005 average price. A portion of the increase in Delivery Services fuel expense was offset by reduced fuel usage attributable to a 17% decrease in hours flown in the first quarter of 2006 compared to the same period in 2005. Because part of these flight hours were subcontracted to other carriers, a portion of this aircraft fuel expense decrease was offset by an increase in contracted air costs. Aircraft fuel expense for Passenger Charter services decreased in the first quarter of 2006 compared to the same period in 2005 as a result of the decrease in hours flown.

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)
	March 31,		2006 to 2005
Aircraft Maintenance	2006	2005	Dollars ($)	Percentage (%)

Delivery Services aircraft maintenance	$4,094	$3,879	$215	6%

Passenger Charter Services:
Owned aircraft	604	373	231	62%
Managed aircraft	371	1,135	(764)	(67)%

Total Passenger Charter Services aircraft maintenance	975	1,508	(533)	(35)%

Total Aircraft Maintenance	$5,069	$5,387	$(318)	(6)%

Aircraft maintenance is primarily based on pre-determined inspection intervals determined by usage, hours flown, cycles and the number of aircraft take-offs and landings. Consequently, high use, aging aircraft such as those in AirNet’s cargo fleet require greater maintenance than lower use, newer aircraft.
Total aircraft maintenance expense decreased approximately $0.3 million, or 6%, in the first quarter of 2006 compared to 2005. The increase in the Delivery Services aircraft maintenance of $0.2 million primarily reflects the age of AirNet’s cargo fleet, including Learjets, which averaged approximately 24 years in service at the end of 2005. Given the age of the Delivery Services aircraft and the impairment charge taken on September 30, 2005, management determined that none of the major maintenance expenditures incurred after September 30, 2005, with the exception of engine maintenance, extended the useful life of the Delivery Services aircraft. Consequently, such expenditures were charged to aircraft maintenance expense. AirNet does not expect to make any capital additions to the Delivery Services aircraft fleet in 2006, with the exception of certain engine repairs and improvements and payments under manufacturer engine maintenance plans.
Aircraft maintenance expense for managed passenger charter aircraft, which is reimbursed by the aircraft’s owner, decreased $0.8 million in the first quarter of 2006 compared to 2005 primarily from a reduction in the number of managed aircraft and significant scheduled maintenance events incurred.
Contracted air costs include expenses associated with shipments transported on commercial airlines and costs to third-party aircraft operators for subcontracted air routes to support AirNet’s national air transportation network. Subcontracted charter expenses increased approximately $0.7 million, or 42%, in the first quarter of 2006 from 2005 as AirNet increased the outsourcing of certain routes to third-party operators. Commercial airline costs increased approximately $0.2 million, or 12%, in the first quarter of 2006 from 2005 primarily due to increased fuel surcharges and an approximate 2% increase in Express Services shipments transported on commercial airlines.
Ground courier costs increased approximately $0.3 million, or 4%, in the first quarter of 2006 from 2005. AirNet’s Express customers are more costly to serve than AirNet’s traditional Bank customers due to more unscheduled pickup and delivery services and more geographically dispersed locations. AirNet has experienced higher ground courier costs from its vendors as fuel prices have increased.
Insurance, rent and landing fees decreased approximately $0.4 million, or 16%, in the first quarter of 2006 compared to 2005 generally attributable to a decrease in insurance expense as well as reduced landing and tie-down fees as a result of the decline in flight hours in the first quarter of 2006 compared to 2005.
The fees paid to managed Passenger Charter aircraft owners under aircraft management agreements are included in travel, training and other expenses. Fees paid to managed Passenger Charter aircraft owners decreased approximately $0.4 million, or 34%, in the first quarter of 2006 compared to 2005 primarily due to the net loss of two passenger aircraft that were operated under management agreements in the first quarter of 2005. At March 31, 2006, Jetride managed five aircraft compared to seven aircraft at March 31, 2005.
The decrease in selling, general and administrative costs is primarily due to a $0.6 million decrease in incentive compensation expense accrued in the first quarter of 2006 compared to 2005 due to lower anticipated incentive compensation and earnings in 2006. The decrease is also attributable to decreases in travel and advertising expenses.
The increase in interest expense of approximately $0.2 million in the first quarter of 2006 compared to 2005 reflects the capitalization of interest related to the construction of the Rickenbacker Facility in 2005.

The provision for income taxes in the first quarter of 2006 declined approximately $0.4 million from the same period in 2005 as a result of a lower annual effective tax rate anticipated in 2006. The effective tax rate for the first quarter of 2006 was 37.2% compared to 48.6% in the first quarter of 2005. The lower annual effective tax rate is anticipated for 2006 due to changes in the valuation allowance for deferred tax assets.
Liquidity and Capital Resources
Cash flow from operating activities. Net cash provided by operating activities was approximately $4.8 million for the three months ended March 31, 2006, compared to approximately $5.0 million for the same period in 2005.
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
The Amended Credit Agreement provided for a secured revolving credit facility of up to $35.0 million and a secured term loan in the aggregate amount of $14.0 million. The amount of revolving loans available under the Amended Credit Agreement was limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio. At March 31, 2006, as a result of the various timing and duration of short-term debt maturities, AirNet’s interest rates ranged from 5.0% to 7.0%.
As a result of the impairment charges recorded in September 2004 as described in Note 2 of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, AirNet was not in compliance with certain terms of the Amended Credit Agreement, including the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2004, and AirNet would not have been in compliance with the minimum consolidated tangible net worth requirement as of December 31, 2004. On November 12, 2004, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “First Change in Terms Agreement”). The First Change in Terms Agreement modified the fixed charge coverage ratio, the leverage ratio, and the minimum consolidated tangible net worth financial covenants in such a manner that, on a going-forward basis, the September 2004 impairment charges, in and of themselves, would not cause a default of these financial covenants in the future. At the same time as the First Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the September 2004 impairment charges.
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
As a result of the impairment charge recorded in September 2005 as described in Note 2 of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, AirNet was not in compliance with certain terms of the Amended Credit Agreement, including the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2005. On November 21, 2005, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “Third Change in Terms Agreement”). The Third Change in Terms Agreement modified the fixed charge coverage ratio and the leverage ratio financial covenants in such a manner that, on a going-forward basis, the impairment charge recorded as of September 30, 2005, in and of itself, would not cause a default of these financial covenants in the future. At the same time as the Third Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the September 2005 impairment charge.
On March 28, 2006, AirNet and its lenders entered into a “Fourth Change in Terms Agreement” extending the term of the secured revolving credit facility under the Amended Credit Agreement from October 15, 2006 to October 15, 2007. The Fourth Change in Terms Agreement also reduced the amount of the secured revolving credit facility from $30 million to $25 million, reduced the amount of annual capital expenditures permitted under the terms of the Amended Credit Agreement from $30 million to $20 million, and modified the calculation of the borrowing base by lowering the percentage of fixed assets AirNet may borrow against from 70% to 50% of their market value. As a result of the Fourth Change in Terms Agreement, amounts outstanding under the revolving credit facility at March 31, 2006 and December 31, 2005 are classified as long-term debt in the Condensed Consolidated Balance Sheets.
As of March 31, 2006, $16.0 million was outstanding under the secured revolving credit facility which is included in “Notes payable, less current portion” in the Condensed Consolidated Balance Sheet. In addition, AirNet had $1.3 million in letters of credit outstanding as of such date related to insurance programs, which reduced the amount available under the revolving credit facility. After giving effect to the Fourth Change in Terms Agreement, AirNet had approximately $7.7 million available to borrow under its secured revolving credit facility under the Amended Credit Agreement as of March 31, 2006.
On March 24, 2005, AirNet entered into a three-year term loan totaling $11.0 million with a fixed interest rate of 8.12%. This term loan is secured by seven Cessna Caravans and nine Learjet 35’s from AirNet’s cargo aircraft fleet. The aircraft securing this loan were released from the collateral securing the loans under the Amended Credit Agreement in accordance with the Second Change in Terms Agreement. The proceeds from this term loan were used to prepay in full AirNet’s term loan under the Amended Credit Agreement as described above. As of March 31, 2006, $9.3 million was outstanding under this term loan.
During the second quarter of 2004, Jetride entered into four seven-year term loans totaling $22.5 million with fixed interest rates of approximately 6.7%. In July 2004, Jetride financed two additional passenger charter Learjet 60’s for the Passenger Charter fleet at $5.0 million each with seven-year terms and fixed rates of approximately 6.5%, for a total of $32.5 million in financing related to AirNet’s Passenger Charter Services. As of March 31, 2006 and December 31, 2005, there was $29.3 million and $29.8 million, respectively, outstanding under all six loans. These term loans are secured by aircraft used in the Passenger Charter fleet. Each of the term loans is guaranteed by AirNet. AirNet incurred approximately $0.5 million in interest expense in the first quarter of 2006 related to the financing of the nine Passenger Charter aircraft under all six loans.
Investing activities. Capital expenditures totaled $3.1 million for the three months ended March 31, 2006 versus $7.9 million for the same period in 2005. The 2006 expenditures were primarily for major aircraft engine overhauls. Of the 2005 expenditures, $4.0 million was for major periodic aircraft inspections, major aircraft engine overhauls and related flight equipment. AirNet’s income from operations was used to finance the 2006 expenditures, while income from operations and the revolving credit facility had been used to finance the 2005 capital expenditures. AirNet anticipates it will spend between $12.0 million and $16.0 million in total capital expenditures in 2006.
In February 2000, AirNet announced a stock repurchase plan allowing AirNet to purchase up to $3.0 million of its common shares. As of the end of the 2001 fiscal year, $2.4 million of common shares had been repurchased, and there has been no repurchase activity under the plan since. As such, purchases of approximately $0.6 million of AirNet’s common shares may still be made in the open market or through privately negotiated transactions. Such future purchases would be considered based on availability of funds, current market conditions, the stock price and the restrictions on share repurchases in AirNet’s financing agreements.
AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand, borrowings in conjunction with the Amended Credit Agreement or other sources, including leasing. There were no material capital commitments at March 31, 2006.
AirNet maintains certain assets at Port Columbus for dispensing aviation fuel under the terms and conditions of a separate lease agreement (the “Fuel Farm Lease”). The Fuel Farm Lease requires AirNet to return the premises leased under the Fuel Farm Lease to their original condition at the termination of the lease. In lieu of returning the premises to their original condition, the Port Columbus Airport Authority (“the Authority”) may take title to any improvements constructed by AirNet on the leased premises. AirNet and the Authority have entered into discussions regarding the transfer of title of AirNet’s fuel farm assets to the Authority, which includes two underground fuel storage tanks. If the Authority declines to take title to the fuel farm assets, or if AirNet and the Authority are unable to reach acceptable terms and conditions regarding the transfer of the fuel farm assets to the Authority, AirNet will remove the fuel farm assets and return the premises to their original condition. As of March 31, 2006, AirNet had an accrual of $0.1 million for the cost of returning the fuel farm premises to their original condition.
There have been no material changes in AirNet’s contractual obligations from those disclosed in AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
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
The U. S. Department of Transportation (“DOT”) and Transportation Security Administration (“TSA”) have regulatory authority concerning operational and security concerns in transportation, including safety, insurance and hazardous materials. AirNet holds various operational certificates issued by these agencies, including a DOT-SP 7060 special permit, which permits AirNet to transport higher volumes of time-critical radioactive pharmaceuticals than is allowed by the DOT for most carriers. On April 24, 2006, Transport Canada issued AirNet a “Permit for Equivalent Level of Safety”. The Permit for Equivalent Level of Safety is comparable to AirNet’s DOT-SP 7060 permit and allows AirNet to transport higher volumes of time-critical radioactive pharmaceuticals in Canada than is allowed by Transport Canada for most carriers.
AirNet conducts a portion of its operations through the transportation of packages via commercial airlines. TSA regulations provide that only indirect air carriers that maintain a TSA approved Indirect Air Carrier Standard Security Program (“IACSSP”) may tender packages to commercial airlines. AirNet Management, Inc. (“AirNet Management”), a wholly-owned subsidiary of AirNet, maintains a TSA approved IACSSP. AirNet has entered into a service agreement with AirNet Management under which AirNet has retained the services of AirNet Management to process and tender packages to commercial airlines.
AirNet is also subject to Food and Drug Administration regulation of AirNet’s transportation of pharmaceuticals and live animals. In addition to federal regulations, AirNet’s operations are subject to various state and local regulations, and in many instances, require permits and licenses from state authorities.
AirNet believes that both AirNet and Jetride have all permits, approvals and licenses required to conduct their respective operations and that they are in compliance with applicable regulatory requirements relating to their operations, including all applicable noise level regulations. Some of these permits, approvals and licenses are of limited duration and must be periodically renewed. The ability of AirNet, AirNet Management and Jetride to maintain these permits, approvals and licenses is conditioned upon continuing compliance with the rules and regulations under which such permits, approvals and licenses are granted.
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
Off-Balance Sheet Arrangements
AirNet had no “off-balance sheet” arrangements as of March 31, 2006, as that term is described by the Securities and Exchange Commission.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Inflation and Interest Rates
AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business. AirNet’s primary market risk exposure relates to interest rate risk. At March 31, 2006, AirNet had a $16.0 million outstanding balance under its Amended Credit Agreement (described above in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation”) subject to market rate changes in interest. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio. Assuming borrowing levels at March 31, 2006, a one hundred basis point change in interest rates would impact net interest expense by approximately $160,000 per year.
Fuel Surcharge
AirNet generally assesses its bank services customers a fuel surcharge which is based on the Oil Price Index Summary – Columbus, Ohio (OPIS-CMH Index). Fuel surcharges are assessed to Delivery Services customers as a percentage of transportation charges. As index rates increase above established base rates, AirNet increases the fuel surcharge percentage applied to the transportation charges. AirNet also assesses most of its express services customers a fuel surcharge which is based on the OPIS index, which is adjusted monthly based on changes in the OPIS index. In addition, Jetride charges its customers a fuel surcharge stated as an hourly rate based upon current fuel prices which changes according to prevailing market rates.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
With the participation of the Chairman of the Board, Chief Executive Officer and President (the principal executive officer) and the Chief Financial Officer, Treasurer and Secretary (the principal financial officer) of AirNet, AirNet’s management has evaluated the effectiveness of AirNet’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, AirNet’s Chairman of the Board, Chief Executive Officer and President and AirNet’s Chief Financial Officer, Treasurer and Secretary have concluded that:
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
Changes in Internal Control Over Financial Reporting
There were no changes in AirNet’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during AirNet’s fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, AirNet’s internal control over financial reporting.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission on March 31, 2006 and available at www.sec.gov. These risk factors could materially affect our business, financial condition or future results. The risk factors described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)	Not applicable.

(b)	Not applicable.

(c)	Neither AirNet Systems, Inc. nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of AirNet Systems, Inc. during the fiscal quarter ended March 31, 2006. On February 18, 2000, AirNet Systems, Inc. announced a stock repurchase plan under which up to $3.0 million of its common shares may be repurchased from time to time. These repurchases may be made in open market transactions or through privately negotiated transactions. As of March 31, 2006, AirNet Systems, Inc. had the authority to still repurchase approximately $0.6 million of its common shares under this stock repurchase plan.
Item 3. Defaults Upon Senior Securities. Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders. No response required
Item 5. Other Information
Appointment of Chairman of Strategy Committee:
On May 11, 2006, the Board of Directors of AirNet Systems, Inc. (the “Board”) appointed Mr. Bruce D. Parker Chairman of the Strategy Committee. The Board also approved a $5,000 quarterly fee for service in the capacity as the Chairman of the Strategy Committee, retroactive to January 1, 2006.
Resignation of Director:
On May 11, 2006, Mr. David P. Lauer notified the Board of his resignation from the Board effective that same date. Mr. Lauer, who has been a member of the Board of Directors since 1999, cited general time constraints as the reason for his decision.
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

AIRNET SYSTEMS, INC.

Dated: May 15, 2006	By:	/s/ Gary W. Qualmann Gary W. Qualmann,
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer)
(Principal Financial Officer)

Dated: May 15, 2006	By:	/s/ Ray L. Druseikis Ray L. Druseikis,
Controller
(Duly Authorized Officer)
(Principal Accounting Officer)

AIRNET SYSTEMS, INC.
INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)