Form 10-Q
period 2006-06-30
AIRNET SYSTEMS INC
filed 2006-08-09
CIK 1011696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-13025
AirNet Systems, Inc.
(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1458309 (I.R.S. Employer Identification No.)

7250 Star Check Drive, Columbus, Ohio (Address of principal executive offices)	43217 (Zip Code)
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
☐ Yes      ☑ No
As of August 4, 2006, 10,157,500 of the Registrant’s common shares, par value $0.01, were outstanding.

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
In thousands, except par value data	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,645	$1,590
Accounts receivable, less allowances	22,552	21,103
Taxes receivable	1,823	1,786
Deposits and prepaids	2,043	2,338
Assets related to discontinued operations	40,938	42,621

Total current assets	69,001	69,438

Net property and equipment	52,537	53,701

Deposits and other assets	154	154

Total assets	$121,692	$123,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,372	$10,037
Salaries and related liabilities	3,986	4,719
Current portion of notes payable	1,854	1,781
Deferred income taxes	—	124
Notes payable related to discontinued operations	28,761	29,780
Other liabilities related to discontinued operations	583	704

Total current liabilities	43,556	47,145

Notes payable, less current portion	20,524	24,458
Deferred income taxes	7,485	5,311

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,763 issued at June 30, 2006 and December 31, 2005, respectively	128	128
Additional paid-in-capital	76,186	76,318
Retained deficit	(2,789)	(6,454)
Accumulated other comprehensive loss	(13)	(13)
Treasury shares, 2,606 and 2,614 common shares held at cost at June 30, 2006 and December 31, 2005, respectively	(23,385)	(23,600)

Total shareholders’ equity	50,127	46,379

Total liabilities and shareholders’ equity	$121,692	$123,293

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS — Unaudited

	Three Months Ended		Six Months Ended
In thousands, except per share data	June 30,		June 30,
	2006	2005	2006	2005
NET REVENUES, NET OF EXCISE TAX
Bank services	$29,101	$28,845	$57,385	$56,138
Express services	14,981	12,428	29,025	25,533
Aviation services	272	117	649	284

Total net revenues	44,354	41,390	87,059	81,955

COSTS AND EXPENSES
Wages and benefits	4,736	4,971	9,711	10,091
Aircraft fuel	7,723	7,049	14,715	13,281
Aircraft maintenance	4,190	3,873	8,285	7,677
Contracted air costs	4,439	3,681	8,608	6,932
Ground courier	8,717	7,634	16,896	15,475
Depreciation	2,868	3,133	5,751	6,249
Insurance, rent and landing fees	2,112	2,244	3,989	4,495
Travel, training and other	1,147	1,356	2,678	2,865
Selling, general and administrative	4,772	4,893	9,237	10,091
Net gain on disposition of assets	(4)	(2)	(12)	(52)

Total costs and expenses	40,700	38,832	79,858	77,104

Income from continuing operations before interest expense	3,654	2,558	7,201	4,851
Interest expense	443	502	973	829

Income from continuing operations before income taxes	3,211	2,056	6,228	4,022
Provision for income taxes	1,146	563	2,267	1,536

Income from continuing operations	2,065	1,493	3,961	2,486

Income (loss) from discontinued operations, net of tax	(87)	562	(296)	1,085

Net income	$1,978	$2,055	$3,665	$3,571

Income (loss) per common share — basic and diluted:
Continuing operations	$0.20	$0.15	$0.39	$0.25
Discontinued operations	(0.01)	0.05	(0.03)	0.10

Net income per common share — basic and diluted	$0.19	$0.20	$0.36	$0.35

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — Unaudited

	Six Months Ended
In thousands	June 30,
	2006	2005
Operating activities:
Income from continuing operations	$3,961	$2,486
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	5,751	6,249
Deferred taxes	2,174	2,210
Stock-based compensation expense	58	—
Other, net	138	41
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(1,665)	1,006
Taxes receivable	(37)	(145)
Accounts payable and accrued expenses	(1,723)	(2,843)
Salaries and related liabilities	(733)	613
Other, net	248	259

Net cash provided by continuing operations	8,172	9,876
Net cash provided by discontinued operations	2,074	4,894

Net cash provided by operating activities	10,246	14,770

Investing activities:
Purchases of property and equipment — net	(4,587)	(11,280)

Net cash used in continuing operations	(4,587)	(11,280)
Net cash used in discontinued operations	(749)	(1,617)

Net cash used in investing activities	(5,336)	(12,897)

Financing activities:
Proceeds from incentive stock plan programs	25	72
Net repayments of debt	(3,861)	(972)

Net cash used in continuing operations	(3,836)	(900)
Net cash used in discontinued operations	(1,019)	(933)

Net cash used in financing activities	(4,855)	(1,833)

Net increase in cash	55	40
Cash and cash equivalents at beginning of period	1,590	1,086

Cash and cash equivalents at end of period	$1,645	$1,126

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
AirNet Systems, Inc. (“AirNet”) is a specialty air carrier for time-sensitive deliveries, operating between most major U.S. cities each working day. AirNet is the leading transporter of cancelled checks and related information for the U.S. banking industry. AirNet also provides specialized, high-priority delivery services to customers, primarily those involved in the life sciences and entertainment industries. AirNet also provides private passenger charter services through its wholly-owned subsidiary, Jetride, Inc. (“Jetride”), which is expected to be sold in the third quarter of 2006 as described in Note 2 below.
The accompanying condensed consolidated financial statements include the accounts of AirNet Systems, Inc. and its subsidiaries. These financial statements are unaudited and have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted as permitted by the instructions for Form 10-Q. The Balance Sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results for the full year.
The financial information included herein reflects all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the results of interim periods.
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in those financial statements and accompanying notes thereto. Actual results could differ from those estimates.
In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which clarifies the accounting for uncertain tax positions and provides guidance on required disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. AirNet is evaluating FIN 48 to determine what impact, if any, it will have upon adoption.
Certain reclassifications have been made in the prior year’s financial statements to conform to the presentation for the three and six month periods ended June 30, 2006.
2. Discontinued Operations
On July 26, 2006, AirNet entered into a definitive purchase agreement with Pinnacle Air, LLC (“Pinnacle”) to sell Jetride’s passenger charter business for the aggregate consideration of $41.0 million in cash, of which $40.0 million is consideration for the sale of nine company-owned aircraft and related engine maintenance programs and $1.0 million is consideration for the sale of all of the outstanding capital stock of a newly created subsidiary, also called Jetride, Inc. (“New Jetride”). New Jetride will own certain related assets contributed to New Jetride by Jetride. AirNet will retain the working capital of the Jetride business as of the closing date. The transaction is subject to standard closing contingencies (including that there be no material adverse change in Jetride’s business) and the receipt of requisite assurances from the U.S. Federal Aviation Administration (the “FAA”) that New Jetride is deemed to possess the Part 135 air carrier operating certificate issued by the FAA with respect to Jetride’s passenger charter business and that the Part 135 air carrier operating certificate will continue to be operable by New Jetride upon and immediately after the transfer of the New Jetride capital stock to Pinnacle in connection with the closing of the sale transaction. The sale transaction is expected to close during AirNet’s third fiscal quarter of 2006. As a result of the transaction, AirNet expects to repay approximately $29 million of the term loans secured by the Jetride aircraft. Following repayment of Jetride’s debt, debt prepayment penalties, and payment of applicable taxes and expenses related to the transaction, AirNet plans to use the remaining net sale proceeds to further reduce the debt outstanding under its secured revolving credit facility.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, AirNet has classified the assets and liabilities of Passenger Charter Services as assets and liabilities related to discontinued operations and presented its results of operations as discontinued operations for all periods presented.
Revenues from Passenger Charter Services, included in income (loss) from discontinued operations, for the three and six month periods ended June 30, 2006, were $5.9 million and $12.7 million, respectively, compared to $8.5 million and $17.8 million, respectively, for such periods in 2005.

Loss from discontinued operations before taxes for the three and six month periods ended June 30, 2006 was $0.1 million and $0.5 million, respectively, compared to income before taxes of $0.8 million and $1.8 million for the same periods in 2005.
As a result of the planned disposition of Passenger Charter Services, AirNet has only one reportable segment.
In February 2006, AirNet decided to market for sale all nine of the Cessna 310 Piston cargo aircraft as a result of the reduction in its airline capacity. At that date, AirNet determined that the plan of sale criteria of SFAS No. 144 had been met. The carrying value of the assets was determined to approximate the estimated fair value less cost to sell, based on recent aircraft appraisals. The carrying value of the aircraft approximates $0.4 million, and is classified in “Assets related to discontinued operations” in the Condensed Consolidated Balance Sheet.
3. Stock Plans and Awards
At June 30, 2006, AirNet had two stock-based employee and director compensation plans, the Amended and Restated 1996 Incentive Stock Plan and the 2004 Stock Incentive Plan. Through December 31, 2005, AirNet accounted for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, AirNet adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123(R) eliminates the ability to account for share-based compensation transactions, as AirNet formerly did, using the intrinsic value method as prescribed by APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the condensed consolidated statements of operations.
AirNet adopted FAS 123(R) using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006. AirNet’s condensed consolidated statements of operations as of and for the three and six month periods ended June 30, 2006 reflects the impact of adopting FAS 123(R). In accordance with the modified prospective transition method, the condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).
Stock-based compensation expense recognized during the three and six month periods ended June 30, 2006, is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statements of operations during the three and six month periods ended June 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FAS 148. Although there have been no grants of stock-based payment awards subsequent to December 31, 2005, compensation expense for the stock-based payment awards to be granted subsequent to December 31, 2005 will be based on the grant date fair value estimated in accordance with FAS 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of income for the three and six month periods ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to 2006, AirNet accounted for forfeitures as they occurred.
Impact of the Adoption of FAS 123(R)
Currently, AirNet uses the Black-Scholes option pricing model to estimate the value of stock options granted to employees and directors for purposes of computing the stock-based compensation expense and disclosures required by FAS 123(R). During the three and six month periods ended June 30, 2006, AirNet recognized stock-based compensation expense of approximately $28,000 and $58,000, respectively (approximately $17,000 and $35,000 net of tax, respectively) related to outstanding stock options according to the provisions of FAS 123(R), using the modified prospective transition method. Basic and diluted net income per share for the three and six month periods ended June 30, 2006 did not change as a result of the adoption of FAS 123(R).

The following table illustrates the effect on operating results and per share information had AirNet accounted for share-based compensation expense in accordance with FAS 123(R) for the periods indicated (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Income from continuing operations	$1,493	$2,486
Income from discontinued operations, net of tax	562	1,085

Net income, as reported	$2,055	$3,571

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(31)	(54)

Pro forma net income	$2,024	$3,517

Net income per common share — basic and diluted:
Income per common share from continuing operations	$.15	$.25
Income per common share from discontinued operations, net of tax	$.05	$.10

Net income per common share	$.20	$.35

The fair value of the stock options is estimated at the date of grant using the Black-Scholes option pricing model. There were no grants of stock-based payment awards during the three and six month periods ended June 30, 2006 and 2005. Total unamortized stock-based compensation expense for outstanding stock options was approximately $0.2 million at June 30, 2006 and is expected to be recognized over a period of 3.5 years.
4. Net Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Income from continuing operations	$2,065	$1,493	$3,961	$2,486
Income (loss) from discontinued operations, net of tax	(87)	562	(296)	1,085

Net income	$1,978	$2,055	$3,665	$3,571

Denominator:
Basic — weighted average common shares outstanding	10,144	10,127	10,140	10,123

Diluted
Dilutive effect of stock options—employees, officers, and directors	—	32	—	16

Adjusted weighted average common shares outstanding	10,144	10,159	10,140	10,139

Net income (loss) per common share — basic and diluted:
Income from continuing operations	$0.20	$0.15	$0.39	$0.25
Income (loss) from discontinued operations, net of tax	(.01)	.05	(.03)	.10

Net income per common share	$0.19	$0.20	$0.36	$0.35

Common shares subject to outstanding stock options excluded from the adjusted weighted average common shares outstanding calculation were 782,000 and 623,000 for the three and six month periods ended June 30, 2006 and 2005, respectively. These stock options were antidilutive and excluded from the calculation because the exercise prices of these stock options were greater than the average fair market value of the underlying common shares in the respective periods.

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
The Amended Credit Agreement provided for a secured revolving credit facility of up to $35.0 million and a secured term loan in the aggregate amount of $14.0 million. The amount of revolving loans available under the Amended Credit Agreement was limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio. At June 30, 2006, as a result of the various timing and duration of short-term debt maturities, AirNet’s interest rates ranged from 6.0% to 8.0%.
As a result of the impairment charges recorded in September 2004 as described in Note 2 of the Notes to Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data” of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, AirNet was not in compliance with certain terms of the Amended Credit Agreement, including the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2004, and AirNet would not have been in compliance with the minimum consolidated tangible net worth requirement as of December 31, 2004. On November 12, 2004, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “First Change in Terms Agreement”). The First Change in Terms Agreement modified the fixed charge coverage ratio, the leverage ratio, and the minimum consolidated tangible net worth financial covenants in such a manner that, on a going-forward basis, the September 2004 impairment charges, in and of themselves, would not cause a default of these financial covenants in the future. At the same time as the First Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the September 2004 impairment charges.
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
On March 28, 2006, AirNet and its lenders entered into a “Fourth Change in Terms Agreement” extending the term of the secured revolving credit facility under the Amended Credit Agreement from October 15, 2006 to October 15, 2007. The Fourth Change in Terms Agreement also reduced the amount of the secured revolving credit facility from $30 million to $25 million, reduced the amount of annual capital expenditures permitted under the terms of the Amended Credit Agreement from $30 million to $20 million, and modified the calculation of the borrowing base by lowering the percentage of fixed assets AirNet may borrow against from 70% to 50% of their market value. As a result of the Fourth Change in Terms Agreement, amounts outstanding under the revolving credit facility at June 30, 2006 and December 31, 2005 are classified as long-term debt in the Condensed Consolidated Balance Sheets.
As of June 30, 2006, $13.5 million was outstanding under the secured revolving credit facility which is included in “Notes payable, less current portion” in the Condensed Consolidated Balance Sheet. In addition, AirNet had $1.3 million in letters of credit outstanding as of such date related to insurance programs, which reduced the amount available under the revolving credit facility. After giving effect to the Fourth Change in Terms Agreement, AirNet had approximately $10.2 million available to borrow under its secured revolving credit facility under the Amended Credit Agreement as of June 30, 2006.
Other Term Notes
On March 24, 2005, AirNet entered into a three-year term loan totaling $11.0 million with a fixed interest rate of 8.12%. This term loan is secured by seven Cessna Caravans and nine Learjet 35’s from AirNet’s cargo aircraft fleet. The aircraft securing this loan were released from the collateral securing the loans under the Amended Credit Agreement in accordance with the Second Change in Terms Agreement. The proceeds from this term loan were used to prepay in full AirNet’s term loan under the Amended Credit Agreement as described above. As of June 30, 2006, $8.9 million was outstanding under this term loan.
Term Loans – Discontinued Operations
During the second quarter of 2004, Jetride entered into four seven-year term loans totaling $22.5 million with fixed interest rates of approximately 6.7%. In July 2004, Jetride financed two additional passenger charter Learjet 60’s for the Passenger Charter fleet at $5.0 million each with seven-year terms and fixed rates of approximately 6.5%, for a total of $32.5 million in financing related to AirNet’s Passenger Charter Services. As of June 30, 2006 and December 31, 2005, there was $28.8 million and $29.8 million, respectively, outstanding under all six loans. These term loans are secured by aircraft used in the Passenger Charter fleet. Each of the term loans is guaranteed by AirNet. AirNet incurred approximately $0.5 million and $1.0 million in interest expense in the three and six month periods ended June 30, 2006 related to the financing of the nine Passenger Charter aircraft under all six loans. At June 30, 2006, and December 31, 2005, the six term loans are classified as “Notes payable related to discontinued operations” in current liabilities in the Condensed Consolidated Balance Sheets. In accordance with the related loan agreements, these six term loans are expected to be repaid as a result of the planned sale of AirNet’s passenger charter business as described in Note 2 – Discontinued Operations of the Notes to Condensed Consolidated Financial Statements.
6. Income Taxes
The difference between the effective income tax rate and the federal statutory income tax rate, for each of the three and six month periods ended June 30, 2006 and the three and six month periods ended June 30, 2005, is primarily attributable to changes in the valuation allowance for net operating loss carryforwards and Alternative Minimum Tax Credit carryforwards.

7. Contingencies
In June 2005, AirNet relocated its corporate and operational headquarters from 3939 International Gateway in Columbus, Ohio (the “Port Columbus Facility”) to its new facility at Rickenbacker International Airport (the “Rickenbacker Facility”). AirNet’s lease of its Port Columbus Facility expired on August 31, 2005.
AirNet maintains certain assets at Port Columbus for dispensing aviation fuel under the terms and conditions of a separate lease agreement (the “Fuel Farm Lease”). The Fuel Farm Lease requires AirNet to return the premises leased under the Fuel Farm Lease to their original condition at the termination of the lease. In lieu of returning the premises to their original condition, the Port Columbus Airport Authority (the “Authority”) may take title to any improvements constructed by AirNet on the leased premises. AirNet and the Authority have entered into discussions regarding the transfer of title of AirNet’s fuel farm assets to the Authority, which includes two underground fuel storage tanks. If the Authority declines to take title to the fuel farm assets, or if AirNet and the Authority are unable to reach acceptable terms and conditions regarding the transfer of the fuel farm assets to the Authority, AirNet will remove the fuel farm assets and return the premises to their original condition. As of June 30, 2006, AirNet had an accrual of approximately $0.1 million for the cost of returning the fuel farm premises to their original condition.

AIRNET SYSTEMS, INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Safe Harbor Statement
Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet’s management, are forward-looking statements that involve risks and uncertainties. When used in this document, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “may”, “plan”, “project” and similar expressions are intended to be among statements that identify forward-looking statements. Such statements involve risks and uncertainties which could cause actual results to differ materially from any forward-looking statement. The following factors, in addition to those included in the disclosure under the heading “Item 1A — Risk Factors” of Part II of this Quarterly Report on Form 10-Q and the disclosure under the heading “Item 1A — Risk Factors” of Part I of AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, could cause actual results to differ materially from those expressed in our forward-looking statements: potential regulatory changes by the Federal Aviation Administration (“FAA”), Department of Transportation (“DOT”) and Transportation Security Administration (“TSA”), which could increase the regulation of AirNet’s business, or the Federal Reserve, which could change the competitive environment of transporting cancelled checks; changes in check processing and shipment patterns of bank customers; the continued acceleration of migration of AirNet’s bank customers to electronic alternatives to the physical movement of cancelled checks; the impact of prolonged weakness in the U.S. economy on time-critical shipment volumes; disruptions to operations due to adverse weather conditions, air traffic control-related constraints or aircraft accidents; potential further declines in the values of aircraft in AirNet’s fleet and any related asset impairment charges; potential changes in locally and federally mandated security requirements; increases in aviation fuel costs not fully offset by AirNet’s fuel surcharge program; acts of war and terrorist activities; the acceptance of AirNet’s time-critical service offerings within targeted express markets; technological advances and increases in the use of electronic funds transfers; our substantial indebtedness; the availability and cost of financing required for operations; insufficient capital for future expansion; and the impact of unusual items resulting from ongoing evaluations of our business strategies; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations; while AirNet expects to be able to close the sale of Jetride to Pinnacle, there can be no assurances that the standard closing conditions, as well as the FAA assurance, required by the definitive agreement will be satisfied and that closing will occur. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. Please refer to the disclosure included in “Item 1A — Risk Factors” of Part II of this Quarterly Report on Form 10-Q and the disclosure under the heading “Item 1A – Risk Factors” of Part I and in the section captioned “Forward-looking statements” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 of AirNet Systems, Inc. (File No. 1-13025) for additional details relating to risk factors that could affect AirNet’s results and cause those results to differ materially from those expressed in the forward-looking statements.
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
Management has discussed the development and selection of AirNet’s critical accounting policies and estimates with the Audit Committee of AirNet Systems, Inc.’s Board of Directors and with AirNet’s independent registered public accounting firm. AirNet’s critical accounting policies have not changed significantly from the policies disclosed under the caption “Critical Accounting Policies and Estimates” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

AirNet’s audited consolidated financial statements for the fiscal year ended December 31, 2005, included in “Item 8 – Financial Statements and Supplementary Data” of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, contain additional disclosures regarding AirNet’s significant accounting policies and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of that Annual Report on Form 10-K includes a summary of AirNet’s critical accounting policies. The information appearing therein may be useful when reading this discussion and analysis of financial condition and results of operations.
Effective as of January 1, 2006, AirNet adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)). For detailed information regarding this pronouncement and the impact thereof on AirNet’s business, see Note 3 of the Notes to Condensed Consolidated Financial Statements included in “Item 1 – Financial Statements” of this Quarterly Report on Form 10-Q..
Purchase Agreement Related to Sale of Jetride’s Passenger Charter Business
On July 26, 2006, AirNet entered into a definitive purchase agreement with Pinnacle Air, LLC (“Pinnacle”) to sell Jetride’s passenger charter business for the aggregate consideration of $41.0 million in cash, of which $40.0 million is consideration for the sale of nine company-owned aircraft and related engine maintenance programs and $1.0 million is consideration for the sale of all of the outstanding capital stock of a newly created subsidiary, also called Jetride, Inc. (“New Jetride”). New Jetride will own certain related assets contributed to New Jetride by Jetride. AirNet will retain the working capital of the Jetride business as of the closing date. The transaction is subject to standard closing contingencies (including that there be no material adverse change in Jetride’s business) and the receipt of requisite assurances from the U.S. Federal Aviation Administration (the “FAA”) that New Jetride is deemed to possess the Part 135 air carrier operating certificate issued by the FAA with respect to Jetride’s passenger charter business and that the Part 135 air carrier operating certificate will continue to be operable by New Jetride upon and immediately after the transfer of the New Jetride capital stock to Pinnacle in connection with the closing of the sale transaction. The sale transaction is expected to close during AirNet’s third fiscal quarter of 2006. As a result of the transaction, AirNet expects to repay approximately $29 million of the term loans secured by the Jetride aircraft. Following repayment of Jetride’s debt, debt prepayment penalties, and payment of applicable taxes and expenses related to the transaction, AirNet plans to use the remaining net sale proceeds to further reduce the debt outstanding under its secured revolving credit facility.
Results of Operations
Financial Overview
Income from continuing operations benefited from significantly higher fuel surcharge revenues resulting from increases of approximately 33% and 32%, respectively, in the average fuel price on the OPIS index for the three and six month periods ended June 30, 2006 versus the same periods in 2005. The revenue increases were partially offset by higher ground courier, contracted air, and aircraft fuel expenses.
Income from discontinued operations reflects the revenues and expenses associated with Jetride – see Note 2 of the Notes to Condensed Consolidated Financial Statements. Total Passenger Charter Services revenues decreased approximately $2.6 million, or 30%, to $5.9 million and $5.1 million, or 29% to $12.7 million, for the three and six month periods ended June 30, 2006, respectively. The declines were primarily attributable to a reduction in flight hours, specifically the net loss of two Challenger passenger aircraft that were operated under management agreements in the comparable periods of 2005. The revenue declines were partially offset by decreased costs and expenses for Passenger Charter Services primarily related to a reduction in payments to owners of managed aircraft and reduced aircraft fuel expenses. The net loss before tax for the three and six months ended June 30, 2006 was $0.1 million and $0.5 million, respectively.
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
Net Revenues

	Three Months Ended				Increase (Decrease)		Six Months Ended				Increase (Decrease)
	June 30,				2006 to 2005		June 30,				2006 to 2005
Dollars in ’000’s		% of		% of				% of		% of
Net Revenues	2006	Total	2005	Total	$	%	2006	Total	2005	Total	$	%
Revenues Net of Excise Tax
Bank Services	$29,101	66%	$28,845	70%	$256	1%	$57,385	66%	$56,138	69%	$1,247	2%
Express Services	14,981	34%	12,428	30%	2,553	21%	29,025	33%	25,533	31%	3,492	14%
Aviation Services	272	0%	117	0%	155	132%	649	1%	284	0%	365	129%

Total Net Revenues	$44,354	100%	$41,390	100%	$2,964	7%	$87,059	100%	$81,955	100%	$5,104	6%

Net revenues increased as a result of significantly higher fuel surcharge revenues for the three and six month periods ended June 30, 2006 over the same periods in 2005.
AirNet generally assesses its bank services customers a fuel surcharge, which is based on the Oil Price Index Summary – Columbus, Ohio (OPIS-CMH index). As index rates increase above a set threshold, surcharge rates increase. The average fuel price on the OPIS index for the three and six month periods ended June 30, 2006 increased approximately 33% and 32%, respectively, over the comparable periods in 2005. AirNet also assesses most of its express services customers a fuel surcharge which is based on the OPIS index, which is adjusted monthly based on changes in the OPIS index.

AirNet expects the significant increases in fuel surcharge revenues for 2006 as compared to 2005 will lessen in the second half of 2006 because of the significant fuel price increases which occurred during the last six months in 2005.
Bank Services Revenues

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
Dollars in ‘000’s	June 30,		2006 to 2005		June 30,		2006 to 2005
Bank Services Revenues	2006	2005	$	%	2006	2005	$	%
Bank Services Revenues, Net of Federal Excise Tax Fees	$24,783	$26,003	$(1,220)	(5)%	$49,528	$51,185	$(1,657)	(3)%
Fuel Surcharge	4,318	2,842	1,476	52%	7,857	4,953	2,904	59%

Total Net Bank Services Revenues	$29,101	$28,845	$256	1%	$57,385	$56,138	$1,247	2%

Total net Bank Services revenues increased during the three and six month periods ended June 30, 2006 from those for the same periods in 2005 due to the significant increase in fuel surcharge revenues as a result of higher fuel prices experienced in 2006 and general price increases. There were the same number of flying days for the three and six month periods ended June 30, 2006 compared to the same periods of 2005. Bank Services shipments consist primarily of cancelled checks (checks processed for settlement), proof of deposit (unprocessed checks) and interoffice mail delivery. Cancelled check pounds shipped per flying day declined approximately 9% and 8%, respectively, for the three and six month periods ended June 30, 2006 compared to the same periods in 2005. Increases in proof of deposit and interoffice mail deliveries partially offset this decline resulting in a net decrease in total Bank Services pounds shipped per flying day of approximately 5% and 4%, respectively, for the three and six month periods ended June 30, 2006 compared to the same periods in 2005.
AirNet continues to evaluate its operational structure and associated costs to more closely align them with the expected declines in cancelled check volume and related revenue. However, given the high fixed cost nature of AirNet’s national airline network, it will become increasingly difficult to reduce costs in proportion to decreases in Bank Services revenues. AirNet continues to focus on additional services for banks, such as proof of deposit and interoffice mail delivery services, which provide additional revenue but at significantly lower revenue yields per pound than AirNet’s traditional cancelled check business.
Revenue yields per pound are similar for Bank Services and Express Services shipments; however, because the density of cancelled check shipments is much greater than the typical Express shipment, contribution margins on Bank shipments are substantially higher than Express shipments after considering the cubic dimension of shipments. Furthermore, due to the unscheduled nature of most Express shipments, pick-up and delivery costs per shipment are higher for Express shipments than Bank shipments. AirNet believes that lower check delivery volume as a result of the declining use of checks and electronic alternatives to the physical movement of cancelled checks will contribute to a significant reduction in Bank Services revenues and contribution margin in future periods. As Bank Services revenues decline, it will be necessary to reduce AirNet’s airline capacity because Express Services contribution margins are insufficient to support the operation of AirNet’s airline as presently configured.
Express Services Revenues

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
Dollars in ‘000’s	June 30,		2006 to 2005		June 30,		2006 to 2005
Express Services Revenues	2006	2005	$	%	2006	2005	$	%

Express Revenues — Non Charter	$9,130	$8,214	$916	11%	$18,061	$17,244	$817	5%

Express Revenues — Charter	3,589	3,621	(32)	(1)%	7,199	7,208	(9)	0%
Fuel Surcharge	2,593	1,012	1,581	156%	4,535	1,888	2,647	140%
Federal Excise Tax Fee	(331)	(419)	88	21%	(770)	(807)	37	5%

Net Express Services Revenues	$14,981	$12,428	$2,553	21%	$29,025	$25,533	$3,492	14%

Express Revenues – Non Charter represent revenues AirNet derives from shipments on AirNet’s airline, commercial airlines and point-to-point surface (ground only) shipments. The increases for the three and six month periods ended June 30, 2006 over the same time periods in 2005 primarily result from increases in revenues from shipments on commercial airlines and point-to-point surface shipments. Non Charter Express revenues derived from shipments transported via point-to-point surface increased approximately 33% and 12%, respectively, during the three and six month periods ended June 30, 2006 compared to the same periods in 2005. The increases were primarily attributed to increased shipping activity from a media/entertainment customer.
Express Revenues – Charters represent revenues AirNet derives from cargo charters transported on AirNet’s airline and on aircraft operated by other third parties. Charter revenues decreased less than 1% for both the three and six month periods ended June 30, 2006 compared to the same periods in 2005.
AirNet’s Express service offerings are positioned on the premium end of the market and are targeted towards shippers with special needs. Consequently, competitive pressures have led some customers to consider lower priced alternatives to AirNet’s Express Services. On May 15, 2006, AirNet received notice from an Express Services customer that the customer intended to terminate its current agreement with AirNet for air transportation services effective August 15, 2006. The customer indicated that it was terminating its current agreement with AirNet in anticipation of designing and implementing a new distribution model, which may result in changes to its current service schedule. The customer has met with AirNet to begin discussions regarding a new agreement with AirNet under which AirNet would provide air transportation services for the customer based upon the customer’s new distribution schedule. There can be no assurances that such an agreement will be entered into and, if so, whether the terms of such agreement would result in a decrease or increase in the amount of revenues received from this customer as compared to the amount under its existing agreement. During AirNet’s three and six month periods ended June 30, 2006, the revenues from the air transportation services for this customer accounted for approximately $0.7 million and $1.3 million of AirNet’s Express Services revenues (including $91,000 and $204,000 in fuel surcharge revenues), respectively. For the three and six month periods ended June 30, 2005, the air transportation services for this customer accounted for approximately $0.6 million and $1.3 million of AirNet’s Express Services revenues (including $44,000 and $107,000, in fuel surcharge revenues), respectively.
Higher fuel prices during the three and six month periods ended June 30, 2006 resulted in significantly higher fuel surcharge revenues compared to the same time periods in 2005.
Aviation Services
Aviation services revenues primarily relate to AirNet’s fixed base operation services for fuel sales and aircraft maintenance provided in Columbus, Ohio.
Costs and Expenses

	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
Dollars in ‘000’s	June 30,		2006 to 2005		June 30,		2006 to 2005
Costs and Expenses	2006	2005	$	%	2006	2005	$	%

Wages and benefits	$4,736	$4,971	$(235)	(5)%	$9,711	$10,091	$(380)	(4)%
Aircraft fuel	7,723	7,049	674	10%	14,715	13,281	1,434	11%
Aircraft maintenance	4,190	3,873	317	8%	8,285	7,677	608	8%
Contracted air costs	4,439	3,681	758	21%	8,608	6,932	1,676	24%
Ground courier	8,717	7,634	1,083	14%	16,896	15,475	1,421	9%
Depreciation	2,868	3,133	(265)	(8)%	5,751	6,249	(498)	(8)%
Insurance, rent and landing fees	2,112	2,244	(132)	(6)%	3,989	4,495	(506)	(11)%
Travel, training and other	1,147	1,356	(209)	(15)%	2,678	2,865	(187)	(7)%
Selling, general and administrative	4,772	4,893	(121)	(2)%	9,237	10,091	(854)	(8)%
Net gain on disposition of assets	(4)	(2)	(2)	100%	(12)	(52)	40	77%

Total Costs and Expenses	$40,700	$38,832	$1,868	5%	$79,858	$77,104	$2,754	4%

Total aircraft fuel expense increased as a result of higher fuel prices which were primarily caused by increased global demand and disruptions to supply. The average fuel price on the OPIS index for the three and six month periods ended June 30, 2006 increased approximately 33% and 32%, respectively, over the comparable periods in 2005. A portion of the aircraft fuel expense increase was offset by reduced fuel usage attributable to a decrease in hours flown of 9% and 13%, respectively, for the three and six month periods ended June 30, 2006 compared to the same periods in 2005. Because a portion of the decrease in hours flown was attributable to routes subcontracted to other carriers, part of the decrease in aircraft fuel expense was offset by increased contracted air costs.

Aircraft maintenance is primarily based on pre-determined inspection intervals determined by usage, hours flown, cycles and the number of aircraft take-offs and landings. Consequently, high use, older aircraft such as those in AirNet’s cargo fleet require greater maintenance than lower use, newer aircraft.
Aircraft maintenance expense primarily reflects the age of AirNet’s cargo fleet, including Learjets, which averaged approximately 24 years in service at the end of 2005. Given the age of the aircraft and the impairment charge taken on September 30, 2005, management determined that none of the major maintenance expenditures incurred after September 30, 2005, with the exception of engine maintenance, extended the useful life of the aircraft. Consequently, such expenditures were charged to aircraft maintenance expense. AirNet does not expect to make any capital additions to the aircraft fleet in 2006, with the exception of certain engine repairs and improvements and payments under manufacturer engine maintenance plans.
Contracted air costs include expenses associated with shipments transported on commercial airlines and costs to third-party aircraft operators for subcontracted air routes to support AirNet’s national air transportation network. Subcontracted charter expenses increased approximately $0.8 million and $1.5 million, respectively, for the three and six month periods ended June 30, 2006 compared to the same periods in 2005. These increases are primarily attributable to the additional routes outsourced to third-party operators and fuel surcharges from those vendors.
Ground courier costs increased $1.1 million and $1.4 million, respectively, for the three and six month periods ended June 30, 2006 compared to the same periods in 2005. AirNet’s Express customers are more costly to serve than AirNet’s traditional Bank customers due to more unscheduled pickup and delivery services and more geographically dispersed locations. AirNet has experienced higher ground courier costs from its vendors for the three and six month periods ended June 30, 2006 as fuel prices have increased. Additionally, ground courier costs have increased as a result of the increases in the number of point-to-point surface shipments compared to the same periods in 2005. Point-to-point surface shipments have a significantly higher ground courier expense to revenue ratio than shipments that are transported via AirNet aircraft or the commercial airlines.
Insurance, rent and landing fees decreased approximately $0.5 million, or 11%, in the six months ended June 30, 2006 compared to 2005 generally due to reduced landing and tie-down fees as a result of the decline in flight hours in the first six months of 2006 compared to 2005.
The decrease in selling, general and administrative costs for the six month period ended June 30, 2006 compared to 2005 is primarily due to decreases in outside consulting expenses of $0.4 million associated with AirNet’s use of an investment banker to evaluate various strategic alternatives to enhance shareholder value. The decrease is also attributable to decreases in other travel, consulting and advertising costs and expenses.
The decrease in interest expense of approximately $0.1 million for the three month period ended June 30, 2006 compared to the same period in 2005 primarily reflects the reduction in the average loan principal outstanding on AirNet’s revolving credit facility. The increase in interest expense of approximately $0.1 million for the six month period ended June 30, 2006 compared to 2005 primarily reflects the capitalization of interest related to the construction of the Rickenbacker Facility during the first quarter and a portion of the second quarter of 2005.
The provision for income taxes for the three month period ended June 30, 2006 increased approximately $0.6 million from the same period in 2005 as a result of higher income from continuing operations and a higher effective tax rate for the three month period ended June 30, 2006 as compared to 2005. The effective tax rate for the three month period ended June 30, 2006 and 2005 was 35.7% and 27.4%, respectively. The lower effective tax rate for the three month period ended June 30, 2005 was due to a change in the valuation allowance for deferred taxes.
Liquidity and Capital Resources
Cash flow from operating activities – Continuing Operations
Net cash provided by operating activities from continuing operations was approximately $8.2 million for the six months ended June 30, 2006, compared to approximately $9.9 million for the same period in 2005. The decrease in cash from operating activities was primarily due to changes in operating assets and liabilities related to an increase in receivables and the timing of cash disbursements.
Cash flow from operating activities – Discontinued Operations
The change in net cash provided by operating activities from discontinued operations for the six month periods ended June 30, 2006 and 2005 is primarily attributable to the decrease in net income and a decrease in accrued expenses related to a reduction in payments to owners of managed aircraft.

Financing Activities – Continuing Operations
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
The Amended Credit Agreement provided for a secured revolving credit facility of up to $35.0 million and a secured term loan in the aggregate amount of $14.0 million. The amount of revolving loans available under the Amended Credit Agreement was limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio. At June 30, 2006, as a result of the various timing and duration of short-term debt maturities, AirNet’s interest rates ranged from 6.0% to 8.0%.
As a result of the impairment charges recorded in September 2004 as described in Note 2 of the Notes to Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data” of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, AirNet was not in compliance with certain terms of the Amended Credit Agreement, including the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2004, and AirNet would not have been in compliance with the minimum consolidated tangible net worth requirement as of December 31, 2004. On November 12, 2004, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “First Change in Terms Agreement”). The First Change in Terms Agreement modified the fixed charge coverage ratio, the leverage ratio, and the minimum consolidated tangible net worth financial covenants in such a manner that, on a going-forward basis, the September 2004 impairment charges, in and of themselves, would not cause a default of these financial covenants in the future. At the same time as the First Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the September 2004 impairment charges.
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
On March 28, 2006, AirNet and its lenders entered into a “Fourth Change in Terms Agreement” extending the term of the secured revolving credit facility under the Amended Credit Agreement from October 15, 2006 to October 15, 2007. The Fourth Change in Terms Agreement also reduced the amount of the secured revolving credit facility from $30 million to $25 million, reduced the amount of annual capital expenditures permitted under the terms of the Amended Credit Agreement from $30 million to $20 million, and modified the calculation of the borrowing base by lowering the percentage of fixed assets AirNet may borrow against from 70% to 50% of their market value. As a result of the Fourth Change in Terms Agreement, amounts outstanding under the revolving credit facility at June 30, 2006 and December 31, 2005 are classified as long-term debt in the Condensed Consolidated Balance Sheets.
As of June 30, 2006, $13.5 million was outstanding under the secured revolving credit facility which is included in “Notes payable, less current portion” in the Condensed Consolidated Balance Sheet. In addition, AirNet had $1.3 million in letters of credit outstanding as of such date related to insurance programs, which reduced the amount available under the revolving credit facility. After giving effect to the Fourth Change in Terms Agreement, AirNet had approximately $10.2 million available to borrow under its secured revolving credit facility under the Amended Credit Agreement as of June 30, 2006.
On March 24, 2005, AirNet entered into a three-year term loan totaling $11.0 million with a fixed interest rate of 8.12%. This term loan is secured by seven Cessna Caravans and nine Learjet 35’s from AirNet’s cargo aircraft fleet. The aircraft securing this loan were released from the collateral securing the loans under the Amended Credit Agreement in accordance with the Second Change in Terms Agreement. The proceeds from this term loan were used to prepay in full AirNet’s term loan under the Amended Credit Agreement as described above. As of June 30, 2006, $8.9 million was outstanding under this term loan.
Financing Activities – Discontinued Operations
During the second quarter of 2004, Jetride entered into four seven-year term loans totaling $22.5 million with fixed interest rates of approximately 6.7%. In July 2004, Jetride financed two additional passenger charter Learjet 60’s for the Passenger Charter fleet at $5.0 million each with seven-year terms and fixed rates of approximately 6.5%, for a total of $32.5 million in financing related to AirNet’s Passenger Charter Services. As of June 30, 2006 and December 31, 2005, there was $28.8 million and $29.8 million, respectively, outstanding under all six loans. These term loans are secured by aircraft used in the Passenger Charter fleet. Each of the term loans is guaranteed by AirNet. AirNet incurred approximately $0.5 million and $1.0 million in interest expense in the three and six month periods ended June 30, 2006 related to the financing of the nine Passenger Charter aircraft under all six loans. At June 30, 2006, and December 31, 2005, the six term loans are classified as “Notes payable related to discontinued operations” in current liabilities in the Condensed Consolidated Balance Sheets. In accordance with the related loan agreements, these six term loans are expected to be repaid as a result of the planned sale of AirNet’s passenger charter business as described in Note 2 – Discontinued Operations of the Notes to Condensed Consolidated Financial Statements.
Investing Activities – Continuing Operations
Capital expenditures from continuing operations totaled $4.6 million for the three months ended June 30, 2006 versus $11.3 million for the same period in 2005. The 2006 expenditures were primarily for major aircraft engine overhauls. The 2005 expenditures were primarily for major aircraft engine overhauls, the Rickenbacker Facility, and periodic aircraft inspections. AirNet’s income from operations was used to finance the 2006 expenditures, while income from operations and the revolving credit facility had been used to finance the 2005 capital expenditures. AirNet anticipates it will spend between $10.0 million and $14.0 million in total capital expenditures in 2006.
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

AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand, borrowings in conjunction with the Amended Credit Agreement or other sources, including leasing. There were no material capital commitments at June 30, 2006.
AirNet maintains certain assets at Port Columbus for dispensing aviation fuel under the terms and conditions of a separate lease agreement (the “Fuel Farm Lease”). The Fuel Farm Lease requires AirNet to return the premises leased under the Fuel Farm Lease to their original condition at the termination of the lease. In lieu of returning the premises to their original condition, the Port Columbus Airport Authority (the “Authority”) may take title to any improvements constructed by AirNet on the leased premises. AirNet and the Authority have entered into discussions regarding the transfer of title of AirNet’s fuel farm assets to the Authority, which includes two underground fuel storage tanks. If the Authority declines to take title to the fuel farm assets, or if AirNet and the Authority are unable to reach acceptable terms and conditions regarding the transfer of the fuel farm assets to the Authority, AirNet will remove the fuel farm assets and return the premises to their original condition. As of June 30, 2006, AirNet had an accrual of approximately $0.1 million for the cost of returning the fuel farm premises to their original condition.
There have been no material changes in AirNet’s contractual obligations from those disclosed in AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Investing Activities – Discontinued Operations
Net cash was used in investing activities for discontinued operations for the six month periods ended June 30, 2006 and 2005 as a result of capital expenditures, primarily for aircraft engine overhauls, and, in addition, for the six month period ended June 30, 2005, capital expenditures for aircraft improvements.
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
As discussed above in “Purchase Agreement Related to the Sale of Jetride’s Passenger Charter Business,” the pending sale of Jetride’s passenger charter business to Pinnacle is subject to the receipt of requisite assurances from the FAA that New Jetride is deemed to possess the Part 135 air carrier operating certificate issued by the FAA with respect to Jetride’s passenger charter business and that the Part 135 air carrier operating certificate will continue to be operable by New Jetride upon and immediately after the transfer of the New Jetride capital stock to Pinnacle in connection with the closing of the sale transaction.
The U. S. Department of Transportation (“DOT”) and Transportation Security Administration (“TSA”) have regulatory authority concerning operational and security concerns in transportation, including safety, insurance and hazardous materials. AirNet holds various operational certificates issued by these agencies, including a DOT-SP 7060 special permit, which permits AirNet to transport higher volumes of time-critical radioactive pharmaceuticals than is allowed by the DOT for most carriers. On April 24, 2006, Transport Canada issued AirNet a “Permit for Equivalent Level of Safety”. The Permit for Equivalent Level of Safety is comparable to AirNet’s DOT-SP 7060 permit and allows AirNet to transport higher volumes of time-critical radioactive pharmaceuticals in Canada than is allowed by Transport Canada for other carriers.
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
On May 26, 2006, the TSA amended its regulations to enhance and improve the security of air cargo transportation. The new regulations impact all areas of air cargo transportation, including companies that maintain an IACSSP such as AirNet Management. The new regulations, which become effective on October 23, 2006, will require that AirNet Management modify its IACSSP and that both AirNet and AirNet Management implement new security procedures to remain in compliance with the TSA regulations. AirNet is in the process of evaluating the impact of the new regulations on its various security programs. AirNet expects that the required modifications to its security programs may be significant. Compliance with the new TSA regulations will likely increase AirNet’s cost of doing business. AirNet’s inability or failure to comply with new regulations could restrict AirNet’s ability to conduct certain portions of its business conducted on commercial airlines. AirNet is unable to estimate the cost of complying with the new regulations at this time.

AirNet is also subject to Food and Drug Administration regulation of AirNet’s transportation of pharmaceuticals and live animals. In addition to federal regulations, AirNet’s operations are subject to various state and local regulations, and in many instances, require permits and licenses from state authorities.
AirNet believes that AirNet, AirNet Management and Jetride have all permits, approvals and licenses required to conduct their respective operations and that they are in compliance with applicable regulatory requirements relating to their operations, including all applicable noise level regulations. Some of these permits, approvals and licenses are of limited duration and must be periodically renewed. The ability of AirNet, AirNet Management and Jetride to maintain these permits, approvals and licenses is conditioned upon continuing compliance with the rules and regulations under which such permits, approvals and licenses are granted.
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
In December of 2005, the Board dissolved the Special Committee and appointed a Strategy Committee to work with management on the ongoing business strategy and alternatives for AirNet to enhance shareholder value. The Strategy Committee, together with the full Board, determined that AirNet’s business strategy would include operating its businesses with emphasis on cash flows from operations while seeking other de-leveraging opportunities. The Board has elected to continue its engagement of BGL as its financial advisor on a month-to-month basis in connection with the development and evaluation of various strategies and opportunities to enhance shareholder value and de-leverage the business, including the sale of Jetride’s passenger charter business and the repayment of associated debt as discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements included in “Item 1 – Financial Statements” of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
AirNet had no “off-balance sheet” arrangements as of June 30, 2006, as that term is described by the Securities and Exchange Commission.
Seasonality and Variability in Quarterly Results
AirNet’s operations historically have been somewhat seasonal and somewhat dependent on the number of banking holidays falling during the quarter. Because financial institutions are currently AirNet’s principal customers, AirNet’s air transportation system is scheduled primarily around the needs of financial institution customers. When financial institutions are closed, AirNet does not operate a full air transportation system. AirNet’s fiscal quarter ending December 31 is often the most impacted by bank holidays (including Thanksgiving and Christmas) recognized by its primary customers. When these holidays fall on Monday through Thursday, AirNet’s revenues and net income are adversely affected. AirNet’s annual results fluctuate as well based on when holidays fall during the week over the course of the year. Operating results are also affected by the weather. AirNet generally experiences higher maintenance costs during its fiscal quarter ending March 31. Winter weather often requires additional costs for de-icing, hangar rental and other aircraft services.
ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk
Inflation and Interest Rates
AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business. AirNet’s primary market risk exposure relates to interest rate risk. At June 30, 2006, AirNet had a $13.5 million outstanding balance under its Amended Credit Agreement (described above in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”) subject to market rate changes in interest. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio. Assuming borrowing levels at June 30, 2006, a one hundred basis point change in interest rates would impact net interest expense by approximately $135,000 per year.
Fuel Surcharge
AirNet generally assesses its bank services customers a fuel surcharge which is based on the Oil Price Index Summary – Columbus, Ohio (OPIS-CMH Index). Fuel surcharges are assessed to Bank and Express Services customers as a percentage of transportation charges. As index rates increase above established base rates, AirNet increases the fuel surcharge percentage applied to the transportation charges. AirNet also assesses most of its express services customers a fuel surcharge which is based on the OPIS index, which is adjusted monthly based on changes in the OPIS index.
ITEM 4 – Controls and Procedures
Evaluation of Disclosure Controls and Procedures
With the participation of the Chairman of the Board, Chief Executive Officer and President (the principal executive officer) and the Chief Financial Officer, Treasurer and Secretary (the principal financial officer) of AirNet, AirNet’s management has evaluated the effectiveness of AirNet’s disclosure controls and procedures (defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, AirNet’s Chairman of the Board, Chief Executive Officer and President and AirNet’s Chief Financial Officer, Treasurer and Secretary have concluded that:
•	information required to be disclosed by AirNet in this Quarterly Report on Form 10-Q and the other reports that AirNet files or submits under the Exchange Act would be accumulated and communicated to AirNet’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	information required to be disclosed by AirNet in this Quarterly Report on Form 10-Q and the other reports that AirNet files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms; and

•	AirNet’s disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to AirNet and its consolidated subsidiaries is made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q is being prepared.
Changes in Internal Control Over Financial Reporting
There were no changes in AirNet’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during AirNet’s fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, AirNet’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 – Legal Proceedings
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

In prior years, AirNet used a significant number of independent contractors as couriers to pick up and deliver its packages. During 2004, the California Employment Development Department (the “EDD”) concluded an employment tax audit of AirNet’s operations in California. As a result of its audit, the

EDD concluded that certain independent contractors used by AirNet should be reclassified as employees. Based upon such reclassification, the EDD proposed a $53,061 assessment against AirNet under Section 1127 of the California Unemployment Insurance Code. After receipt of the proposed assessment, AirNet filed a Petition for Reassessment with the California Unemployment Insurance Appeals Board. Since the filing of the Petition for Reassessment, AirNet has submitted further documentation to the EDD to reduce the assessment based upon employment taxes paid directly to the State of California by the affected independent contractors. No hearing has been scheduled with regard to AirNet’s Petition for Reassessment.

Other than the items noted above, there are no pending legal proceedings involving AirNet and its subsidiaries other than routine litigation incidental to their respective business. In the opinion of AirNet’s management, these proceedings should not, individually or in the aggregate, have a material adverse effect on AirNet’s results of operations or financial condition.
ITEM 1A – Risk Factors
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “Item 1A – Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”), we included a detailed discussion of our risk factors. The following additional risk factor should be read in conjunction with the other information set forth in this Quarterly Report on Form 10-Q as well as the risk factors disclosed in the 2005 Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 31, 2006 and available at www.sec.gov.

The conditions to the consummation of the sale of the Jetride passenger charter business to Pinnacle required by the definitive purchase agreement may not be satisfied.

The pending sale of Jetride’s passenger charter business to Pinnacle is subject to standard closing conditions (including that there be no material adverse change in Jetride’s business) and receipt of requisite assurances from the FAA that New Jetride is deemed to possess the Part 135 air carrier operating certificate issued by the FAA with respect to Jetride’s passenger charter business and that the Part 135 air carrier operating certificate will continue to be operable by New Jetride upon and immediately after the transfer of the New Jetride capital stock to Pinnacle in connection with the closing of the sale transaction. While AirNet expects to be able to close the sale of the Jetride passenger charter business to Pinnacle, there can be no assurance that the closing conditions, as well as the FAA assurances, required by the definitive purchase agreement will be satisfied and that the closing will occur.

The foregoing could materially affect our business, financial condition or future results. These risk factors are not the only risks facing AirNet. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	Neither AirNet Systems, Inc. nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of AirNet Systems, Inc. during the fiscal quarter ended June 30, 2006. On February 18, 2000, AirNet Systems, Inc. announced a stock repurchase plan under which up to $3.0 million of its common shares may be repurchased from time to time. These repurchases may be made in open market transactions or through privately negotiated transactions. As of June 30, 2006, AirNet Systems, Inc. had the authority to repurchase approximately $0.6 million of its common shares under this stock repurchase plan.
ITEM 3 – Defaults Upon Senior Securities. Not Applicable
ITEM 4 – Submission of Matters to a Vote of Security Holders.
(a) The Annual Meeting of Shareholders (the “2006 Annual Meeting”) of AirNet Systems, Inc. was held on August 3, 2006. The number of common shares of AirNet Systems, Inc. outstanding and entitled to vote at the 2006 Annual Meeting was 10,157,500. The number of common shares represented in person or by proxy at the 2006 Annual Meeting was 9,831,667.
(b) Directors elected at the 2006 Annual Meeting for terms expiring at the 2007 Annual Meeting of Shareholders:

Director	For	Withheld
Joel E. Biggerstaff	7,136,312	2,695,355
James M. Chadwick	9,501,464	330,203
Russell M. Gertmenian	9,517,586	314,081
Gerald Hellerman	9,465,401	366,266
Bruce D. Parker	9,465,791	365,876
James E. Riddle	9,515,754	315,913
ITEM 5 – Other Information — None
ITEM 6 – Exhibits
Exhibits:

Exhibit No.	Description
2	Purchase Agreement dated as of July 26, 2006, among Jetride, Inc., an Ohio Corporation, Pinnacle Air, LLC, a Delaware Limited Liability Company, and AirNet Systems, Inc., an Ohio Corporation (Incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of AirNet Systems, Inc. dated and filed July 28, 2006 (SEC File No. 001-13025))

14	Code of Business Conduct and Ethics, as revised on August 2, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

AIRNET SYSTEMS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRNET SYSTEMS, INC.

Dated: August 9, 2006	By:	/s/ Gary W. Qualmann

Gary W. Qualmann,
Chief Financial Officer, Treasurer and Secretary
(Duly Authorized Officer)
(Principal Financial Officer)

Dated: August 9, 2006	By:	/s/ Ray L. Druseikis

Ray L. Druseikis,
Vice President of Finance and Controller
(Duly Authorized Officer)
(Principal Accounting Officer)

AIRNET SYSTEMS, INC.
INDEX TO EXHIBITS

Exhibit No.	Description
14	Code of Business Conduct and Ethics, as revised on August 2, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)