Form 10-Q
period 2006-09-30
AIRNET SYSTEMS INC
filed 2006-11-14
CIK 1011696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
      ☐ Yes     ☑ No
As of November 7, 2006, 10,165,768 of the Registrant’s common shares, par value $0.01, were outstanding.

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except par value data	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,068	$1,590
Accounts receivable, less allowances	23,569	21,103
Taxes receivable	—	1,786
Deposits and prepaids	3,395	2,338
Assets related to discontinued operations	3,195	42,231
Assets held for sale	390	390

Total current assets	31,617	69,438

Net property and equipment	27,653	53,701

Deposits and other assets	56	154

Total assets	$59,326	$123,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,329	$10,037
Salaries and related liabilities	3,356	4,719
Current portion of notes payable	1,892	1,781
Taxes payable	3,725	—
Deferred income taxes	—	124
Notes payable related to discontinued operations	—	29,780
Other liabilities related to discontinued operations	950	704

Total current liabilities	19,252	47,145

Notes payable, less current portion	8,036	24,458
Deferred income taxes	—	5,311

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,763 issued at September 30, 2006 and December 31, 2005, respectively	128	128
Additional paid-in-capital	76,214	76,318
Retained deficit	(20,906)	(6,454)
Accumulated other comprehensive loss	(13)	(13)
Treasury shares, 2,602 and 2,614 common shares held at cost at September 30, 2006 and December 31, 2005, respectively	(23,385)	(23,600)

Total shareholders’ equity	32,038	46,379

Total liabilities and shareholders’ equity	$59,326	$123,293

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

In thousands, except per share data	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
NET REVENUES, NET OF EXCISE TAX
Bank services	$27,559	$29,126	$84,944	$85,264
Express services	15,243	13,569	44,268	39,102
Aviation services	185	153	834	437

Total net revenues	42,987	42,848	130,046	124,803

COSTS AND EXPENSES
Wages and benefits	4,719	4,883	14,430	14,974
Aircraft fuel	7,411	6,955	22,125	20,236
Aircraft maintenance	3,737	3,855	12,021	11,532
Contracted air costs	3,968	3,552	12,576	10,484
Ground courier	9,517	7,886	26,414	23,361
Depreciation	2,663	3,115	8,415	9,364
Insurance, rent and landing fees	2,045	2,250	6,034	6,745
Travel, training and other	1,253	1,426	3,931	4,291
Selling, general and administrative	3,686	4,707	12,923	14,798
Net (gain) loss on disposition of assets	(80)	36	(92)	(16)
Impairment of assets	24,560	16,073	24,560	16,073

Total costs and expenses	63,479	54,738	143,337	131,842

Income (loss) from continuing operations before interest and income taxes	(20,492)	(11,890)	(13,291)	(7,039)

Interest expense	249	548	1,222	1,377

Income (loss) from continuing operations before income taxes	(20,741)	(12,438)	(14,513)	(8,416)
Benefit for income taxes	(2,311)	(4,663)	(44)	(3,127)

Net income (loss) from continuing operations	(18,430)	(7,775)	(14,469)	(5,289)

Income (loss) from discontinued operations
(including 2006 gain on sale of $610, net of tax)	313	(158)	17	927

Net income (loss)	$(18,117)	$(7,933)	$(14,452)	$(4,362)

Income (loss) per common share — basic and diluted:
Continuing operations	$($1.82)	$(0.77)	$(1.43)	$(0.52)
Discontinued operations	0.03	(0.01)	0.00	0.09

Net income (loss) per common share — basic and diluted	$($1.79)	$(0.78)	$(1.43)	$(0.43)

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

In thousands	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net income (loss) from continuing operations	($14,469)	($5,289)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation	8,415	9,364
Impairment of assets	24,560	16,073
Deferred income taxes	(5,311)	(3,080)
Stock-based compensation expense	87	—
Other, net		159
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(2,466)	(2,230)
Taxes receivable or payable	5,511	(169)
Deposits and prepaids	(1,057)	(358)
Accounts payable and accrued expenses	(708)	(476)
Salaries and related liabilities	(1,363)	(19)
Deferred income taxes	(124)	—
Other, net	—	509

Net cash provided by continuing operations	13,075	14,484
Net cash provided by discontinued operations	2,196	3,287

Net cash provided by operating activities	15,271	17,771

Investing activities:
Purchases of property and equipment — net	(6,927)	(14,978)

Net cash used in continuing operations	(6,927)	(14,978)
Net cash provided by (used in) discontinued operations	37,103	(2,023)

Net cash provided by (used in) investing activities	30,176	(17,001)

Financing activities:
Proceeds from incentive stock plan programs	122	122
Net borrowings (repayments) of debt	(16,311)	2,988

Net cash provided by (used in) continuing operations	(16,189)	3,110
Net cash provided by (used in) discontinued operations	(29,780)	(1,438)

Net cash provided by (used in) financing activities	(45,969)	1,672

Net increase (decrease) in cash	(522)	2,442
Cash and cash equivalents at beginning of period	1,590	1,086

Cash and cash equivalents at end of period	$1,068	$3,528

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
AirNet Systems, Inc. (“AirNet”) is a specialty air carrier for time-sensitive deliveries, operating between most major U.S. cities each working day. AirNet is the leading transporter of cancelled checks and related information for the U.S. banking industry. AirNet also provides specialized, high-priority delivery services to customers, primarily those involved in the life sciences and entertainment industries. AirNet also provided private passenger charter services through its wholly-owned subsidiary, Jetride, Inc. (“Jetride”). The Jetride passenger charter business was sold on September 26, 2006 as described in Note 3 below.
The accompanying condensed consolidated financial statements include the accounts of AirNet Systems, Inc. and its subsidiaries. These financial statements are unaudited and have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted as permitted by the instructions for Form 10-Q. The Balance Sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results for the full year.
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
In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which clarifies the accounting for uncertain tax positions and provides guidance on required disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. AirNet is evaluating FIN 48 to determine what impact, if any, it will have on AirNet upon adoption.
Certain reclassifications have been made in the prior year’s financial statements to conform to the presentation for the three and nine month periods ended September 30, 2006.
2. Impairment of Assets
AirNet recognizes impairment losses on long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). AirNet recognizes impairment losses on long-lived assets when events or changes in circumstances indicate, in management’s judgment, that AirNet’s assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets. The carrying value of the assets not recoverable is reduced to estimated fair market value if lower than carrying value. In determining the estimated fair market value of the assets, AirNet considers information provided by third party valuation firms retained to assist AirNet in completing its analysis, published market data, recent transactions involving sales of similar assets and, at September 30, 2005, the letter of intent for the sale of AirNet that was announced on October 26, 2005.
September 30, 2006 Asset Impairment Charge
AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank Services customers. As a result of accelerating trends in the implementation of electronic payment alternatives and electronic alternatives to the physical movement of cancelled checks, as of September 30, 2006, Airnet evaluated for impairment its long-lived assets used in its airline operations, consisting primarily of aircraft, aircraft parts and its airport hangar and office facility located at Rickenbacker International Airport (the “Rickenbacker Facility”). The undiscounted cash flows estimated to be generated by those assets including disposal values were less than the related carrying values and therefore, pursuant to the requirements of SFAS No. 144, the estimated fair values of these assets were compared to carrying value and the carrying values were reduced by a $24.6 million non-cash impairment charge. As a result of AirNet’s evaluation of the required valuation allowance for deferred tax assets, no tax benefit was recognized related to this impairment charge as described in Note 7 below.
The determination of undiscounted cash flows involves estimates of future cash flows, revenues, operating expenses and disposal values. The projections of these amounts represent management’s best estimates at the time of the review. Management’s estimates are significantly affected by the continuing uncertainty of the timing and rate of decline in Bank Services revenues that are being impacted by the implementation of electronic alternatives to the physical movement of cancelled checks and AirNet’s potential to grow other lines of cargo business as alternative sources of revenues. AirNet will continue to explore cost saving initiatives and alternative sources of revenue; however, in accordance with the provisions of SFAS No. 144, until such strategies are developed, AirNet has assigned minimal probabilities to those strategies in AirNet’s determination of future undiscounted cash flows. In the absence of additional cost saving initiatives or alternative sources of revenue, it is likely that future determinations of estimated cash flows will be less than the carrying value of AirNet’s long lived assets. As a result, AirNet will be required to monitor the carrying value of its long lived assets relative to estimated fair values in future periods.
The impairment charge was based on a range of estimated fair values provided by third party appraisal firms. The range of appraised fair values related to AirNet’s long lived assets was approximately $49.7 million to $27.7 million reflecting different market factors, holding periods and possible asset disposition scenarios that potentially could be elected by AirNet as it evaluates its strategies in response to the current business environment. Because of the current uncertainties in the business environment, management determined that the low end of the range of fair values is the appropriate estimate of fair value at this time and has written down the carrying value of AirNet’s long lived assets to approximately $27.7 million. The determination of the adjusted carrying value is a management estimate based upon the third party appraisals and the subjective factors discussed above. It is possible that the future sales of assets, if any, could be greater than or less than current carrying values. Further, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, additional impairment charges may be required.
September 30, 2005 Asset Impairment Charge
AirNet also recorded an impairment charge in the three month period ended September 30, 2005. On October 26, 2005, AirNet announced that it had entered into a letter of intent for its sale in a going private transaction at $4.55 per share. Since the price per share in the letter of intent was less than AirNet’s net book value per share, AirNet performed the impairment tests required by SFAS No. 144 for the quarter ended September 30, 2005 and concluded that its long-lived assets used in its Delivery Services segment were impaired. Accordingly, a non-cash charge of $16.1 million ($10.0 million net of tax) was recorded as of September 30, 2005. The impairment charge was based upon the estimated fair values of the long-lived assets in AirNet’s airline operations derived from published sources, information provided by a third party valuation firm retained to assist AirNet in completing its analysis, and the discount inherent in the price per share set forth in the letter of intent.
3. Discontinued Operations
On July 26, 2006, AirNet, Jetride, and Pinnacle Air, LLC (“Pinnacle”) entered into a purchase agreement regarding the sale of Jetride’s passenger charter business to Pinnacle (the “Purchase Agreement”). The sale was completed on September 26, 2006. The purchase price was $41.0 million in cash, of which $40.0 million was consideration for the sale of nine company-owned aircraft and related engine maintenance programs and $1.0 million was consideration for the sale of all of the outstanding capital stock of a newly created subsidiary, also called Jetride, Inc. (“New Jetride”). Of the total consideration, $40.0 million was paid at closing and $1.0 million was paid into escrow to cover indemnification claims which may be made by Pinnacle for up to eighteen months after the closing. To the extent the escrow amount is not used to satisfy indemnification claims, the escrow amount will be released to AirNet in two installments approximately six and twelve months after the closing. AirNet retained the net working capital of the Jetride business, which was approximately $2.2 million as of the closing date. In connection with the closing of the sale of the Jetride passenger charter business, Jetride repaid approximately $28.2 million of aggregate principal outstanding on the aircraft debt plus accrued interest and early termination prepayment penalties of approximately $0.3 million. Upon payment of expenses related to the transaction, AirNet used the remaining net sale proceeds to further reduce the debt outstanding under its secured revolving credit facility.
In accordance with SFAS No. 144, AirNet has classified the assets and liabilities of Passenger Charter Services as assets and liabilities related to discontinued operations and presented its results of operations as discontinued operations for all periods presented.
Revenues from Passenger Charter Services, included in discontinued operations, for the three and nine month periods ended September 30, 2006, were $4.2 million and $16.8 million, respectively, compared to $5.2 million and $23.1 million, respectively, for the comparable periods in 2005.
Income from discontinued operations before income taxes for the three and nine month periods ended September 30, 2006 was $0.5 million and $0.0 million, respectively, compared to a loss of $0.3 million and income of $1.4 million for the comparable periods in 2005.
As a result of the disposition of Passenger Charter Services, AirNet has only one reportable segment.
In February 2006, AirNet decided to market for sale all nine of the Cessna 310 Piston cargo aircraft as a result of the need to reduce its airline capacity. At that date, AirNet determined that the plan of sale criteria of SFAS No. 144 had been met. The carrying value of the assets was determined to approximate the estimated fair value less cost to sell, based on recent aircraft appraisals. The carrying value of the aircraft approximates $0.4 million, and is classified in “Assets held for sale” in the Condensed Consolidated Balance Sheet.
4. Stock Plans and Awards
At September 30, 2006, AirNet had two stock-based employee and director compensation plans, the Amended and Restated 1996 Incentive Stock Plan and the 2004 Stock Incentive Plan. Through December 31, 2005, AirNet accounted for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation". Effective January 1, 2006, AirNet adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123(R) eliminates the ability to account for share-based compensation transactions, as AirNet formerly did, using the intrinsic value method as prescribed by APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the condensed consolidated statements of operations.
AirNet adopted FAS 123(R) using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006. AirNet’s condensed consolidated statements of operations as of and for the three and nine month periods ended September 30, 2006 reflects the impact of adopting FAS 123(R). In accordance with the modified prospective transition method, the condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).
Stock-based compensation expense recognized during the three and nine month periods ended September 30, 2006, is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statements of operations during the three and nine month periods ended September 30, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 148. Although there have been no grants of stock-based payment awards subsequent to December 31, 2005, compensation expense for the stock-based payment awards which may be granted subsequent to December 31, 2005 will be based on the grant date fair value estimated in accordance with FAS 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to 2006, AirNet accounted for forfeitures as they occurred.
Impact of the Adoption of FAS 123(R)
Currently, AirNet uses the Black-Scholes option pricing model to estimate the value of stock options granted to employees and directors for purposes of computing the stock-based compensation expense and disclosures required by FAS 123(R). During the three and nine month periods ended September 30, 2006, AirNet recognized stock-based compensation expense of approximately $28,000 and $87,000, respectively (approximately $18,000 and $54,000 net of tax, respectively) related to the vesting of outstanding stock options according to the provisions of FAS 123(R), using the modified prospective transition method. Basic and diluted net income (loss) per share for the three and nine month periods ended September 30, 2006 did not change as a result of the adoption of FAS 123(R).

The following table illustrates the effect on operating results and per share information had AirNet accounted for share-based compensation expense in accordance with FAS 123(R) for the periods indicated (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Income (loss) from continuing operations	$(7,775)	$(5,289)
Income (loss) from discontinued operations, net of tax	(158)	927

Net income (loss), as reported	$(7,933)	$(4,362)

Deduct: Total stock-based employee and director compensation expense determined under fair value method for all awards, net of related tax effects	(39)	(93)

Pro forma net income (loss)	$(7,972)	$(4,455)

Net income (loss) per common share — basic and diluted:
Income (loss) per common share from continuing operations	$(0.77)	$(0.52)
Income (loss) per common share from discontinued operations, net of tax	$(0.01)	$0.09

Net income (loss) per common share	$(0.78)	$(0.43)

The fair value of the stock options is estimated at the date of grant using the Black-Scholes option pricing model. There were no grants of stock-based payment awards during the three and nine month periods ended September 30, 2006. In July 2005, non-qualified stock options covering 20,000 common shares were automatically granted under the terms of the 2004 Plan to each of Messrs. Hellerman and Chadwick as new Directors of AirNet. No other stock options were issued in the nine month period ended September 30, 2005. Total unamortized stock-based compensation expense for outstanding stock options was approximately $0.1 million at September 30, 2006 and is expected to be recognized over a period of 2.8 years.
5. Income (loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Income (loss) from continuing operations	$(18,430)	$(7,775)	$(14,469)	$(5,289)
Income (loss) from discontinued operations, net of tax	313	(158)	17	927

Net income (loss)	$(18,117)	$(7,933)	$(14,452)	$(4,362)

Denominator:
Basic — weighted average common shares outstanding	10,141	10,132	10,137	10,144

Diluted
Dilutive effect of stock options—employees, officers, and directors	—	—	—	—

Adjusted weighted average common shares outstanding	10,141	10,132	10,137	10,144

Net income (loss) per common share — basic and diluted:
Income (loss) from continuing operations	$(1.82)	$(0.77)	$(1.43)	$(0.52)
Income (loss) from discontinued operations, net of tax	0.03	(0.01)	0.00	0.09

Net income (loss) per common share	$(1.79)	$(0.78)	$(1.43)	$(0.43)

Common shares subject to outstanding stock options excluded from the adjusted weighted average common shares outstanding calculation were approximately 733,000 and 594,000 for the three and nine month periods ended September 30, 2006 and 2005, respectively. These stock options were antidilutive and excluded from the calculation because the exercise prices of these stock options were greater than the average fair market value of the underlying common shares in the respective periods.

6. Bank Financing Matters
Term Notes and Revolving Credit Facility
In September 2002, AirNet entered into a $35.0 million unsecured revolving credit facility and a five-year $20.0 million unsecured term loan (collectively, the “Credit Agreement”). The term loan required quarterly installments of $1.0 million beginning in December 2002 and continuing through September 30, 2007. The revolving credit facility under the Credit Agreement was originally scheduled to expire on September 30, 2005 and the term loan was to mature on September 30, 2007.
On May 28, 2004, AirNet and its lenders amended the terms and conditions of the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement has been further amended by the First, Second, Third, Fourth and Fifth Change in Terms Agreements as described below. The Amended Credit Agreement is secured by a first lien on all of the property of AirNet and its subsidiaries, other than any interest in real estate and certain excluded fixed assets. AirNet also pledged the stock and interests of its subsidiaries to secure the loans under the Amended Credit Agreement, and each of AirNet’s subsidiaries guaranteed AirNet’s obligations under the Amended Credit Agreement. The Amended Credit Agreement permits AirNet and its subsidiaries to incur other indebtedness for the purpose of purchasing or refinancing aircraft and related tangible fixed assets, subject to certain annual limitations. The Amended Credit Agreement contains limitations on operating leases, indebtedness, significant corporate changes including mergers and sales of assets, investments in subsidiaries and acquisitions, liens, capital expenditures, transactions with affiliates, sales of accounts receivable, sale and leaseback transactions and other off-balance sheet liabilities, contingent obligations and hedging transactions. The Amended Credit Agreement also contains certain financial covenants that require AirNet to maintain a minimum consolidated tangible net worth and to not exceed certain fixed charge coverage and leverage ratios specified in the Amended Credit Agreement.
The Amended Credit Agreement provided for a secured revolving credit facility of up to $35.0 million and a secured term loan in the aggregate amount of $14.0 million. The amount of revolving loans available under the Amended Credit Agreement was limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible inventory, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit. The Amended Credit Agreement specifies interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio. At September 30, 2006, as a result of the various timing and duration of short-term debt maturities, AirNet’s interest rates ranged from 6.7% to 8.3%.
As a result of the impairment charges recorded in September 2004 as described in Note 2 of the Notes to Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data” of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, AirNet was not in compliance with certain terms of the Amended Credit Agreement, including the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2004, and AirNet would not have been in compliance with the minimum consolidated tangible net worth requirement as of December 31, 2004. On November 12, 2004, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “First Change in Terms Agreement”). The First Change in Terms Agreement modified the fixed charge coverage ratio, the leverage ratio, and the minimum consolidated tangible net worth financial covenants in such a manner that, on a going-forward basis, the September 2004 impairment charges, in and of themselves, would not cause a default of these financial covenants in the future. At the same time as the First Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the September 2004 impairment charges.
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
On March 28, 2006, AirNet and its lenders entered into a “Fourth Change in Terms Agreement” extending the term of the secured revolving credit facility under the Amended Credit Agreement from October 15, 2006 to October 15, 2007. The Fourth Change in Terms Agreement also reduced the amount of the secured revolving credit facility from $30 million to $25 million, reduced the amount of annual capital expenditures permitted under the terms of the Amended Credit Agreement from $30 million to $20 million, and modified the calculation of the borrowing base by lowering the percentage of fixed assets AirNet may borrow against from 70% to 50% of their market value. As a result of the Fourth Change in Terms Agreement, amounts outstanding under the secured revolving credit facility at September 30, 2006 and December 31, 2005 are classified as long-term debt in the Condensed Consolidated Balance Sheets.
As a result of the impairment charge recorded as of September 30, 2006 as described in Note 2 above, AirNet was not in compliance with certain terms of the Amended Credit Agreement, including the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2006, and AirNet would not have been in compliance with the minimum consolidated tangible net worth requirement as of December 31, 2006. On November 10, 2006, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “Fifth Change in Terms Agreement”). The Fifth Change in Terms Agreement modified the fixed charge coverage ratio, the leverage ratio, and the minimum consolidated tangible net worth financial covenants in such a manner that, on a going-forward basis, the impairment charge recorded as of September 30, 2006, in and of itself, would not cause a default of these financial covenants in the future. The Fifth Change in Terms Agreement also reduced the amount of the secured revolving credit facility from $25 million to $15 million. At the same time as the Fifth Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the September 2006 impairment charge.
As of September 30, 2006, $1.5 million was outstanding under the secured revolving credit facility which is included in “Notes payable, less current portion” in the Condensed Consolidated Balance Sheet. In addition, AirNet had approximately $1.0 million in letters of credit outstanding as of such date related to insurance programs, which reduced the amount available under the revolving credit facility. After giving effect to the Fifth Change in Terms Agreement, AirNet had approximately $12.5 million available to borrow under its secured revolving credit facility under the Amended Credit Agreement as of September 30, 2006.
Other Term Notes
On March 24, 2005, AirNet entered into a three-year term loan totaling $11.0 million with a fixed interest rate of 8.12%. This term loan is secured by seven Cessna Caravans and nine Learjet 35’s from AirNet’s cargo aircraft fleet. The aircraft securing this loan were released from the collateral securing the loans under the Amended Credit Agreement in accordance with the Second Change in Terms Agreement. The proceeds from this term loan were used to prepay in full AirNet’s term loan under the Amended Credit Agreement as described above. As of September 30, 2006, approximately $8.4 million was outstanding under this term loan.
Term Loans — Discontinued Operations
In connection with the closing of the sale of the Jetride passenger charter business on September 26, 2006 Jetride repaid in full six term loans which had been (a) secured by aircraft used in the Jetride passenger charter business, and (b) guaranteed by AirNet. In June 2004, Jetride entered into four of the term loans, each with a seven-year term and a fixed interest rate of approximately 6.7%. In July 2004, Jetride entered into the other two term loans, each with a seven-year term and a fixed interest rate of approximately 6.5%. As of September 26, 2006 and December 31, 2005, there was an aggregate principal amount of approximately $28.2 million and $29.8 million, respectively, outstanding under the six loans. In addition to the outstanding principal amount, Jetride paid approximately $0.3 million in accrued interest and early termination prepayment penalties through the repayment date. Each of the loan documents and corresponding security and guaranty agreements entered into in connection with the six term loans was terminated upon repayment of the underlying term loans at the closing.
7. Income Taxes
As required by SFAS 109, “Accounting for Income Taxes”, AirNet establishes a valuation allowance against its deferred tax assets if it is “more likely than not” that those deferred tax assets will not be realized.
As of September 30, 2006, AirNet’s deferred tax assets substantially consist of an approximately $11 million asset related to lower book versus tax carrying values of its aircraft assets primarily attributable to the book impairment charges recognized in the current and prior periods that are not currently deductible for tax purposes (see Note 2) and approximately $1.7 million related to net operating loss and alternative minimum tax credit carryforwards generated in prior periods. AirNet has determined that as of September 30, 2006 the “more likely than not” threshold under SFAS 109 has not been met and therefore has recognized a tax charge of $9.7 million in the three month period ended September 30, 2006 to provide a full valuation allowance against its remaining net deferred tax asset.
During the three month period ended September 30, 2006, the sale of Jetride (see Note 3) generated a tax gain that resulted in AirNet being able to utilize approximately $4 million of net operating loss carryforwards and alternative minimum tax credits that were previously unrecognized due to a full valuation allowance provided for in prior periods. During the three month period ended September 30, 2006 the valuation allowance against these items was reduced by the tax effected amount of the expected utilization of these tax benefits in 2006.
The net effect of the aforementioned increase and decrease in the valuation allowance for deferred tax assets resulted in a $5.7 million increase in the valuation allowance for deferred tax assets being recognized in the three month period ended September 30, 2006. The difference between the effective income tax rate and the federal statutory income tax rate for the three and nine month periods ended September 30, 2006 is primarily attributable to the net change in the valuation allowance as described above.
8. Contingencies
In September 2005, AirNet relocated its corporate and operational headquarters from 3939 International Gateway in Columbus, Ohio (the “Port Columbus Facility”) to its new facility at Rickenbacker International Airport (the “Rickenbacker Facility”). AirNet’s lease of its Port Columbus Facility expired August 31, 2005.
AirNet also maintained certain assets at Port Columbus for dispensing aviation fuel under the terms and conditions of a separate lease agreement (the “Fuel Farm Lease”). The Fuel Farm Lease required AirNet to return the premises leased under the Fuel Farm Lease to their original condition upon the termination of the lease. In lieu of returning the premises to their original condition, the Fuel Farm Lease provided that the Port Columbus Airport Authority (the “Authority”) could take title to any improvements constructed by AirNet on the leased premises. On August 17, 2006, AirNet conveyed all of its fuel farm assets to the Authority for $1 and a release of any future liabilities associated with the Fuel Farm Lease and the fuel farm assets, other than any liabilities related to environmental conditions which may be imposed by any governmental agency. The Fuel Farm Lease also was terminated on August 17, 2006. As a result of the conveyance of the fuel farm assets to the Authority and the termination of the Fuel Farm Lease, AirNet was relieved of its obligation to return the leased premises to their original condition.

AIRNET SYSTEMS, INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Safe Harbor Statement
Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet’s management, are forward-looking statements that involve risks and uncertainties. When used in this document, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “may”, “plan(s)”, “project” and similar expressions are intended to be among statements that identify forward-looking statements. Such statements involve risks and uncertainties which could cause actual results to differ materially from any forward-looking statement. The following factors, in addition to those included in the disclosure under the heading “Item 1A — Risk Factors” of Part II of this Quarterly Report on Form 10-Q and the disclosure under the heading “Item 1A — Risk Factors” of Part I of AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, could cause actual results to differ materially from those expressed in our forward-looking statements: potential regulatory changes by the Federal Aviation Administration (“FAA”), Department of Transportation (“DOT”) and Transportation Security Administration (“TSA”), which could increase the regulation of AirNet’s business, or the Federal Reserve, which could change the competitive environment of transporting cancelled checks; changes in check processing and shipment patterns of bank customers; the continued acceleration of migration of AirNet’s bank customers to electronic alternatives to the physical movement of cancelled checks; AirNet’s ability to reduce its fixed cost structure in response to declines in revenue, including increasing the number of contracted air routes to achieve a more variable cost structure; disruptions to operations due to adverse weather conditions, air traffic control-related constraints or aircraft accidents; potential further declines in the values of aircraft in AirNet’s fleet and any related asset impairment charges; potential changes in locally and federally mandated security requirements; increases in aviation fuel costs not fully offset by AirNet’s fuel surcharge program; acts of war and terrorist activities; the acceptance of AirNet’s time-critical service offerings within targeted express markets; technological advances and increases in the use of electronic funds transfers; the availability and cost of financing required for operations; insufficient capital for future expansion; and the impact of unusual items resulting from ongoing evaluations of AirNet’s business strategies; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. Please refer to the disclosure included in “Item 1A — Risk Factors” of Part II of this Quarterly Report on Form 10-Q and the disclosure included in “Item 1A — Risk Factors” of Part I and in the section captioned “Forward-looking statements” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 of AirNet Systems, Inc. (File No. 1-13025) for additional details relating to risk factors that could affect AirNet’s results and cause those results to differ materially from those expressed in the forward-looking statements.
General
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. AirNet maintains a thorough process to review the application of its accounting policies and to evaluate the appropriateness of the estimates; however, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Certain estimates that have a significant effect on quarterly results, such as incentive compensation expense and the effective income tax rates, could require substantial adjustments from quarter to quarter due to changes in estimates of net income (loss) for the year.
Management has discussed the development and selection of AirNet’s critical accounting policies and estimates with the Audit Committee of AirNet Systems, Inc.’s Board of Directors and with AirNet’s independent registered public accounting firm. Except for recent matters pertaining to impairment of assets and income taxes as discussed further in Management’s Discussion and Analysis of Financial Condition herein, AirNet’s critical accounting policies have not changed significantly from the policies disclosed under the caption “Critical Accounting Policies and Estimates” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

AirNet’s audited consolidated financial statements for the fiscal year ended December 31, 2005, included in “Item 8 — Financial Statements and Supplementary Data” of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, contain additional disclosures regarding AirNet’s significant accounting policies and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of that Annual Report on Form 10-K includes a summary of AirNet’s critical accounting policies. The information appearing therein may be useful when reading this discussion and analysis of financial condition and results of operations.
Effective as of January 1, 2006, AirNet adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)). For detailed information regarding this pronouncement and the impact thereof on AirNet’s business, see Note 4 of the Notes to Condensed Consolidated Financial Statements included in “Item 1 — Financial Statements” of this Quarterly Report on Form 10-Q.
Sale of Jetride’s Passenger Charter Business
Pursuant to the terms of the Purchase Agreement, on September 26, 2006, AirNet and Jetride completed the sale of the Jetride passenger charter business to Pinnacle. The purchase price was $41.0 million in cash, of which $40.0 million was consideration for the sale of nine company-owned aircraft and related engine maintenance programs and $1.0 million was consideration for the sale of all of the outstanding capital stock of a newly-created subsidiary of Jetride, also named Jetride, Inc. (“New Jetride”). Upon completion of the sale transaction, Jetride amended its articles of incorporation to change its name to 7250 STARCHECK, INC. Of the total consideration, $40.0 million was paid at closing, and $1.0 million was paid into escrow to cover indemnification claims which may be made by Pinnacle for up to eighteen months after the closing. The amount held in the escrow will be released to AirNet in two installments approximately six and twelve months after the closing, to the extent such amounts are not used to satisfy indemnification claims.
AirNet retained the net working capital of the Jetride passenger charter business, which was approximately $2.2 million as of September 26, 2006. AirNet and Jetride also retained substantially all of the pre-closing liabilities of the Jetride passenger charter business.
In connection with the transaction, AirNet agreed to provide certain transition services to Pinnacle and its subsidiaries for various specified time periods and various monthly fees, which initially aggregate to approximately $37,500 per month, primarily for aircraft maintenance services. In addition, AirNet entered into three subleases with New Jetride, each for a one year term, under which New Jetride will lease a portion of AirNet’s facilities located at Rickenbacker International Airport, Dallas Love Field and Birmingham International Airport. The aggregate monthly lease payment under the three subleases is approximately $10,000.
Pinnacle made offers of employment to all of the employees of Jetride. Wynn D. Peterson, AirNet’s Senior Vice President, Jetride Services, resigned as an executive officer of AirNet to become President of Pinnacle and New Jetride, which became a subsidiary of Pinnacle upon completion of the sale transaction.
In connection with the closing of the sale transaction, Jetride repaid in full six term loans which had been secured by aircraft used in Jetride’s passenger charter business. The aggregate principal amount of the loans repaid was approximately $28.2 million plus accrued interest and early termination prepayment penalties of approximately $0.3 million through the repayment date. Following repayment of Jetride’s loans and expenses related to the transaction, AirNet used the remaining sale proceeds to further reduce debt outstanding under AirNet’s secured revolving credit facility. AirNet’s lenders under the secured revolving credit facility consented to the sale of the Jetride passenger charter business and the various transactions necessary to complete the sale.
Impairment Charges
AirNet recognizes impairment losses on long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). AirNet recognizes impairment losses on long-lived assets when events or changes in circumstances indicate, in management’s judgment, that AirNet’s assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets. The carrying value of the assets not recoverable is reduced to estimated fair market value if lower than carrying value. In determining the estimated fair market value of the assets, AirNet considers information provided by third party valuation firms retained to assist AirNet in completing its analysis, published market data, recent transactions involving sales of similar assets and, at September 30, 2005, the letter of intent for the sale of AirNet that was announced on October 26, 2005.

September 30, 2006 Asset Impairment Charge
As further described in Note 2 of the Notes to Condensed Consolidated Financial Statements, AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank Services customers. As a result of accelerating trends in the implementation of electronic payment alternatives and electronic alternatives to the physical movement of cancelled checks, as of September 30, 2006, Airnet evaluated for impairment its long-lived assets used in its airline operations, consisting primarily of aircraft, aircraft parts and its airport hangar and office facility located at Rickenbacker International Airport (the “Rickenbacker Facility”). The undiscounted cash flows estimated to be generated by those assets including disposal values were less than the related carrying values and therefore, pursuant to the requirements of SFAS No. 144, the estimated fair values of these assets were compared to carrying value and the carrying values were reduced by a $24.6 million non-cash impairment charge. As a result of AirNet’s evaluation of the required valuation allowance for deferred tax assets, no tax benefit was recognized related to this impairment charge as described in Note 7 of the Notes to Condensed Consolidated Financial Statements.
The determination of undiscounted cash flows involves estimates of future cash flows, revenues, operating expenses and disposal values. The projections of these amounts represent management’s best estimates at the time of the review. Management’s estimates are significantly affected by the continuing uncertainty of the timing and rate of decline in Bank Services revenues that are being impacted by the implementation of electronic alternatives to the physical movement of cancelled checks and AirNet’s potential to grow other lines of cargo business as alternative sources of revenues. AirNet will continue to explore cost saving initiatives and alternative sources of revenue; however, in accordance with the provisions of SFAS No. 144, until such strategies are developed, AirNet has assigned minimal probabilities to those strategies in AirNet’s determination of future undiscounted cash flows. In the absence of additional cost saving initiatives or alternative sources of revenue, it is likely that future determinations of estimated cash flows will be less than the carrying value of AirNet’s long lived assets. As a result, AirNet will be required to monitor the carrying value of its long lived assets relative to estimated fair values in future periods.
The impairment charge was based on a range of estimated fair values provided by third party appraisal firms. The range of appraised fair values related to AirNet’s long lived assets was approximately $49.7 million to $27.7 million reflecting different market factors, holding periods and possible asset disposition scenarios that potentially could be elected by AirNet as it evaluates its strategies in response to the current business environment. Because of the current uncertainties in the business environment, management determined that the low end of the range of fair values is the appropriate estimate of fair value at this time and has written down the carrying value of AirNet’s long lived assets to approximately $27.7 million. The determination of the adjusted carrying value is a management estimate based upon the third party appraisals and the subjective factors discussed above. It is possible that the future sales of assets, if any, could be greater than or less than current carrying values. Further, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, additional impairment charges may be required.
September 30, 2005 Asset Impairment Charge
AirNet also recorded an impairment charge in the three month period ended September 30, 2005. On October 26, 2005, AirNet announced that it had entered into a letter of intent for its sale in a going private transaction at $4.55 per share. Since the price per share in the letter of intent was less than AirNet’s net book value per share, AirNet performed the impairment tests required by SFAS No. 144 for the quarter ended September 30, 2005 and concluded that its long-lived assets used in its Delivery Services segment were impaired. Accordingly, a non-cash charge of $16.1 million ($10.0 million net of tax) was recorded as of September 30, 2005. The impairment charge was based upon the estimated fair values of the long-lived assets in AirNet’s airline operations derived from published sources, information provided by a third party valuation firm retained to assist AirNet in completing its analysis, and the discount inherent in the price per share set forth in the letter of intent.
Results of Operations
Financial Overview
Financial Overview — Third Quarter
Loss from continuing operations before interest and income taxes was approximately ($20.5) million for the three month period ended September 30, 2006 and approximately ($11.9) million for the comparable period in the prior year. There were approximately $24.6 million and $16.1 million of asset impairment charges during the three months ended September 30, 2006 and 2005, respectively.

Loss from continuing operations was approximately ($18.4) million ($1.82 per share) for the three month period ended September 30, 2006 compared to loss of approximately ($7.8) million ($0.77 per share) for the same period in 2005. Impairment charges were $24.6 million and $10.0 million net of tax benefit in 2006 and 2005, respectively.
Financial Overview — Year-to-Date
Loss from continuing operations before interest and income taxes was approximately ($13.3) million for the nine month period ended September 30, 2006 and approximately ($7.0) million for the comparable period in the prior year. There were $24.6 and $16.1 million of asset impairment charges during the nine month periods ended September 30, 2006 and 2005, respectively.
Loss from continuing operations was approximately ($14.5) million ($1.43 per share) for the nine month period ended September 30, 2006 compared to loss from continuing operations of approximately ($5.3) million ($0.52 per share) for the same period in 2005. Impairment charges were $24.6 million and $10.0 million net of tax benefit in 2006 and 2005, respectively. No tax benefit was recorded at September 30, 2006 related to the asset impairment charge (see Note 7 of the Notes to Condensed Consolidated Financial Statements).
Net Revenues

Dollars in ’000’s	Three Months Ended				Increase (Decrease)		Nine Months Ended				Increase (Decrease)
Net Revenues	September 30,				2006 to 2005		September 30,				2006 to 2005
		% of		% of				% of		% of
	2006	Total	2005	Total	$	%	2006	Total	2005	Total	$	%
Revenues Net of Excise Tax
Bank Services	$27,559	64%	$29,126	68%	$(1,567)	(5)%	$84,944	65%	$85,264	69%	$(320)	0%
Express Services	15,243	36%	13,569	32%	1,674	12%	44,268	34%	39,102	31%	5,166	13%
Aviation Services	185	0%	153	0%	32	21%	834	1%	437	0%	397	91%

Total Net Revenues	$42,987	100%	$42,848	100%	$139	0%	$130,046	100%	$124,803	100%	$5,243	4%

Total net revenues for the three and nine month periods ended September 30, 2006 increased primarily as a result of higher fuel surcharge revenues and general price increases over the same periods in 2005.
AirNet generally assesses its Bank Services customers a fuel surcharge, which is based on the Oil Price Index Summary — Columbus, Ohio (OPIS-CMH index). AirNet also assesses most of its Express Services customers a fuel surcharge which is based on the OPIS index, which is adjusted monthly based on changes in the OPIS index. As index rates increase above a set threshold, surcharge rates increase. The average fuel price on the OPIS index for the three and nine month periods ended September 30, 2006 increased approximately 10% and 23%, respectively, over the comparable periods in 2005.
Fuel surcharge revenues for Bank and Express Services for the first six months of 2006 exceeded the comparable amounts in 2005 by approximately $5.6 million, or 81%, whereas the third quarter of 2006 fuel surcharge revenues exceeded the third quarter of 2005 by approximately $1.1 million, or 20%. Bank and Express fuel surcharge revenues are expected to be less in the fourth quarter of 2006 compared to the same period in 2005 as a result of the significant increase in fuel surcharge revenues in the fourth quarter of 2005 and as a result of the Express Services price increases instituted in September and October of 2006, which increased the base transportation rates and lowered fuel surcharge rates.

Bank Services Revenues

Dollars in ’000’s	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		2006 to 2005		September 30,		2006 to 2005
Bank Services Revenues	2006	2005	$	%	2006	2005	$	%
Bank Services Revenues, Net of Federal Excise Tax Fees	$23,490	$25,382	$(1,892)	(7)%	$73,019	$76,567	$(3,548)	(5)%
Fuel Surcharge	4,069	3,744	325	9%	11,925	8,697	3,228	37%

Total Net Bank Services Revenues	$27,559	$29,126	$(1,567)	(5)%	$84,944	$85,264	$(320)	0%

Total Net Bank Services revenues decreased during the three and nine month periods ended September 30, 2006 from the same periods in 2005 due to the decrease in the volume in total Bank Services pounds shipped per flying day, and to a lesser extent, the number of flying days. There was one less flying day for the three and nine month periods ended September 30, 2006 compared to the same periods of 2005. Bank Services shipments consist primarily of cancelled checks (checks processed for settlement), proof of deposit (unprocessed checks) and interoffice mail delivery. Bank Services cancelled check pounds shipped per flying day have declined each quarter in 2006 and AirNet expects this trend to continue in the fourth quarter of 2006 and into 2007. Cancelled check pounds shipped per flying day declined approximately 16% and 11%, respectively, for the three and nine month periods ended September 30, 2006 compared to the same periods in 2005. Changes in proof of deposit and interoffice mail deliveries partially offset this decline resulting in a net decrease in total Bank Services pounds shipped per flying day of approximately 14% and 7%, respectively, for the three and nine month periods ended September 30, 2006 compared to the same periods in 2005. Offsetting these declines in the three and nine month periods ended September 30, 2006 were increases in fuel surcharge revenues and general price increases.
In September 2006, AirNet received notices from three bank customers of their intent to terminate a portion of the air transportation services provided from six customer locations. The air transportation services being terminated for these three bank customers accounted for approximately $0.5 million and $1.4 million of AirNet’s Bank Services revenues for the three and nine month periods ended September 30, 2006, respectively, and approximately $0.4 million and $1.2 million for the three and nine month periods ended September 30, 2005, respectively. Four of the service terminations are effective in December 2006 and two service terminations were effective in October 2006. AirNet continues to evaluate its operational structure and associated costs to more closely align them with the expected declines in cancelled check volume and related revenue. However, given the high fixed cost nature of AirNet’s national airline network, it will become increasingly difficult to reduce costs in proportion to decreases in Bank Services revenues. AirNet continues to focus on additional services for banks, such as proof of deposit and interoffice mail delivery services, which provide additional revenue but at significantly lower revenue yields per pound than AirNet’s traditional cancelled check business.
Revenue yields per pound are similar for Bank Services and Express Services shipments; however, because the density of cancelled check shipments is much greater than the typical Express shipment, contribution margins on Bank shipments are substantially higher than Express shipments after considering the cubic dimension of shipments. Furthermore, due to the unscheduled nature of most Express shipments, pick-up and delivery costs per shipment are higher for Express shipments than Bank shipments. AirNet believes that lower check delivery volume as a result of the declining use of checks and electronic alternatives to the physical movement of cancelled checks will contribute to a significant reduction in Bank Services revenues and contribution margin in future periods. As Bank Services revenues decline, it will be necessary to reduce AirNet’s airline capacity because Express Services contribution margins are insufficient to support the operation of AirNet’s airline as presently configured. In February 2006, AirNet decided to market for sale all nine of the Cessna 310 piston cargo aircraft it operates as a result of the need to reduce its airline capacity.

Express Services Revenues

Dollars in ’000’s	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		2006 to 2005		September 30,		2006 to 2005
Express Services Revenues	2006	2005	$	%	2006	2005	$	%
Express Revenues — Non Charter	$9,585	$8,730	$855	10%	$27,646	$25,570	$2,076	8%
Express Revenues — Charter	3,611	3,489	122	3%	10,810	10,697	113	1%
Fuel Surcharge	2,498	1,732	766	44%	7,033	4,024	3,009	75%
Federal Excise Tax Fees	(451)	(382)	(69)	18%	(1,221)	(1,189)	(32)	3%

Net Express Services
Revenues	$15,243	$13,569	$1,674	12%	$44,268	$39,102	$5,166	13%

Express Revenues — Non Charter represent revenues AirNet derives from shipments on AirNet’s airline, commercial airlines and point-to-point surface (ground only) shipments. The increase for the three month period ended September 30, 2006 over the comparable period in 2005 primarily resulted from increases in revenues from shipments on AirNet’s airline and commercial airlines. The increase for the nine month period ended September 30, 2006 over the comparable period in 2005 primarily resulted from increases in revenues from shipments on AirNet’s airline, commercial airlines and point-to-point surface shipments.
Express Revenues — Charters represent revenues AirNet derives from cargo charters transported on AirNet’s airline and on aircraft operated by other third parties.
On May 15, 2006, AirNet received notice from an Express Services customer that the customer intended to terminate its current agreement with AirNet for air transportation services effective August 15, 2006. The customer indicated that it was terminating its current agreement with AirNet in anticipation of designing and implementing a new distribution model, which may result in changes to its current service schedule. During AirNet’s three and nine month periods ended September 30, 2006, the revenues from the air transportation services for this customer accounted for approximately $0.6 million and $1.9 million of AirNet’s Express Services revenues (including $118,000 and $322,000 in fuel surcharge revenues), respectively. For the three and nine month periods ended September 30, 2005, the air transportation services for this customer accounted for approximately $0.6 million and $1.9 million of AirNet’s Express Services revenues (including $79,000 and $186,000, in fuel surcharge revenues), respectively. As of September 30, 2006, AirNet continues to provide air transportation services to this customer at approximately the same levels of revenue as described above.
Higher fuel prices during the three and nine month periods ended September 30, 2006 resulted in significantly higher fuel surcharge revenues compared to the same time periods in 2005.
Aviation Services
Aviation services revenues primarily relate to AirNet’s fixed base operation services for fuel sales and aircraft maintenance provided in Columbus, Ohio.

Costs and Expenses

Dollars in '000's	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		2006 to 2005		September 30,		2006 to 2005
Costs and Expenses	2006	2005	$	%	2006	2005	$	%
Wages and benefits	$4,719	$4,883	$(164)	(3)%	$14,430	$14,974	$(544)	(4)%
Aircraft fuel	7,411	6,955	456	7%	22,125	20,236	1,889	9%
Aircraft maintenance	3,737	3,855	(118)	(3)%	12,021	11,532	489	4%
Contracted air costs	3,968	3,552	416	12%	12,576	10,484	2,092	20%
Ground courier	9,517	7,886	1,631	21%	26,414	23,361	3,053	13%
Depreciation	2,663	3,115	(452)	(15)%	8,415	9,364	(949)	(10)%
Insurance, rent and landing fees	2,045	2,250	(205)	(9)%	6,034	6,745	(711)	(11)%
Travel, training and other	1,253	1,426	(173)	(12)%	3,931	4,291	(360)	(8)%
Selling, general and administrative	3,686	4,707	(1,021)	(22)%	12,923	14,798	(1,875)	(13)%
Net gain on disposition of assets	(80)	36	(116)	*	(92)	(16)	(76)	*

Subtotal	38,919	38,665	254	1%	118,777	115,769	3,008	3%
Impairment of assets	24,560	16,073	8,487	53%	24,560	16,073	8,487	53%

Total costs and expenses	$63,479	$54,738	$8,741	16%	$143,337	$131,842	$11,495	9%

*	The percentage increase (decrease) is not meaningful.
Total aircraft fuel expense increased as a result of higher fuel prices. The average fuel price on the OPIS index for the three and nine month periods ended September 30, 2006 increased approximately 10% and 23%, respectively, over the comparable periods in 2005. A portion of the aircraft fuel expense increase was offset by reduced fuel usage attributable to a decrease in hours flown of 10% and 12%, respectively, for the three and nine month periods ended September 30, 2006 compared to the same periods in 2005. Because a portion of the decrease in hours flown was attributable to routes subcontracted to other carriers, part of the decrease in aircraft fuel expense was offset by increased contracted air costs.
Aircraft maintenance is primarily based on pre-determined inspection intervals, determined by hours flown, cycles and the number of aircraft take-offs and landings. High use, older aircraft that are no longer in production, such as those in AirNet’s cargo fleet incur higher maintenance costs than lower use, newer aircraft.
Aircraft maintenance expense primarily reflects the age of AirNet’s cargo fleet, including Learjets which averaged approximately 25 years in service at the end of 2005. In 2005, management determined that none of the major maintenance expenditures incurred after September 30, 2005, with the exception of engine maintenance, extended the useful life of the aircraft. Consequently, such expenditures were charged to aircraft maintenance expense. AirNet does not expect to make any capital additions to the aircraft fleet in 2006, with the exception of certain engine repairs and improvements and payments under manufacturer engine maintenance plans.
Contracted air costs include expenses associated with shipments transported on commercial airlines and costs to third-party aircraft operators for subcontracted air routes to support AirNet’s national air transportation network. Subcontracted charter expenses increased slightly for the three month period ended September 30, 2006 compared to the same periods in 2005. These increases are primarily attributable to the additional routes outsourced to third-party operators and fuel surcharges from those operators.
Ground courier costs increased approximately $1.6 million and $3.1 million, respectively, for the three and nine month periods ended September 30, 2006 compared to the same periods in 2005. AirNet’s Express customers are more costly to serve than AirNet’s traditional Bank customers due to more unscheduled pickup and delivery services and more geographically dispersed locations. AirNet has experienced higher ground courier costs from its vendors for the three and nine month periods ended September 30, 2006 as fuel prices have increased. Additionally, ground courier costs have increased for the nine month period ended September 30, 2006 as a result of the increases in the number of point-to-point surface shipments compared to the same periods in 2005. Point-to-point surface shipments have a significantly higher ground courier expense to revenue ratio than shipments that are transported via AirNet aircraft or the commercial airlines.
Aircraft depreciation decreased approximately $0.5 million and $1.0 million for the three and nine month periods ended September 30, 2006, respectively, compared to the same periods in 2005 primarily as a result of decrease in flight hours and a reduction in AirNet’s aircraft values as a result of the impairment charge recorded on September 30, 2005 as discussed above.

Insurance, rent and landing fees decreased in the three and nine month periods ended September 30, 2006 compared to the same periods in 2005 generally due to reduced landing and tie-down fees as a result of the decline in flight hours in the first nine months of 2006 compared to 2005.
The decrease in selling, general and administrative costs for the three and nine month periods ended September 30, 2006 compared to 2005 is primarily due to decreases in outside consulting expenses of approximately $0.5 million associated with AirNet’s use of an investment banker to evaluate various strategic alternatives to enhance shareholder value. The decrease is also attributable to decreases in other travel, consulting and other general and administrative costs and expenses.
The decrease in interest expense of approximately $0.2 million for the three month period ended September 30, 2006 compared to the same period in 2005 primarily reflects the reduction in the average loan principal outstanding on AirNet’s revolving credit facility.
The income tax benefit for the three and nine month periods ended September 30, 2006 decreased approximately $2.4 million and $3.1 million, respectively, from the comparable periods in 2005 as a result of a lower effective tax rates for the three and nine month periods ended September 30, 2006 as compared to 2005. The effective tax rate for the three month periods ended September 30, 2006 and 2005 was 11.1% and 37.5%, respectively. The effective tax rate for the nine month periods ended September 30, 2006 and 2005 was 0.3% and 37.2%, respectively. The lower effective tax rate for the three and nine month periods ended September 30, 2006 was due to a change in the valuation allowance for deferred taxes. See Note 7 of the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Cash flow from operating activities — Continuing Operations
Net cash provided by operating activities from continuing operations was approximately $13.1 million for the nine months ended September 30, 2006, compared to approximately $14.5 million for the same period in 2005. The decrease in cash from operating activities was primarily due to the increased loss from continuing operations in 2006 as compared to 2005.
Cash flow from operating activities — Discontinued Operations
The change in net cash provided by operating activities from discontinued operations for the nine month periods ended September 30, 2006 and 2005 is primarily attributable to the decrease in income from discontinued operations.
Financing Activities — Continuing Operations
In September 2002, AirNet entered into a $35.0 million unsecured revolving credit facility and a five-year $20.0 million unsecured term loan (collectively, the “Credit Agreement”). The term loan required quarterly installments of $1.0 million beginning in December 2002 and continuing through September 30, 2007. The revolving credit facility under the Credit Agreement was originally scheduled to expire on September 30, 2005 and the term loan was to mature on September 30, 2007.
On May 28, 2004, AirNet and its lenders amended the terms and conditions of the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement has been further amended by the First, Second, Third, Fourth and Fifth Change in Terms Agreements as described below. The Amended Credit Agreement is secured by a first lien on all of the property of AirNet and its subsidiaries, other than any interest in real estate and certain excluded fixed assets. AirNet also pledged the stock and interests of its subsidiaries to secure the loans under the Amended Credit Agreement, and each of AirNet’s subsidiaries guaranteed AirNet’s obligations under the Amended Credit Agreement. The Amended Credit Agreement permits AirNet and its subsidiaries to incur other indebtedness for the purpose of purchasing or refinancing aircraft and related tangible fixed assets, subject to certain annual limitations. The Amended Credit Agreement contains limitations on operating leases, indebtedness, significant corporate changes including mergers and sales of assets, investments in subsidiaries and acquisitions, liens, capital expenditures, transactions with affiliates, sales of accounts receivable, sale and leaseback transactions and other off-balance sheet liabilities, contingent obligations and hedging transactions. The Amended Credit Agreement also contains certain financial covenants that require AirNet to maintain a minimum consolidated tangible net worth and to not exceed certain fixed charge coverage and leverage ratios specified in the Amended Credit Agreement.
The Amended Credit Agreement provided for a secured revolving credit facility of up to $35.0 million and a secured term loan in the aggregate amount of $14.0 million. The amount of revolving loans available under the Amended Credit Agreement was limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus

50% of eligible inventory, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit. The Amended Credit Agreement specifies interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio. At September 30, 2006, as a result of the various timing and duration of short-term debt maturities, AirNet’s interest rates ranged from 6.7% to 8.3%.
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
As a result of the impairment charge recorded in September 2005 as described in Note 2 of the Notes to Consolidated Financial Statements in “Item 8 — Financial Statements and Supplementary Data” of AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, AirNet was not in compliance with certain terms of the Amended Credit Agreement, including the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2005. On November 21, 2005, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “Third Change in Terms Agreement”). The Third Change in Terms Agreement modified the fixed charge coverage ratio and the leverage ratio financial covenants in such a manner that, on a going-forward basis, the impairment charge recorded as of September 30, 2005, in and of itself, would not cause a default of these financial covenants in the future. At the same time as the Third Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the September 2005 impairment charge.
On March 28, 2006, AirNet and its lenders entered into a “Fourth Change in Terms Agreement” extending the term of the secured revolving credit facility under the Amended Credit Agreement from October 15, 2006 to October 15, 2007. The Fourth Change in Terms Agreement also reduced the amount of the secured revolving credit facility from $30 million to $25 million, reduced the amount of annual capital expenditures permitted under the terms of the Amended Credit Agreement from $30 million to $20 million, and modified the calculation of the borrowing base by lowering the percentage of fixed assets AirNet may borrow against from 70% to 50% of their market value. As a result of the Fourth Change in Terms Agreement, amounts outstanding under the secured revolving credit facility at September 30, 2006 and December 31, 2005 are classified as long-term debt in the Condensed Consolidated Balance Sheets.
As a result of the impairment charge recorded as of September 30, 2006 as described in Note 2 above, AirNet was not in compliance with certain terms of the Amended Credit Agreement, including the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2006, and AirNet would not have been in compliance with the minimum consolidated tangible net worth requirement as of December 31, 2006. On November 10, 2006, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “Fifth Change in Terms Agreement”). The Fifth Change in Terms Agreement modified the fixed charge coverage ratio, the leverage ratio, and the minimum consolidated tangible net worth financial covenants in such a manner that, on a going-forward basis, the impairment charge recorded as of September 30, 2006, in and of itself, would not cause a default of these financial covenants in the future. The Fifth Change in Terms Agreement also reduced the amount of the secured revolving credit facility from $25 million to $15 million. At the same time as the Fifth Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the September 2006 impairment charge.
As of September 30, 2006, $1.5 million was outstanding under the secured revolving credit facility which is included in “Notes payable, less current portion” in the Condensed Consolidated Balance Sheet. In addition, AirNet had approximately $1.0 million in letters of credit outstanding as of such date related to insurance programs, which reduced the amount available under the revolving credit facility. After giving effect to the Fifth Change in Terms Agreement, AirNet had approximately $12.5 million available to borrow under its secured revolving credit facility under the Amended Credit Agreement as of September 30, 2006.
On March 24, 2005, AirNet entered into a three-year term loan totaling $11.0 million with a fixed interest rate of 8.12%. This term loan is secured by seven Cessna Caravans and nine Learjet 35’s from AirNet’s cargo aircraft fleet. The aircraft securing this loan were released from the collateral securing the loans under the Amended Credit Agreement in accordance with the Second Change in Terms Agreement. The proceeds from this term loan were used to prepay in full AirNet’s term loan under the Amended Credit Agreement as described above. As of September 30, 2006, $8.4 million was outstanding under this term loan.
Financing Activities — Discontinued Operations
In connection with the closing of the sale of the Jetride passenger charter business on September 26, 2006 Jetride repaid in full six term loans which had been (a) secured by aircraft used in the Jetride passenger charter business, and (b) guaranteed by AirNet. In June 2004, Jetride entered into four of the term loans, each with a seven-year term and a fixed interest rate of approximately 6.7%. In July 2004, Jetride entered into the other two term loans, each with a seven-year term and a fixed interest rate of approximately 6.5%. As of September 26, 2006 and December 31, 2005, there was an aggregate principal amount of approximately $28.2 million and $29.8 million, respectively, outstanding under the six loans. In addition to the outstanding principal amount, Jetride paid approximately $0.3 million in accrued interest and early termination prepayment penalties through the repayment date. Each of the loan documents and corresponding security and guaranty agreements entered into in connection with the six term loans was terminated upon repayment of the underlying term loans at the closing.
Investing Activities — Continuing Operations
Capital expenditures from continuing operations totaled $6.9 million for the nine months ended September 30, 2006 versus $15.0 million for the same period in 2005. The 2006 expenditures were primarily for major aircraft engine overhauls. The 2005 expenditures were primarily for major aircraft engine overhauls, the Rickenbacker Facility, and periodic aircraft inspections. AirNet’s income from operations was used to finance the 2006 expenditures, while income from operations and the revolving credit facility had been used to finance the 2005 capital expenditures. AirNet anticipates it will spend between $8.5 million and $10.0 million in total capital expenditures in 2006.
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
AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand, borrowings under the Amended Credit Agreement or other sources, including leasing. There were no material capital commitments at September 30, 2006.
AirNet also maintained certain assets at Port Columbus for dispensing aviation fuel under the terms and conditions of a separate lease agreement (the “Fuel Farm Lease”). The Fuel Farm Lease required AirNet to return the premises leased under the Fuel Farm Lease to their original condition upon the termination of the lease. In lieu of returning the premises to their original condition, the Fuel Farm Lease provided that the Port Columbus Airport Authority (the “Authority”) could take title to any improvements constructed by AirNet on the leased premises. On August 17, 2006, AirNet conveyed all of its fuel farm assets to the Authority for $1 and a release of any future liabilities associated with the Fuel Farm Lease and the fuel farm assets, other than any liabilities related to environmental conditions which may be imposed by any governmental agency. The Fuel Farm Lease also was terminated on August 17, 2006. As a result of the conveyance of the fuel farm assets to the Authority and the termination of the Fuel Farm Lease, AirNet was relieved of its obligation to return the leased premises to their original condition.

There have been no material changes in AirNet’s contractual obligations, other than the repayment of Jetride’s aircraft debt as described in Note 3 of the Notes to Condensed Consolidated Financial Statements, from those disclosed in AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Investing Activities — Discontinued Operations
Net cash was provided by investing activities related to discontinued operations for the nine month periods ended September 30, 2006 as a result of the sale of Jetride (see Note 3 to the Notes to Condensed Consolidated Financial Statements) in September 2006. The sale proceeds were reduced by cash expenditures in 2006 and 2005, capital expenditures, primarily for aircraft engine overhauls, and, in addition, for the nine month period ended September 30, 2005, capital expenditures for aircraft improvements.
Regulation
AirNet holds an air carrier operating certificate granted by the FAA pursuant to Part 135 of the Federal Aviation Regulations. AirNet also holds a repair station certificate granted by the FAA pursuant to Part 145 of the Federal Aviation Regulations. In addition, Jetride held its own air carrier operating certificate granted by the FAA pursuant to Part 135. Jetride’s Part 135 certificate was transferred to New Jetride in connection with the sale transaction. AirNet’s certificates are of unlimited duration and remain in effect so long as AirNet maintains the required standards of safety and meet the operational requirements of the Federal Aviation Regulations. The FAA’s regulatory authority relates primarily to operational aspects of air transportation, including aircraft standards and maintenance, personnel, and ground facilities.
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
AirNet conducts a portion of its operations through the tender of packages via commercial airlines. TSA regulations provide that only indirect air carriers that maintain a TSA approved Indirect Air Carrier Standard Security Program (“IACSSP”) may tender packages to commercial airlines. AirNet Management, Inc. (“AirNet Management”), a wholly-owned subsidiary of AirNet, maintains a TSA approved IACSSP. AirNet has entered into a service agreement with AirNet Management under which AirNet has retained the services of AirNet Management to process and tender packages to commercial airlines.
On May 26, 2006, the TSA amended its regulations to enhance and improve the security of air cargo transportation. The new regulations, when fully implemented, would impact all areas of air cargo transportation, including companies that maintain an IACSSP such as AirNet Management. The effective dates of many of the new regulations, which initially were scheduled to become effective on October 23, 2006, have been delayed by the TSA in response to comments from the air transportation industry. AirNet will continue to evaluate the impact of the new regulations, and any changes in such regulations, on its various security programs as additional directives and compliance information is issued by the TSA. Until further guidance is issued by the TSA, AirNet is unable to estimate the cost of complying with the new regulations.
AirNet is also subject to Food and Drug Administration regulation of AirNet’s transportation of pharmaceuticals and live animals. In addition to federal regulations, AirNet’s operations are subject to various state and local regulations, and in many instances, require permits and licenses from state authorities.
AirNet believes that AirNet and AirNet Management have all permits, approvals and licenses required to conduct their respective operations and that they are in compliance with applicable regulatory requirements relating to their operations, including all applicable noise level regulations. Some of these permits, approvals and licenses are of limited duration and must be periodically renewed. The ability of AirNet and AirNet Management to maintain these permits, approvals and licenses is conditioned upon continuing compliance with the rules and regulations under which such permits, approvals and licenses are granted.

Termination of Brown Gibbons Lang & Company Engagement
On January 5, 2005, upon the approval of the Board of Directors (the “Board”) of AirNet, AirNet engaged Brown Gibbons Lang & Company (“BGL”) to serve as AirNet’s exclusive financial advisor and investment banker to review, develop and evaluate various strategic alternatives to enhance shareholder value, including the possible sale of AirNet. AirNet’s Board also established a Special Committee, consisting solely of independent directors, to oversee the marketing process. While the Special Committee evaluated several proposed transactions, none of the proposed transactions met the Special Committee’s criteria and none of the proposed transactions resulted in the execution of a definitive sales agreement. The engagement with BG&L was terminated effective September 30, 2006 after completion of the Jetride sale transaction.
Off-Balance Sheet Arrangements
AirNet had no “off-balance sheet” arrangements as of September 30, 2006, as that term is described by the Securities and Exchange Commission.
Seasonality and Variability in Quarterly Results
AirNet’s operations historically have been dependent on the number of banking holidays falling during the quarter and are seasonal in some respects. Because financial institutions are currently AirNet’s principal customers, AirNet’s air transportation system is scheduled primarily around the needs of financial institution customers. When financial institutions are closed, AirNet does not operate a full air transportation system. AirNet’s fiscal quarter ending December 31 is often the most impacted by bank holidays (including Thanksgiving and Christmas) recognized by its primary customers. When these holidays fall on Monday through Thursday, AirNet’s revenues and net income are adversely affected. AirNet’s annual results fluctuate as well based on when holidays fall during the week over the course of the year. Operating results are also affected by the weather. AirNet generally experiences higher maintenance costs during its fiscal quarter ending March 31. Winter weather often requires additional costs for de-icing, hangar rental and other aircraft services.
ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
Inflation and Interest Rates
AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business. AirNet’s primary market risk exposure relates to interest rate risk. At September 30, 2006, AirNet had a $1.5 million outstanding balance under its Amended Credit Agreement (described above in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”) subject to market rate changes in interest. The Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio. Assuming borrowing levels at September 30, 2006, a one hundred basis point change in interest rates would impact net interest expense by approximately $15,000 per year.
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
ITEM 4 — Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There were no changes in AirNet’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during AirNet’s fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, AirNet’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 — Legal Proceedings
In July 2005, AirNet received a letter from an attorney representing an association of software publishers indicating that the association had evidence that AirNet had engaged in the unlawful installation and use of certain software products. At the request of the association’s attorney, AirNet conducted a company wide review of its use of software published by members of the association. The internal review did not disclose any unauthorized installation or use of such software and the results of the review were submitted to the association’s attorney. The attorney for the association requested certain supplemental information regarding AirNet’s software usage, which AirNet has submitted to the association’s attorney. The association’s attorney is currently reviewing the material submitted by AirNet regarding its software usage. AirNet believes that it is in compliance with all software licensing requirements and that it has not engaged in any unlawful use of the software published by the association’s members.
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

ITEM 1A — Risk Factors
There are certain risks and uncertainties in AirNet’s business that could cause actual results to differ materially from those anticipated. In “Item 1A — Risk Factors” of Part I of AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”), AirNet included a detailed discussion of AirNet’s risk factors. The following additional risk factor should be read in conjunction with the other information set forth in this Quarterly Report on Form 10-Q as well as the risk factors disclosed in the 2005 Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 31, 2006 and available at www.sec.gov.
The use of image replacement documents and other electronic methods to clear cancelled checks is accelerating and will have a significant adverse effect on AirNet’s revenues and income.
The Check 21 Act, which became effective in October 2004, created a new negotiable instrument called a substitute check (also known as an image replacement document or “IRD”) that becomes the legal equivalent of the original item. The Check 21 Act effectively removed the requirement of returning an original paper check to the account holder’s institution and requires that all financial institutions accept an IRD in lieu of a cancelled check. The use of IRD’s and other electronic methods to clear cancelled checks is accelerating and AirNet is experiencing significant declines in the volume of cancelled checks it delivers. The acceleration in the use of electronic methods of clearing checks will have a significant adverse effect on AirNet’s revenues and income. AirNet’s contribution margin on the delivery of cancelled checks is significantly higher than its contribution margin from its other delivery services. The decline in revenues derived from check delivery services and the associated loss of contribution margin will require AirNet to reduce its current route structure and the number of aircraft it operates. Such reductions in AirNet’s national airline network will result in the elimination of certain delivery services to its banking customers and will result in additional declines in AirNet’s Bank Services revenues. The high fixed costs of AirNet’s national airline structure will make it difficult to reduce costs in proportion to anticipated decreases in revenues and income.
The foregoing as well as the risk factors described in “Item 1A — Risk Factors” of Part I of AirNet’s 2005 Form 10-K could materially affect AirNet’s business, financial condition and future results. These risk factors are not the only risks facing AirNet. Additional risks and uncertainties not currently known to AirNet or that AirNet currently deems to be immaterial also may materially adversely affect AirNet’s business, financial condition and operating results.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	Neither AirNet Systems, Inc. nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of AirNet Systems, Inc. during the fiscal quarter ended September 30, 2006. On February 18, 2000, AirNet Systems, Inc. announced a stock repurchase plan under which up to $3.0 million of its common shares may be repurchased from time to time. These repurchases may be made in open market transactions or through privately negotiated transactions. As of September 30, 2006, AirNet Systems, Inc. had the authority to repurchase approximately $0.6 million of its common shares under this stock repurchase plan.
ITEM 3 — Defaults Upon Senior Securities.
Not Applicable.
ITEM 4 — Submission of Matters to a Vote of Security Holders.
None.
ITEM 5 — Other Information
As a result of the impairment charge recorded as of September 30, 2006 as described in Note 2 of the Notes to Condensed Consolidated Financial Statements, AirNet was not in compliance with certain terms of the Amended Credit Agreement, including the fixed charge coverage ratio and the leverage ratio calculated as of September 30, 2006, and AirNet would not have been in compliance with the minimum consolidated tangible net worth requirement as of December 31, 2006. On November 10, 2006, AirNet and its lenders under the Amended Credit Agreement agreed to modify the terms and conditions of the Amended Credit Agreement (the “Fifth Change in Terms Agreement”). The Fifth Change in Terms Agreement modified the fixed charge coverage ratio, the leverage ratio, and the minimum consolidated tangible net worth financial covenants in such a manner that, on a going-forward basis, the impairment charge recorded as of September 30, 2006, in and of itself, would not cause a default of these financial covenants in the future. The Fifth Change in Terms Agreement also reduced the amount of the secured revolving credit facility from $25 million to $15 million. At the same time as the Fifth Change of Terms Agreement was entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the foregoing financial covenants due to the September 2006 impairment charge.
On November 8, 2006, the Board, upon the recommendation of the Compensation Committee, adopted the following amendments to the 2006 Incentive Compensation Plan (the “2006 Incentive Plan”): (i) for purposes of computing the pre-tax income of AirNet for the 2006 fiscal year for purposes of the 2006 Incentive Plan, the $24.6 million non-cash impairment charge recorded by AirNet in the third quarter of the 2006 fiscal year will be disregarded and AirNet’s pre-tax income for the 2006 fiscal year will be computed as if no impairment charge had been incurred; (ii) the incentive compensation payable under the 2006 Incentive Plan to each of AirNet’s officers, Joel E. Biggerstaff, Gary W. Qualmann, Larry M. Glasscock, Jr., Jeffery B. Harris, Ray L. Druseikis, Craig A. Leach and Chuck Paul, will be reduced to 60% of the amount each such officer would otherwise have been entitled to receive under the 2006 Incentive Plan; (iii) for purposes of the 2006 Incentive Plan, the gain on the sale of Jetride’s passenger charter business will be excluded from the computation of AirNet’s pre-tax income for the 2006 fiscal year; and (iv) Jetride’s targeted pre-tax income for the fourth quarter of 2006 will be disregarded for purposes of the 2006 Incentive Plan and the predetermined pre-tax income level at which the maximum incentive compensation payout would be reached under the 2006 Incentive Plan will be reduced by a comparable amount.
ITEM 6 — Exhibits
Exhibits:

Exhibit No.	Description

2	Purchase Agreement, dated as of July 26, 2006, among Jetride, Inc., an Ohio corporation, Pinnacle Air, LLC, a Delaware limited liability company, and AirNet Systems, Inc., an Ohio corporation (the exhibits and schedules referenced in the Purchase Agreement have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. AirNet Systems, Inc. hereby agrees to furnish supplementally a copy of any such omitted exhibit or schedule to the Securities and Exchange Commission upon its request), incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of AirNet Systems, Inc. dated and filed July 28, 2006 (SEC File No. 001-13025)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)

AIRNET SYSTEMS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRNET SYSTEMS, INC.
Dated: November 14, 2006	By:	/s/ Gary W. Qualmann
Gary W. Qualmann,
Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer) (Principal Financial Officer)

Dated: November 14, 2006	By:	/s/ Ray L. Druseikis
Ray L. Druseikis,
Vice President of Finance and Controller (Duly Authorized Officer) (Principal Accounting Officer)

AIRNET SYSTEMS, INC.
INDEX TO EXHIBITS

Exhibit No.	Description

2	Purchase Agreement, dated as of July 26, 2006, among Jetride, Inc., an Ohio corporation, Pinnacle Air, LLC, a Delaware limited liability company, and AirNet Systems, Inc., an Ohio corporation (the exhibits and schedules referenced in the Purchase Agreement have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. AirNet Systems, Inc. hereby agrees to furnish supplementally a copy of any such omitted exhibit or schedule to the Securities and Exchange Commission upon its request), incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K of AirNet Systems, Inc. dated and filed July 28, 2006 (SEC File No. 001-13025)

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)