Form 10-K
period 2006-12-31
AIRNET SYSTEMS INC
filed 2007-03-30
CIK 1011696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-13025
AirNet Systems, Inc.
(Exact name of Registrant as specified in its charter)

Ohio	31-1458309
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7250 Star Check Drive, Columbus, Ohio	43217
(Address of principal executive offices)	(Zip Code)
(614) 409-4900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $0.01 par value	American Stock Exchange LLC
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes       ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of June 30, 2006, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $38,161,370 based on the closing sale price as reported on the American Stock Exchange LLC.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 19, 2007

Common Shares, $0.01 par value	10,168,562 common shares
DOCUMENT INCORPORATED BY REFERENCE

Document	Part Into Which Incorporated
Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 6, 2007, which will be filed subsequent to the filing of this Annual Report on Form 10-K and not later than 120 days after December 31, 2006
Part III

PART I
ITEM 1 — BUSINESS
General
AirNet Systems, Inc. (“AirNet”) is a specialty air carrier for time-sensitive deliveries, operating between most major U.S. cities each working day. AirNet is the leading transporter of cancelled checks and related information for the U.S. banking industry. AirNet also provides specialized, high-priority delivery services to customers, primarily those involved in the life sciences and media and entertainment industries. During the first nine months of 2006, AirNet also provided private passenger charter services through its wholly-owned subsidiary, Jetride, Inc. (“Jetride”). As described below, the Jetride passenger charter business was sold on September 26, 2006.
In addition to regularly scheduled delivery services, AirNet offers on-demand cargo charter delivery services for both Bank Services and Express Services customers. AirNet also provides ground pick-up and delivery services throughout the nation seven days per week, primarily through a network of third-party vendors.
AirNet’s air and ground network provides highly reliable, time-critical delivery services to its customers. Later pick-up and earlier delivery times than those offered by other national carriers is one of the primary differentiating characteristics of AirNet’s time-critical delivery network. AirNet’s flight schedule is designed to provide delivery times between midnight and 8:00 a.m., providing earlier delivery times than those generally available through other national carriers. AirNet uses a number of proprietary customer service and management information systems to sort, dispatch, track and control the flow of packages throughout AirNet’s delivery system. AirNet provides customer service 24 hours per day, seven days a week to assist customers with shipment orders, inquiries, supply requests and proof of delivery documentation.
As of December 31, 2006, AirNet operated a fleet of 101 aircraft (including 30 LearJets and 14 Cessna Caravan turboprops) that depart from over 85 cities and complete more than 400 flights per night, primarily Monday through Thursday night. Approximately 15% of AirNet’s weekday flights are subcontracted to third-party aircraft operators. To supplement its air transportation network, AirNet uses commercial passenger airlines to provide additional services when its aircraft are not operating and to provide service to markets that AirNet flights do not serve.
As the banking industry continues its transition to image products and other electronic alternatives to the physical movement of cancelled checks, AirNet continues to consult with its Bank Services customers to determine their future requirements for air transportation services. As a result of these discussions, AirNet recently made significant changes to its air transportation network to meet the evolving needs of its Bank Services customers, and in many circumstances, to lower their transportation costs. These changes were effective March 26, 2007 and resulted in the elimination of 45 flights, or approximately 10%, of AirNet’s weekday flight schedule. For additional information on these flight changes, see the discussion under the caption “Bank Services Revenues” in “ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION” of Part II of this Annual Report on Form 10-K.
AirNet was incorporated under the laws of the State of Ohio in 1996. AirNet’s principal executive offices are located at 7250 Star Check Drive, Columbus, Ohio 43217, and can be reached by telephone at (614) 409-4900. AirNet’s common shares are listed on the American Stock Exchange LLC (“AMEX”) under the symbol “ANS.” AirNet’s Internet web site address is www.airnet.com (this uniform resource locator (URL) is an inactive textual reference only and is not intended to incorporate AirNet’s web site into this Annual Report on Form 10-K).
AirNet makes available free of charge on or through its Internet web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after AirNet electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the ”SEC”).
Sale of Jetride’s Passenger Charter Business
On July 26, 2006, AirNet, Jetride, and Pinnacle Air, LLC (“Pinnacle”) entered into a purchase agreement regarding the sale of Jetride’s passenger charter business to Pinnacle (the “Purchase Agreement”). The sale was completed on September 26, 2006. The purchase price was $41.0 million in cash, of which $40.0 million was consideration for the sale of nine company-owned aircraft and related engine maintenance programs and $1.0 million was consideration for the sale of all of the outstanding capital stock of a newly-created subsidiary of Jetride, also called Jetride, Inc. (“New Jetride”). Upon completion of the sale transaction, Jetride amended its articles of incorporation to change its name to 7250 STARCHECK, INC. Of the total consideration, $40.0 million was paid at closing and $1.0 million was paid into escrow to cover indemnification claims which may be made by Pinnacle for up to eighteen months after the closing. To the extent the escrow amount is not used to satisfy indemnification claims, the escrow amount is to be released to AirNet in two installments approximately six and twelve months after the closing. In March 2007, $500,000 of the escrowed amount was released to AirNet. AirNet retained the net working capital of the Jetride business, which was approximately $2.2 million as of the closing date. In connection with the closing of the sale transaction, Jetride repaid in full six term loans which had been secured by aircraft used in Jetride’s passenger charter business. The aggregate principal amount of the loans repaid was approximately $28.2 million plus accrued interest and early termination prepayment penalties of approximately $0.3 million through the repayment date. Following repayment of Jetride’s loans and expenses related to the transaction, AirNet used the remaining sale proceeds to further reduce debt outstanding under AirNet’s secured revolving credit facility. AirNet’s lenders under the secured revolving credit facility had consented to the sale of the Jetride passenger charter business and the various transactions necessary to complete the sale.
In connection with the transaction, AirNet agreed to provide certain transition services to Pinnacle and its subsidiaries for various specified time periods and various monthly fees, which initially aggregate to approximately $37,500 per month, primarily for aircraft maintenance management services. In addition, AirNet entered into three subleases with New Jetride, each for a one year term, under which New Jetride leases a portion of AirNet’s facilities located at Rickenbacker International Airport, Dallas Love Field and Birmingham International Airport. The aggregate lease payment under the three subleases is approximately $10,000 per month.
Pinnacle made offers of employment to all of the employees of Jetride and substantially all of the Jetride pilots and other employees accepted employment with Pinnacle. Wynn D. Peterson, who had served as AirNet’s Senior Vice President, Jetride Services, resigned as an executive officer of AirNet to become President of Pinnacle and New Jetride, which became a subsidiary of Pinnacle upon completion of the sale transaction.
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” AirNet has classified the assets and liabilities of Passenger Charter Services as assets and liabilities related to discontinued operations and presented this operating segment’s results of operations as discontinued operations for all periods presented. As a result of the disposition of the Jetride passenger charter business, AirNet has only one reportable segment.
Revenues from Passenger Charter Services, included in discontinued operations, were approximately $16.9 million, $29.5 million and $18.5 million for 2006, 2005 and 2004, respectively. Income from discontinued operations before income taxes for 2006, 2005 and 2004 was approximately $0.1 million, $0.8 million and $1.6 million, respectively. Included in the 2006 income from discontinued operations before income taxes is a pre-tax gain of approximately $1.0 million, which is net of approximately $1.0 million of investment banking and legal fees associated with the sale of Jetride.
Bank Services
Bank Services, primarily consisting of cancelled check delivery, generated approximately 65%, 68% and 68% of AirNet’s total net revenues for the fiscal years ended December 31, 2006, 2005 and 2004, respectively. AirNet’s time-critical cancelled check delivery service allows its banking customers to reduce their float costs and related processing fees. AirNet also transports other items, such as proof of deposit transactions and interoffice mail, for many of the same bank customers. The U.S. banking industry, including commercial banks and third-party processors, represents AirNet’s largest category of customers. AirNet’s bank customers represent many of the nation’s largest bank holding companies.
Express Services
Express Services, which focus on customers with time-critical delivery needs, generated approximately 34%, 31% and 31% of AirNet’s total net revenues for the fiscal years ended December 31, 2006, 2005 and 2004, respectively. Express Services are primarily targeted at customers involved in the life sciences, and media and entertainment industries, and other customers whose shipment needs are highly time sensitive, time-definite or highly controlled. In the life sciences industry, Express Services are offered to customers shipping packages that require specialized handling, the transportation of which is often highly regulated by various governmental authorities. Targeted markets within the life sciences industry include producers and recipients of radioactive pharmaceuticals, diagnostic specimens, blood, umbilical cord blood, human tissue and organs.
For those customers requiring time-critical delivery options not available on AirNet’s regularly scheduled routes, cargo charter services are available. Cargo charter services may be regularly scheduled or scheduled on an on-demand, as-needed basis, 24 hours per day, seven days a week.
Aviation Services
AirNet operates a fixed base operation from its Columbus, Ohio facility, offering retail aviation fuel sales and aircraft maintenance. AirNet continues to provide aircraft maintenance and Director of Maintenance management services for New Jetride after the sale of the Jetride passenger charter business in September 2006. AirNet also provides aircraft maintenance services for Pinnacle aircraft, and for other corporate aircraft and expects to increase its retail maintenance services in 2007.

Business Strategy
AirNet plans to continue to provide transportation services to the banking industry, but expects that its Bank Services revenues will continue to decline in future periods as a result of the increasing use by Bank Services customers of image products and other electronic alternatives to the physical movement of cancelled checks. AirNet will continue to evaluate and adjust its network fleet operation and size in response to these changing business conditions and the needs of its Express Services customers. AirNet is working with individual Bank Services customers to understand their future transportation requirements and to restructure contractual relationships. AirNet is requesting that many of its more significant Bank Services customers provide AirNet with an estimate of their future air transportation requirements to assist AirNet in planning changes to its transportation network. These estimates will allow AirNet to restructure its transportation network and provide advance notice of such changes to its customers thereby providing a measure of service predictability for those customers. In addition, AirNet will review its ground operations for efficiencies and cost reductions as AirNet reduces its air transportation network. AirNet will continue to focus on maximizing cash flow. During the fiscal years ended December 31, 2006 and 2005, AirNet reduced its outstanding debt by approximately $48 million and $6 million, respectively, of which approximately $39 million in 2006 related to the sale of Jetride’s passenger charter business, as described above.
AirNet’s business strategy is focused on increasing Express Services revenues in 2007 and subsequent years. AirNet intends to increase its focus on Express Services customers in time-critical, time-definite, and high control delivery markets, including medical testing laboratories, radioactive pharmaceuticals, medical equipment, controlled sensitive media and mission critical parts. AirNet also intends to establish relationships with specialized freight forwarders operating in these markets that may benefit from the competitive advantages offered by AirNet’s air transportation network. AirNet believes its air transportation network provides certain competitive advantages over other freight forwarders that must rely primarily upon commercial passenger airlines to process their shipments. These advantages include later tendering times, better on-time performance, greater control of shipments, reliable shipment tracking systems and greater flexibility in the design of transportation solutions for customers with specific needs.
The current aircraft in AirNet’s fleet were originally designed to meet the delivery needs of AirNet’s bank customers and have relatively small cargo capacities. AirNet’s current aircraft are not readily adaptable to the transportation of many types of larger air cargo. Therefore, AirNet intends to focus on customers with smaller sized package requirements in the time-critical, time-definite and high control delivery markets. AirNet also is evaluating other types of aircraft that may be more suitable for the transportation of packages for Express Services customers. If AirNet is unable to significantly increase its Express Services revenues and contribution margins, the anticipated decline in AirNet’s Bank Services revenues will require significant changes in AirNet’s air transportation network, including further reductions in its airline route schedule, the number of aircraft it operates, and operating and administrative costs.
AirNet plans on utilizing its internal aircraft maintenance competency by providing retail maintenance services for New Jetride, other Part 135 air carriers, and other corporate owned aircraft. Additionally, AirNet expects that it will be necessary to implement cost reductions in its administration, ground support and air operations. AirNet will continue to evaluate and adjust its current fleet and aircraft types in terms of future service requirements and maintenance and operating costs and expects to make additional changes in its aircraft fleet over time. In December 2006, AirNet entered into an agreement to sell all nine of its Cessna 310 aircraft for approximately $0.4 million.
In January of 2005, AirNet engaged Brown Gibbons Lang & Company (“BGL”) to serve as AirNet’s exclusive financial advisor and investment banker to review, develop and evaluate various strategic alternatives to enhance shareholder value, including the possible sale of AirNet. AirNet received indications of interest with respect to the sale of AirNet, which culminated in the execution of a letter of intent for the sale of AirNet on October 26, 2005. On December 16, 2005, AirNet announced that it had been unable to reach a definitive merger agreement with the private equity investment firm that entered into the letter of intent and that the exclusivity period under such letter of intent had been allowed to expire.
Following the termination of the letter of intent, in December of 2005, the AirNet Board of Directors dissolved the Special Committee which had been established to oversee the marketing process and appointed a Strategy Committee to work with management on the ongoing business strategy and alternatives for AirNet to enhance shareholder value. The Strategy Committee, together with the full AirNet Board, determined that AirNet’s business strategy would include operating its businesses with an emphasis on cash flows from operations while seeking other de-leveraging opportunities. The AirNet Board elected to continue the engagement of BGL as its financial advisor on a month-to-month basis in connection with the development and evaluation of various strategies and opportunities to enhance shareholder value and de-leverage the business.
In September 2006, AirNet sold its Jetride passenger charter business and thereafter concluded its month-to-month engagement with BGL. AirNet continues to consult with BGL from time-to-time on various strategies and opportunities to enhance shareholder value. On February 27, 2007, the AirNet Board dissolved the Strategy Committee following the appointment of Mr. Bruce D. Parker as Chairman of the Board and his assumption of the position of Chief Executive Officer of AirNet on December 28, 2006.

Operations
Air Operations
AirNet’s air operations are headquartered in Columbus, Ohio. In June 2005, AirNet relocated its operational headquarters from Port Columbus International Airport (“Port Columbus”) to Rickenbacker International Airport (“Rickenbacker”).
AirNet utilizes an extensive screening process to evaluate potential pilots prior to hiring. New pilots must meet stringent company qualifications, as well as mandated Federal Aviation Administration (“FAA”) requirements. New pilots must satisfactorily complete a five-week training program conducted by AirNet’s flight training staff prior to assignment of pilot duties. This training program includes flight simulator training prior to any actual flight time in an AirNet aircraft, as well as intensive ground instruction. Additionally, new pilots gain operating experience in a structured setting prior to assignment in order to gain a familiarity with AirNet’s route system and the unique demands of the flight environment.
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
Capacity management is an important factor in maintaining profitability of AirNet’s package delivery services. AirNet’s air transportation network is positioned around a flexible national route structure designed to facilitate late pick-up and early delivery times, minimize delays and simplify flight scheduling. AirNet’s flexible route structure allows it to respond to the changing volume needs of its customers. AirNet’s primary hub in Columbus, Ohio, and several mini-hubs across the nation, are located primarily in less congested regional airports. These locations, in conjunction with AirNet’s off-peak departure and arrival times, provide easy take-off and landings, convenient loading and unloading and fast refueling and maintenance. AirNet also uses commercial passenger airlines, primarily to transport shipments during the daytime and weekend hours when its aircraft are operating under a limited flight schedule.
AirNet employs approximately 80 aircraft and avionics technicians in five separate locations across the United States who perform maintenance on AirNet’s fleet of aircraft. AirNet has an in-house engine shop at its Columbus facility where some of the piston engines are overhauled on-site, thereby reducing aircraft downtime and controlling costs. AirNet also performs avionics troubleshooting and repair at its Columbus facility to provide for maximum efficiency and minimum aircraft downtime for the fleet. AirNet’s aircraft maintenance center at its Columbus hub has received ISO 9001:2000 certification and holds a repair station certificate granted by the FAA.
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
Ground support
AirNet manages its ground delivery services primarily through a network of vendor couriers. The use of vendor couriers to perform the majority of ground delivery services, allows AirNet to better match its ground costs with its volume requirements. In limited situations, employees are used for ground delivery services on scheduled routes where volume requirements economically justify employing full-time couriers. Dispatching functions related to ground delivery services occur at AirNet’s Columbus, Ohio hub and on a regional basis in some of the major cities served.
Fast Forward Solutions
Fast Forward Solutions, LLC (“Fast Forward Solutions”), a wholly-owned subsidiary of AirNet, was formed in August 2003 to explore growth opportunities associated with existing and emerging image replacement platforms and technologies. Fast

Forward Solutions is no longer pursuing opportunities in the image replacement market and AirNet expects to dissolve Fast Forward Solutions during the fiscal year ending December 31, 2007, without any financial impact.
Regulation
AirNet holds an air carrier operating certificate granted by the FAA pursuant to Part 135 of the Federal Aviation Regulations. AirNet also holds a repair station certificate granted by the FAA pursuant to Part 145 of the Federal Aviation Regulations. In addition, until the sale of Jetride’s passenger charter business in September 2006, Jetride held its own air carrier operating certificate granted by the FAA pursuant to Part 135. AirNet’s certificates are of unlimited duration and remain in effect so long as AirNet maintains the required standards of safety and meet the operational requirements of the Federal Aviation Regulations. The FAA’s regulatory authority relates primarily to operational aspects of air transportation, including aircraft standards and maintenance, personnel, and ground facilities.
The U. S. Department of Transportation (“DOT”) and Transportation Security Administration (“TSA”) have regulatory authority concerning operational and security concerns in transportation, including safety, insurance and hazardous materials. AirNet holds various operational certificates issued by these and other governmental agencies, including grantee status to DOT-SP 7060 Special Permit and a Transport Canada Permit for Equivalent Level of Safety, which permit AirNet to transport higher volumes of time-critical radioactive pharmaceuticals than is allowed by the DOT and Transport Canada for most carriers. AirNet’s grantee status under the DOT-SP 7060 Special Permit expires in August 2010 and its Permit for Equivalent Level of Safety expires in March 2008. These permits may be renewed at such times. AirNet is also subject to regulation by the Food and Drug Administration, which regulates the transportation of pharmaceuticals and live animals, as well as by various state and local authorities.
AirNet believes that it has all permits, approvals and licenses required to conduct its operations and that it is in compliance with applicable regulatory requirements relating to its operations, including all applicable noise level regulations.
AirNet transports packages on both its airline and on commercial airlines. The TSA requires that AirNet maintain certain security programs related to its operations, including a Twelve-Five Standard Security Program (“TFSSP”) and an Indirect Air Carrier Standard Security Program (“IACSSP”). The TFSSP governs security procedures applicable to AirNet’s airline and the IACSSP governs security procedures for tendering packages to commercial airlines. AirNet maintains a TSA approved TFSSP. AirNet Management, Inc., a wholly-owned subsidiary of AirNet (“AirNet Management”), maintains a TSA approved IACSSP. AirNet and AirNet Management believe that they are in compliance with all the requirements of the TFSSP and IACSSP programs that they maintain.
As a result of increased concerns regarding airline security, in May 2006 the TSA adopted new rules and regulations to enhance the security requirements relating to the transportation of cargo on both passenger and all-cargo aircraft. These new rules, when fully implemented, will require air carriers maintaining TFSSP and IACSSP programs to institute new or additional security measures, including enhanced training of personnel responsible for maintaining such programs or involved in the processing of air cargo, more extensive background checks of such personnel, and new rules for verifying the identity of shippers and individuals tendering packages to commercial airlines. AirNet has implemented the new TSA rules and regulations that are currently in effect and intends to implement other security measures as they become effective.
On January 9, 2007, the United States House of Representatives passed bill H.R.1 entitled “Implementing the 9/11 Commission Recommendations Act of 2007” and the bill was received in the United States Senate and referred to the Committee on Homeland Security and Governmental Affairs. On March 5, 2007, the Committee on Commerce, Science and Transportation of the United States Senate reported bill S.509 entitled “Aviation Security Improvement Act” with amendments and the bill as amended was placed on the Senate Legislative Calendar. If enacted, each of these bills would provide for significant further regulation and inspection/screening of cargo transported on commercial passenger airlines. If these bills are enacted, commercial passenger airlines may require earlier tendering times which may impact AirNet’s ability to meet current shipping timeframes for its customers.
Seasonality
See “ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION” under the heading “Seasonality and Variability in Quarterly Results” of this Annual Report on Form 10-K for a discussion of the seasonal aspects of AirNet’s business, which discussion is incorporated herein by reference.
Competition
The air and ground courier industry is highly competitive. AirNet’s primary competitor in the transportation of cancelled checks is the Federal Reserve’s Check Relay Network (the “CRN”). The actions of the Federal Reserve are regulated by the Monetary Control Act, which requires the Federal Reserve to price its services at actual cost plus a set percentage private sector adjustment factor. AirNet believes that the purpose of the Monetary Control Act is to curtail the possibility of predatory pricing by the Federal Reserve when it competes with the private sector. No assurance beyond the remedies of law can be given that the Federal Reserve will comply with the Monetary Control Act. On February 13, 2007, the Federal Reserve

announced that on May 21, 2007 it would be significantly reducing the number of interdistrict flights on its CRN as a result of a significant decline in the volume of cancelled checks to be transported. The Federal Reserve also announced that it expects the CRN will be discontinued by 2010.

In the private sector, there are a large number of smaller, regional carriers that transport cancelled checks, none of which AirNet believes has a significant interstate market share. The two largest private sector national air carriers, FedEx and United Parcel Service (“UPS”), both carry cancelled checks where the required deadlines fit into their existing system. AirNet does not believe that FedEx or UPS represents a significant competitor in the time-critical cancelled check market to date. AirNet provides customized service for its customer base, often with later pick-ups and earlier deliveries than the large, national air carriers provide.
AirNet competes with commercial passenger airlines and numerous other carriers in its Express Services delivery business and estimates its market share in this industry at less than 1%. AirNet believes that its national air transportation network, proprietary information technology and historically high on-time performance level allow it to compete in this market. In recent years, additional charter aircraft competitors have received grantee status to the DOT-SP 7060 Special Permit which has increased competition for radioactive pharmaceuticals customers.
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
In June 2005, AirNet relocated its corporate and operational headquarters from 3939 International Gateway in Columbus, Ohio (the “Port Columbus Facility”) to the new Rickenbacker Facility. AirNet’s lease of its Port Columbus Facility expired on August 31, 2005. In connection with vacating its Port Columbus Facility, AirNet was required to conduct an environmental assessment of the Port Columbus Facility. The results of the environmental assessment demonstrated concentrations of petroleum hydrocarbons and vinyl chloride above the regulatory limits in samples associated with one of three oil-water separators located in the hanger portion of the Port Columbus Facility. Except for the area associated with the one oil-water separator, it was the opinion of the environmental testing firm engaged to conduct the assessment that no obviously recognized environmental conditions existed at AirNet’s Port Columbus Facility in the areas assessed, including the fuel farm which AirNet maintained at the Port Columbus Facility through August 2006.
Following completion of the environmental assessment of the Port Columbus Facility, AirNet, with the assistance of the Authority, determined what actions were necessary to remediate the identified pollution conditions. In March of 2006, AirNet completed remedial work to remove the pollution conditions, which consisted primarily of the removal and replacement of a portion of the concrete floor in the hangar area of the Port Columbus Facility, the removal and replacement of the contaminated soil, and the installation of a new oil-water separator. Environmental testing conducted upon the completion of the remedial work demonstrated no presence of petroleum hydrocarbons or vinyl chloride above the regulatory limits in the area associated with the remedial work.
AirNet also maintained certain assets at Port Columbus for dispensing aviation fuel under the terms and conditions of a separate lease agreement (the “Fuel Farm Lease”). The Fuel Farm Lease required AirNet to return the premises leased under the Fuel Farm Lease to their original condition upon the termination of the lease. In lieu of returning the premises to their original condition, the Fuel Farm Lease provided that the Authority could take title to any improvements constructed by AirNet on the leased premises. On August 17, 2006, AirNet conveyed all of its fuel farm assets to the Authority for $1 and a release of any future liabilities associated with the Fuel Farm Lease and the fuel farm assets, other than any liabilities related to environmental conditions which may be imposed by any governmental agency. The Fuel Farm Lease also was terminated on August 17, 2006. As a result of the conveyance of the fuel farm assets to the Authority and the termination of the Fuel Farm Lease, AirNet was relieved of its obligation to return the leased premises to their original condition.
AirNet believes that compliance with applicable laws and regulations governing environmental matters has not had, and is not expected to have, a material effect on AirNet’s capital expenditures, operations or competitive position.
Employees
As of December 31, 2006, AirNet employed approximately 670 persons, which included approximately 170 pilots. AirNet’s employees are not represented by any union or covered by any collective bargaining agreement. AirNet has experienced no work stoppages and believes that its relationship with employees is good.

ITEM 1A – RISK FACTORS
The Check 21 Act and electronic methods of clearing cancelled checks have had, and will continue to have, a significant adverse effect on AirNet’s revenues derived from check delivery services.
The Check 21 Act, which became effective in October 2004, creates a new negotiable instrument called a substitute check (also known as an image replaced document or “IRD”) that becomes the legal equivalent of the original item. The Check 21 Act effectively removed the requirement of returning an original paper check to the account holder’s institution and required that all financial institutions accept an IRD in lieu of a cancelled check. The Check 21 Act and the transition in the banking industry to electronic methods of clearing cancelled checks will eventually replace the need for expedited air transportation services of original cancelled checks by most of AirNet’s banking customers. The Check 21 Act and electronic methods of clearing cancelled checks have had, and will continue to have, a significant adverse affect on AirNet’s revenues derived from check delivery services.
The use of image replacement documents and other electronic methods to clear cancelled checks is accelerating and will have a significant adverse effect on AirNet’s revenues and income.
The use of IRD’s and other electronic methods to clear cancelled checks is accelerating and AirNet is experiencing significant declines in the volume of cancelled checks it delivers. The acceleration in the use of electronic methods of clearing checks will have a significant adverse effect on AirNet’s revenues and income. AirNet’s contribution margin on the delivery of cancelled checks is significantly higher than its contribution margin from its other delivery services. The decline in revenues derived from check delivery services and the associated loss of contribution margin will require AirNet to further reduce its current route structure and the number of aircraft it operates. Such reductions in AirNet’s national airline network will result in the elimination of certain delivery services to its banking customers and will result in additional declines in AirNet’s Bank Services revenues. The high fixed costs of AirNet’s national airline structure will make it difficult to reduce costs in proportion to anticipated decreases in revenues and income.
AirNet may be unable to offset losses in its Bank Services revenues and contribution margins with Express Services revenues and contribution margins, which could adversely affect AirNet’s profitability or ability to operate its air transportation network.
Because the density of cancelled check shipments is greater than the typical Express Services shipment, contribution margins on Bank Services shipments are substantially higher than Express Services shipments after considering the cubic dimension of shipments. Also, due to the unscheduled nature of Express Services shipments, pick-up and delivery costs per shipment are higher for Express Services shipments than Bank Services shipments. Express Services contribution margins are currently insufficient to support the operation of AirNet’s airline as presently configured. As AirNet’s Bank Services revenues decline due to the decrease in cancelled check volumes, it will be necessary for AirNet to increase its Express Services revenues and contribution margins to a level sufficient to support the operating costs of AirNet’s airline. In the event AirNet is unable to sufficiently increase its Express Services revenues and contribution margins, it will be necessary to restructure AirNet’s airline by reducing routes and the number of aircraft its operates. Due to the high fixed costs of operating AirNet’s national air transportation network, there can be no assurances that AirNet’s financial performance in future periods will be profitable or sufficient to support a national air transportation network.
Reductions in AirNet’s route schedule and the number of aircraft it operates may adversely impact AirNet’s Express Services business.
AirNet’s air and ground network that provides later pick-up and earlier delivery times than those offered by other national carriers is one of the primary differentiating characteristics of AirNet’s time-critical delivery network. A significant portion of AirNet’s Express Services shipments are transported on AirNet’s airline. The anticipated decline in AirNet’s transportation of cancelled checks will require significant changes in AirNet’s air transportation network, including further reductions in its current route schedule and the number of aircraft it operates. Reductions in AirNet’s route schedule and the number of aircraft it operates will require AirNet to transport a greater portion of its Express Services shipments on commercial airlines and may adversely impact AirNet’s ability to expand or maintain its Express Services business.
Competition from other providers of express air and ground delivery services may adversely affect AirNet’s results of operations and financial condition.
AirNet’s Bank Services compete primarily against the Federal Reserve’s Check Relay Network, which has significantly greater financial and other resources than AirNet. The Federal Reserve is regulated by the Monetary Control Act of 1980, which in general requires that the Federal Reserve price its services on an actual cost basis plus a set percentage private sector market adjustment factor. Failure by the Federal Reserve to comply with the Monetary Control Act by pricing its services below the required rates could have an adverse competitive impact on AirNet. In addition, the Monetary Control Act may be amended, modified or repealed, or new legislation affecting AirNet’s business may be enacted. Also, the market for Express Services is highly competitive. Aggressive competition for customers with express delivery needs could have a material adverse affect on revenue and contribution margins in Express Services.
It will be difficult for AirNet to dispose of its aircraft and other operating assets in response to any reductions in its air transportation network or operations.
AirNet’s ability to dispose of its aircraft in response to any reductions in its air transportation network will be limited by the age and cargo configuration of such aircraft. AirNet’s aircraft, including its Learjets, are relatively older, higher use aircraft that are not configured for passenger use. Lower use Learjets with similar ages, lower operating hours and configured for passenger use have been averaging in excess of 18 months on the market prior to sale. AirNet’s ability to dispose of its Learjets will be restricted by such market factors and may require extended holding periods prior to sale. The cost of converting such Learjets to passenger use will also limit the market for such aircraft and the value AirNet would receive upon their sale. A significant portion of AirNet’s other aircraft are subject to similar factors that will limit their marketability. AirNet’s operating facility located at Rickenbacker International Airport is a specialty use facility which is not readily adaptable to uses other than aircraft operations. The specialty nature of AirNet’s Rickenbacker facility and the fact that it is not located at a major metropolitan airport will limit its value and could result in an extended holding period prior to disposition.
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
FAA grounding of AirNet’s fleet or a specific type of aircraft used in AirNet’s delivery services business may adversely affect AirNet’s business and revenues.
The FAA has the authority to ground specific types of aircraft due to safety concerns and ground a Part 135 operator’s entire fleet for alleged violations of safety requirements. The FAA has, from time to time, grounded specific types of aircraft until such aircraft can be inspected and/or can be modified to correct the safety issue. The FAA has considered airworthiness directives that could result in the grounding of certain Cessna 208 Caravans until de-icing equipment or other modifications can be installed. AirNet operates 14 Cessna 208 Caravans as part of its air transportation network. The grounding of any type of aircraft used in AirNet’s fleet, including the Cessna 208 Caravans, would adversely affect AirNet’s air transportation network and would adversely affect AirNet’s business and revenues. In addition, the cost of modifying AirNet’s aircraft to correct any safety concerns would increase the cost of operating such aircraft and AirNet’s business.
Loss of AirNet Management, Inc.’s Indirect Air Carrier Standard Security Program approval could adversely affect AirNet’s business.
A significant portion of AirNet’s shipments are transported via commercial passenger airlines. TSA regulations provide that only indirect air carriers that maintain a TSA-approved Indirect Air Carrier Standard Security Program (“IACSSP”) may tender packages to commercial passenger airlines. AirNet Management, Inc., a wholly-owned subsidiary of AirNet (“AirNet Management”), maintains a TSA-approved IACSSP under which AirNet derives its authority to tender packages to commercial passenger airlines. AirNet’s ability to transport packages on commercial passenger airlines is dependent upon AirNet Management’s continuing compliance with the rules and regulations governing Indirect Air Carrier Standard Security Programs and the TSA’s continuing approval of the AirNet Management IACSSP. The TSA has, from time to time, implemented new rules and regulations governing the tender of packages to commercial passenger airlines. In addition, the US House and Senate are considering new legislation which, if enacted, would further increase the regulation of air cargo on commercial passenger aircraft. Such new regulations and legislation could increase AirNet’s operating costs or make it more difficult to comply with the rules and regulations governing the tender of packages to commercial passenger airlines. The loss of AirNet Management’s IACSSP approval would have a significant and immediate adverse effect on AirNet’s business.
Changes in government regulations regarding the transportation of hazardous materials may increase AirNet’s costs of transporting such shipments or reduce AirNet’s ability to transport such shipments.

The DOT implemented new regulations regarding the transportation of hazardous materials that went into effect on April 1, 2005. The new regulations required that AirNet institute new operating procedures and make arrangements with ground vendors and/or fixed based operators to assist AirNet in complying with the new regulations. Failure to comply with the new or existing regulations governing the transportation of hazardous materials would reduce or otherwise restrict AirNet’s ability to transport hazardous materials, including its ability to transport radioactive pharmaceuticals pursuant to AirNet’s grantee status under the DOT SP-7060 Special Permit. Future changes in government regulations regarding the transportation of hazardous materials may also increase AirNet’s costs of transporting such shipments or reduce AirNet’s ability to transport such shipments.
Reclassification of ground couriers as employees rather than independent contractors could subject AirNet to back taxes and other liabilities.
Prior to 2006, AirNet used the services of independent contractors as couriers to pick up and deliver a significant portion of its packages. From time to time, federal and state authorities have sought to assert that independent contractors in the transportation industry, including independent contractors providing services similar to those utilized by AirNet, are employees rather than independent contractors. AirNet previously classified its couriers providing services under an independent contractor agreement or arrangement as independent contractors rather than as employees. However, there can be no assurance that federal or state authorities will not challenge this position and attempt to reclassify such independent contractors as employees of AirNet. In the event of any such reclassification, AirNet could be required to pay back-up withholding with respect to amounts previously paid to its couriers and be required to pay penalties or subject AirNet to other liabilities as a result of the incorrect classification of such individuals, such as payment of past due workers compensation and unemployment insurance premiums.
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
Changes at fixed base operators and by local airport authorities could potentially limit AirNet’s ramp access to its aircraft, thereby increasing tender time from customers. Changes in chain of custody requirements could also potentially cause AirNet to incur additional costs to staff additional hours at certain locations. In response to the new security-related procedures being implemented, AirNet added a security surcharge in 2002 for its Bank Services and Express Services customers. Although the surcharge is expected to help offset the increasing costs associated with security issues, AirNet’s current surcharge program may not be sufficient to cover all new costs it may incur as additional transportation safety procedures are developed and/or required.
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
Catastrophic accidents involving AirNet’s aircraft could result in a significant reduction in AirNet’s business and increase its insurance costs.
A catastrophic accident could reduce the demand for AirNet’s services and, therefore, reduce its revenue. In the event of a catastrophic accident, AirNet may not be able to secure liability insurance for its business or secure such insurance at a reasonable cost.
Environmental concerns may arise in connection with AirNet’s operation at its Rickenbacker Facility on leased land with known pollution conditions.

In 2005, AirNet completed construction of its Rickenbacker Facility on land leased from the Authority. Portions of the leased land, as well as portions of the aircraft ramp, on which AirNet conducts a significant portion of its operations at the Rickenbacker Facility, contain known pollution conditions. The appropriate amended post closure plan and no further action letters addressing these areas were supplied to AirNet by the Authority prior to beginning construction. Identification of additional pollution conditions on the leased land or attached ramp could increase AirNet’s costs and have an adverse affect on its ability to operate at the Rickenbacker Facility.
Failure to renew AirNet’s grantee status to the DOT-SP 7060 Special Permit or AirNet’s Transport Canada Permit for Equivalent Level of Safety would result in significant loss of Express Services revenue.
AirNet maintains grantee status to the DOT-SP 7060 Special Permit and holds a Transport Canada Permit for Equivalent Level of Safety which allows AirNet to transport higher volumes of radioactive pharmaceuticals than that permitted by most air carriers. AirNet’s grantee status under the DOT-SP 7060 Special Permit expires in August 2010 and its Permit for Equivalent Level of Safety expires on March 31, 2008. Although AirNet anticipates it will obtain a renewal of these permits at their next scheduled renewal dates, there can be no assurances that these permits will be extended. Further, there can be no assurance that AirNet can continue to comply with all current requirements related to its grantee status under the DOT-SP 7060 Special Permit or its Permit for Equivalent Level of Safety, or that such requirements will not change in the future which would negatively affect AirNet’s ability to maintain such status.
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
AirNet’s amended articles authorize the board of directors to issue up to 10,000,000 preferred shares without further shareholder approval, subject to any limitations prescribed by law and the rules and regulations of AMEX. The preferred shares could have dividend, liquidation, conversion and other rights and privileges that are superior or senior to the common shares. Issuance of preferred shares could result in the dilution of the voting power of the common shares, adversely affect holders of the common shares in the event of liquidation of AirNet or delay, defer or prevent a change in control of AirNet.
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
Limitations on AirNet’s ability to borrow could adversely affect AirNet’s financial condition and prevent AirNet from fulfilling its financial obligations.
AirNet has a significant revolving credit facility which is scheduled to expire on October 15, 2008. AirNet’s revolving credit facility is used to fund working capital, capital expenditures and other general corporate requirements. Any substantial indebtedness incurred under the revolving credit facility could: (1) require AirNet to dedicate a substantial portion of cash flows from operating activities to payments on AirNet’s indebtedness, which would reduce the cash flows available to fund working capital, capital expenditures and other general corporate requirements; (2) limit AirNet’s flexibility in planning for, or reacting to, changes in AirNet’s business and the industry in which AirNet operates; and (3) limit AirNet’s ability to borrow additional funds. AirNet’s liquidity and its ability to meet its current and long-term financial obligations as they become due will be dependent upon AirNet’s financial performance, its ability to meet financial covenants under the revolving credit facility and its ability to replace or extend the revolving credit facility when it becomes due. AirNet’s breach of a financial covenant or other provision of its revolving credit facility would constitute a default and would permit its lender to pursue the remedies available to it under the revolving credit facility. These remedies include terminating AirNet’s ability to make any new borrowings and accelerating the repayment of all existing borrowings under the revolving credit facility. If AirNet’s lender declared a default, there is no assurance that AirNet would have adequate resources or be able to obtain other financing to pay amounts owed under the revolving credit facility. AirNet’s failure to meet these financial covenants would have a material adverse effect on AirNet’s financial position and ability to continue operations.
AirNet may not be able to raise future capital through debt financing which could adversely affect AirNet’s ability to execute its Express Services strategy.
AirNet may be unable to raise capital for future capital expenditures through debt financing. AirNet’s inability to secure debt financing would limit its ability to purchase new aircraft and change the current mix of aircraft in its fleet. The current aircraft in AirNet’s fleet were originally designed to meet the delivery needs of AirNet’s bank customers and have relatively small cargo capacities. AirNet’s current aircraft are not readily adaptable to the transportation of many types of air cargo, which generally require greater aircraft capacity and lower operating costs. AirNet’s inability to secure debt financing to purchase aircraft that are more suitable to the transportation of Express Services cargo may adversely affect AirNet’s ability to execute its Express Services strategy of increasing Express Services revenues and contribution margins.
AirNet may encounter issues in documenting and testing its internal control over financial reporting for purposes of complying with Section 404 of the Sarbanes-Oxley Act of 2002.
AirNet is in the process of documenting and testing its internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will require management to annually assess the effectiveness of AirNet’s internal control over financial reporting beginning with the fiscal year ending December 31, 2007 and a report by AirNet’s independent registered public accounting firm addressing management’s assessment and the effectiveness of the internal control over financial reporting beginning with the fiscal year ending December 31, 2008. During the course of AirNet’s testing, AirNet may identify deficiencies and weaknesses, which AirNet may not be able to remediate in time to meet the deadline imposed by the regulations promulgated under the Sarbanes-Oxley Act for compliance with the requirements for Section 404. If management is unable to conclude that AirNet’s internal control over financial reporting is effective at year-end 2007 or AirNet’s independent registered public accounting firm is unable to give a favorable report on management’s assessment beginning with the fiscal year ending December 31, 2008, the result could be a material adverse effect on AirNet’s reputation, financial condition and on the market price of AirNet’s common shares.
ITEM 1B – UNRESOLVED STAFF COMMENTS
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
Through August 2006, AirNet also maintained certain assets at Port Columbus for dispensing aviation fuel under the terms and conditions of a separate lease agreement (the “Fuel Farm Lease”). The Fuel Farm Lease required AirNet to return the premises leased under the Fuel Farm Lease to their original condition upon the termination of the lease. In lieu of returning the premises to their original condition, the Fuel Farm Lease provided that the Authority could take title to any improvements constructed by AirNet on the leased premises. On August 17, 2006, AirNet conveyed all of its fuel farm assets to the Authority for $1 and a release of any future liabilities associated with the Fuel Farm Lease and the fuel farm assets, other than any liabilities related to environmental conditions which may be imposed by any governmental agency. The Fuel Farm Lease also was terminated on August 17, 2006. As a result of the conveyance of the fuel farm assets to the Authority and the termination of the Fuel Farm Lease, AirNet was relieved of its obligation to return the leased premises to their original condition.

AirNet also conducts operations at approximately 30 additional locations throughout the United States. These locations, which are leased from unrelated third parties, generally include office space and/or a section of the lessor’s hangar or ramp.
Fleet
Cargo aircraft
The following table shows information about AirNet’s cargo aircraft fleet used in its Bank Services and Express Services operations as of December 31, 2006. AirNet’s cargo aircraft have been modified for cargo use and contain no passenger seats and interiors to provide maximum payload.

Aircraft Type	Owned(1)	Leased	Payload(2)	Range(3)	Speed(4)
Aircraft used in operations:
Learjet, Model 35/35A	30	—	3,800	1,700	440
Cessna Caravan	7	7	3,400	825	170
Beech Baron	40	—	1,000	800	170
Piper Navajo	17	—	1,500	800	170

Total used in operations	94	7

Aircraft held for sale:
Cessna 310	9	—	900	800	170

Total aircraft	103	7

(1)	In January 2007, a Learjet 35 was damaged and removed from AirNet’s aircraft fleet, which decreased the total number of owned Learjets to 29.

(2)	Maximum payload in pounds for a one-hour flight plus required fuel reserves.

(3)	Maximum range in nautical miles, assuming zero wind, full fuel and maximum payload.

(4)	Maximum speed in knots, assuming maximum payload.
The Learjet 35 is among the fastest and most reliable small jet aircraft available in the world and meets all Stage Three noise requirements currently required at most locations across the United States.
The Cessna Caravan Super Cargomaster aircraft is a single-engine turbo-prop aircraft.
The Piper Navajo, Beech Baron and Cessna 310 are twin-engine piston aircraft. In February 2006, AirNet decided to market for sale all nine of the Cessna 310 aircraft it owns and, in November 2006, AirNet entered into an agreement to sell all nine of the Cessna 310 aircraft for approximately $0.4 million. AirNet agreed to perform an annual inspection and to pay the cost of the inspection for each aircraft prior to delivery. AirNet delivered six aircraft in the first quarter of 2007 and expects to deliver the three remaining aircraft in April of 2007.
Vehicles
AirNet operated a fleet of approximately 50 ground transportation vehicles as of December 31, 2006. Vehicles range in size from passenger cars to full sized vans. AirNet also rents lightweight trucks for certain weekend ground routes. In 2001, AirNet entered into a leasing agreement with a third party provider and began replacing owned vehicles with leased vehicles as replacement became necessary. AirNet leased approximately 17 of the 50 ground transportation vehicles it operated as of December 31, 2006. In addition to the ground transportation vehicles it operates, AirNet owns and operates approximately 24 vehicles not licensed for road use, including fuel trucks and tugs.
ITEM 3 — LEGAL PROCEEDINGS
In July 2006, AirNet received a letter from an attorney representing an association of software publishers indicating that the association had evidence that AirNet had engaged in the unlawful installation and use of certain software products. At the request of the association’s attorney, AirNet conducted a company wide review of its use of software published by members of the association. The internal review did not disclose any unauthorized installation or use of such software and the results of the review were submitted to the association’s attorney. The attorney for the association subsequently requested certain supplemental information regarding AirNet’s software usage, which AirNet supplied to the attorney for the association. In March 2007, the attorney for the association notified AirNet that she was not able to verify AirNet’s possession of licenses for certain software through information provided by the manufacturers of such software. The attorney for the association offered to settle the alleged infringement issues in accordance with terms of a proposed settlement agreement and a settlement payment of approximately $26,000. The attorney for the association has confirmed that AirNet may still submit appropriate documentation reflecting its purchase of the software in question. AirNet is in the process of assembling and submitting such documentation. AirNet believes that it is in compliance with all software licensing requirements and that it has not engaged in any unlawful use of the software published by the association’s members.
AirNet uses the services of independent contractors as couriers to pick up and deliver its packages. During 2005, the California Employment Development Department (the “EDD”) concluded an employment tax audit of AirNet’s operations in California. As a result of its audit, the EDD concluded that certain independent contractors used by AirNet should be reclassified as employees. Based upon such reclassification, the EDD proposed a $53,061 assessment against AirNet under Section 1127 of the California Unemployment Insurance Code. After receipt of the proposed assessment, AirNet filed a Petition for Reassessment with the California Unemployment Insurance Appeals Board. After the filing of the Petition for Reassessment, AirNet submitted further documentation to the EDD which reduced the assessment to $31,636 based upon employment taxes paid directly to the State of California by the affected independent contractors. On February 13, 2007, AirNet withdrew its petition for reassessment. Payment of the EDD assessment will conclude this matter.
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
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the shareholders of AirNet during the fourth quarter of the fiscal year ended December 31, 2006.
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common shares of AirNet Systems, Inc. traded on the New York Stock Exchange until January 24, 2006. On January 25, 2006, the common shares of AirNet Systems, Inc. began trading on AMEX under the symbol “ANS”. The table below sets forth the high and low sales prices of the common shares (a) as reported on the New York Stock Exchange for the period from January 1, 2005 through January 24, 2006 and (b) as reported on AMEX for the period from January 25, 2006 through December 31, 2006 (December 29, 2006 was the last trading day during the fiscal year ended December 31, 2006.)

	2006		2005
Quarter ended	High	Low	High	Low
March 31	$3.76	$3.17	$4.75	$3.31
June 30	3.60	2.82	5.19	3.71
September 30	3.84	2.80	5.44	3.91
December 31	3.92	2.91	5.36	3.22
AirNet has not paid any dividends on its common shares and has no current plans to pay any dividends in the foreseeable future. AirNet anticipates using future earnings to finance operations and reduce debt.
The payment of any future dividends on common shares will be determined by the AirNet Board of Directors in light of conditions then existing, including earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.
On March 19, 2007, there were approximately 822 record holders of AirNet’s common shares.
Neither AirNet nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of AirNet during the fourth quarter of the fiscal year ended December 31, 2006. On February 18, 2000, AirNet announced a stock repurchase plan under which up to $3.0 million of AirNet common shares may be repurchased from time to time. These repurchases may be made in open market transactions or through privately negotiated transactions. As of December 31, 2006, AirNet had the authority, subject to bank approval, to repurchase approximately $0.6 million of AirNet common shares under this stock repurchase plan.

ITEM 6 — SELECTED FINANCIAL DATA

Statement of Operations Data
(in thousands, except per share data)	Year Ended December 31,
	2006	2005	2004	2003	2002
Net Revenues, net of excise tax
Bank Services	$112,034	$113,748	$106,117	$103,399	$102,626
Express Services	59,187	52,346	49,096	36,963	33,958
Aviation Services	1,586	865	1,243	1,261	1,044

Total net revenues	172,807	166,959	156,456	141,623	137,628

Costs and Expenses
Operating costs and expenses	158,382	155,893	152,917	136,659	130,268
Impairment charges (Notes 1, 2, and 3)	24,560	16,073	47,009	—	—

Total costs and expenses	182,942	171,966	199,926	136,659	130,268

Income (loss) from continuing operations before income taxes	(10,135)	(5,007)	(43,470)	4,964	7,360

Interest expense	1,532	2,107	1,228	1,337	948

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(11,667)	(7,114)	(44,698)	3,627	6,412

Provision (benefit) for income taxes	1,654	(2,400)	(9,566)	1,533	2,480

Income (loss) from continuing operations before cumulative effect of accounting change	(13,321)	(4,714)	(35,132)	2,094	3,932

Income (loss) from discontinued operations, net of taxes (Notes 4 and 5)	29	468	986	686	(561)

Cumulative effect of accounting change, net of tax benefit (Note 6)	—	—	—	—	(1,868)

Net income (loss)	$(13,292)	$(4,246)	$(34,146)	$2,780	$1,503

Income (loss) per common share — basic and diluted

Continuing operations	$(1.31)	$(0.47)	$(3.49)	$0.21	$0.38
Discontinued operations	$0.00	$0.05	$0.10	$0.07	$(0.05)
Cumulative effect of accounting change	$—	$—	$—	$—	$(0.18)

Net income (loss)	$(1.31)	$(0.42)	$(3.39)	$0.28	$0.15

Balance Sheet Data (in thousands)

Total assets	$56,547	$123,293	$137,470	$153,273	$147,324
Total debt	7,955	56,019	62,245	37,776	41,794
Total shareholders’ equity	34,015	46,379	50,466	84,280	80,796

Note 1	Represents 2006 charge related to the impairment of AirNet’s cargo assets (See Note 2 — Impairment of Property and Equipment and Goodwill of the Notes to Consolidated Financial Statements included in “ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.)

Note 2	Represents 2005 charge related to the impairment of AirNet’s cargo assets (See Note 2 — Impairment of Property and Equipment and Goodwill of the Notes to Consolidated Financial Statements included in “ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.)

Note 3	Represents 2004 charge related to the impairment of AirNet’s cargo assets and related goodwill (See Note 2 — Impairment of Property and Equipment and Goodwill of the Notes to Consolidated Financial Statements included in “ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.)

Note 4	In August 2003, AirNet sold the assets of its Mercury Business Services unit, resulting in discontinued operations.

Note 5	In September 2006, AirNet sold the assets of its Jetride Passenger Charter Services unit, resulting in discontinued operations, including a gain on sale of $610, net of tax.

Note 6	Represents the effect of adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
General
Total net revenues have increased in each of the last three years as a result of increases in Express Services revenues, higher fuel surcharge revenues and general price increases for Bank Services and Express Services. However, AirNet’s Bank Services net revenues, the largest portion of AirNet’s business, began to decline in 2006 as a result of the increasing use of image products and other electronic alternatives to the physical movement of cancelled checks. Management believes the decline in Bank Services revenues will continue in future periods due to decreasing demand for the physical transportation of cancelled checks. The decline in Bank Services check volume and revenues will require AirNet to focus on increasing its Express Services revenues and to restructure its existing transportation network to meet the changing needs of Bank Services and Express Services customers. AirNet’s transportation network was originally designed and continues to operate in a highly reliable manner to meet the demanding pick-up and delivery schedules of AirNet’s bank customers with aircraft that have relatively small cargo capacities. The present AirNet fleet is capable of accepting relatively small sized Express Services cargo; however, the aircraft are not readily adaptable to the transportation of many other types of larger air cargo, which generally require greater aircraft capacity and have lower operating costs per pound mile. AirNet continues to evaluate and review Bank Services and Express Services customer needs and AirNet’s operating structure and costs. Management anticipates that it will be necessary to substantially modify its transportation network and fleet in response to these changing business conditions, including the evaluation of different aircraft types that may be more suitable for Express Services customers.
The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of AirNet. This discussion should be read in conjunction with the accompanying audited consolidated financial statements, which include additional information about AirNet’s significant accounting policies, practices and the transactions that underlie its financial results, and the risk factors described in “Item 1A – Risk Factors” of this Annual Report on Form 10-K.
Sale of Jetride’s Passenger Charter Business
On July 26, 2006, AirNet, Jetride, and Pinnacle Air, LLC (“Pinnacle”) entered into a purchase agreement regarding the sale of Jetride’s passenger charter business to Pinnacle (the “Purchase Agreement”). The sale was completed on September 26, 2006. The purchase price was $41.0 million in cash, of which $40.0 million was consideration for the sale of nine company-owned aircraft and related engine maintenance programs and $1.0 million was consideration for the sale of all of the outstanding capital stock of a newly-created subsidiary of Jetride, also called Jetride, Inc. (“New Jetride”). Upon completion of the sale transaction, Jetride amended its articles of incorporation to change its name to 7250 STARCHECK, INC. Of the total consideration, $40.0 million was paid at closing and $1.0 million was paid into escrow to cover indemnification claims which may be made by Pinnacle for up to eighteen months after the closing. To the extent the escrow amount is not used to satisfy indemnification claims, the escrow amount is to be released to AirNet in two installments approximately six and twelve months after the closing. In March 2007, $500,000 of the escrowed amount was released to AirNet. AirNet retained the net working capital of the Jetride passenger charter business, which was approximately $2.2 million as of the closing date. In connection with the closing of the sale transaction, Jetride repaid in full six term loans which had been secured by aircraft used in Jetride’s passenger charter business. The aggregate principal amount of the loans repaid was approximately $28.2 million plus accrued interest and early termination prepayment penalties of approximately $0.3 million through the repayment date. Following repayment of Jetride’s loans and expenses related to the transaction, AirNet used the remaining sale proceeds to further reduce debt outstanding under AirNet’s secured revolving credit facility. AirNet’s lenders under the secured revolving credit facility had consented to the sale of the Jetride passenger charter business and the various transactions necessary to complete the sale.
In connection with the transaction, AirNet agreed to provide certain transition services to Pinnacle and its subsidiaries for various specified time periods and various monthly fees, which initially aggregate to approximately $37,500 per month, primarily for aircraft maintenance services. In addition, AirNet’s Director of Maintenance continues to serve as the Director of Maintenance for New Jetride. AirNet entered into three subleases with New Jetride, each for a one year term, under which New Jetride leases a portion of AirNet’s facilities located at Rickenbacker International Airport, Dallas Love Field and Birmingham International Airport. The aggregate lease payment under the three subleases is approximately $10,000 per month.
Pinnacle made offers of employment to all of the employees of Jetride and substantially all of the Jetride pilots and other employees accepted employment with Pinnacle. Wynn D. Peterson, who had served as AirNet’s Senior Vice President, Jetride Services, resigned as an executive officer of AirNet to become President of Pinnacle and New Jetride, which became a subsidiary of Pinnacle upon completion of the sale transaction.
Revenues from Passenger Charter Services, included in discontinued operations, were approximately $16.9 million, $29.5 million and $18.5 million for 2006, 2005 and 2004, respectively. Income from discontinued operations before income taxes for 2006, 2005 and 2004 was approximately $0.1 million, $0.8 million and $1.6 million, respectively. Included in the 2006 income from discontinued operations before income taxes is a pre-tax gain of approximately $1.0 million, which is net of approximately $1.0 million of investment banking and legal fees associated with the sale of Jetride.
Results of Operations
Financial Overview
Loss from continuing operations before interest and income taxes was approximately ($10.1) million, ($5.0) million and ($43.5) million for 2006, 2005 and 2004, respectively. Included in these losses from continuing operations before interest and income taxes were non-cash asset impairment charges of approximately $24.6 million, $16.1 million and $47.0 million during 2006, 2005 and 2004, respectively.
Loss from continuing operations was approximately ($13.3) million ($1.31 loss per share) for 2006, approximately ($4.7) million ($0.47 loss per share) for 2005 and approximately ($35.1) million ($3.49 loss per share) for 2004. Non-cash asset impairment charges were approximately $24.6 million, $16.1 million ($10.0 million net of tax benefit) and $47.0 million ($31.0 million net of tax benefit) in 2006, 2005 and 2004, respectively. No tax benefit was recorded in 2006 related to the asset impairment charge (see “Note 8 – Income Taxes” of the Notes to Consolidated Financial Statements included in “ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K).
Net Revenues
Dollars in ‘000’s

				$ Increase	% Increase	$ Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
Net Revenues	2006	2005	2004	2005 to 2006	2005 to 2006	2004 to 2005	2004 to 2005

Net Revenues
Bank Services	$112,034	$113,748	$106,117	$(1,714)	(2)%	$7,631	7%
Express Services	59,187	52,346	49,096	6,841	13%	3,250	7%
Aviation Services	1,586	865	1,243	721	83%	(378)	(30)%

Total Net Revenues	$172,807	$166,959	$156,456	$5,848	4%	$10,503	7%

Although Bank Services revenues declined in 2006 due to a decrease in cancelled check volumes, AirNet’s total net revenues have increased in each of the last three years as a result of increases in Express Services revenues, higher fuel surcharge revenues and general price increases for both Bank Services and Express Services. Bank Services revenues and Express Services revenues are presented net of federal excise tax fees which were approximately 2% for Bank Services revenues and approximately 3% for Express Services revenues in each of the periods presented.
AirNet generally assesses its Bank Services customers a fuel surcharge, which is generally based on the Oil Price Index Summary – Columbus, Ohio (OPIS) index. AirNet also assesses most of its Express Services customers a fuel surcharge based on the OPIS index, which is adjusted monthly based on changes in the OPIS index. As index rates fluctuate above a set threshold, surcharge rates will increase or decrease accordingly. The fuel surcharge rate is applied to the revenue amount billed to Bank Services and Express Services customers. AirNet assesses certain Express customers fuel surcharges based on negotiated contractual rates. The average annual fuel price on the OPIS index increased approximately 13% in 2006. Fuel surcharge revenues for Bank Services and Express Services in 2006 exceeded the comparable amounts in 2005 by approximately $5.6 million, or 30%. The average annual fuel price on the OPIS index increased approximately 43% in 2005. Fuel surcharge revenues for Bank Services and Express Services in 2005 exceeded the comparable amounts in 2004 by approximately $10.2 million, or 126%.
Management believes Bank Services fuel surcharge revenues in 2007 will decline from 2006 amounts because of declining Bank Services revenues and because it believes that it is unlikely that fuel prices in 2007 will exceed the sustained high level of fuel prices experienced in 2006.

Bank Services Revenues
Dollars in ‘000’s

				$ Increase	% Increase	$ Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
Bank Services Revenues	2006	2005	2004	2005 to 2006	2005 to 2006	2004 to 2005	2004 to 2005

Bank Services Revenues	$96,773	$100,963	$100,059	$(4,190)	(4)%	$904	1%
Fuel Surcharge	15,261	12,785	6,058	2,476	19%	6,727	111%

Total Net Bank Services Revenues	$112,034	$113,748	$106,117	$(1,714)	(2)%	$7,631	7%

Revenues before fuel surcharge:
Weekday Revenues Per Flying Day	$459	$480	$473	$(21)	(4)%	$7	1%
Weekend Revenues Per Weekend	$147	$151	$148	$(4)	(3)%	$3	2%
There were 199 flying days in 2006 and 2005, and 201 flying days in 2004. There were 52 weekends in 2006 and 2005, and 51 weekends in 2004.
Bank Services shipments consist primarily of cancelled checks (checks processed for settlement), proof of deposit (unprocessed checks) and interoffice mail delivery. These shipments are transported on AirNet’s transportation network and, to a lesser extent, on commercial passenger airlines and dedicated AirNet aircraft charters for specific banks. Total Net Bank Services revenues decreased in 2006 from 2005 due to, but at a lesser rate than, the decrease in total Bank Services pounds shipped per flying day. Cancelled check pounds shipped per flying day declined approximately 13% in 2006 from 2005. An increase in proof of deposit and interoffice mail deliveries partially offset this decline, resulting in a net decrease in total Bank Services pounds shipped per flying day of approximately 10% in 2006 from 2005. The 10% net decline in pounds shipped per flying day resulted in a 4% decline in Bank Services revenues. Bank Services cancelled check pounds shipped per flying day declined in each quarter of 2006 at an increasing year-over-year rate. Cancelled check pounds shipped per flying day declined in each quarter of 2006 by approximately 7%, 9%, 16% and 24% when compared to the respective quarter of 2005. AirNet expects this trend to continue in 2007.
Primarily as a result of the decline in cancelled check volumes, AirNet’s weekday revenues per flying day, excluding fuel surcharges, decreased approximately 4% in 2006 compared to 2005. In the fourth quarter of 2006, weekday revenues per flying day, excluding fuel surcharges, decreased approximately 7% compared to the fourth quarter of 2005. This decline was partially offset by a 19% increase in fuel surcharge revenues. AirNet expects Bank Services revenues will continue to decline in 2007 as a result of continued reductions in cancelled check volume and as a result of the planned significant reduction in the number of flights conducted by AirNet’s air transportation network, as described below.
The expected decline in cancelled check volumes is attributable to general decreases in shipment weights and periodic cancellations of certain dispatches or other portions of the air transportation services AirNet provides to its banking customers. During 2006, as a result of decreased demand for air transportation services, AirNet received a number of service cancellations from its banking customers. These cancellations, which took effect at various times throughout 2006, did not impact AirNet’s 2006 banking revenues on a full year basis. AirNet has also received additional service cancellations from its banking customers which become effective in the first quarter of 2007, which represented approximately $4.0 million of revenues on an annual basis in 2006, including approximately $0.5 million of fuel surcharge revenues. The 2006 and 2007 service cancellations, when combined with the reduction in AirNet’s air transportation network, as discussed below, will result in a significant further decline in AirNet’s 2007 Bank Services revenues.
As the banking industry continues its transition to image products and other electronic alternatives to the physical movement of cancelled checks, AirNet continues to consult with its banking customers to determine their future requirements for air transportation services. As a result of these discussions, AirNet made significant changes to its air transportation network to meet the evolving service needs of its Bank Services customers and, in many cases, this lowered their transportation costs. These changes were effective March 26, 2007 and resulted in the elimination of 45 flights, or approximately 10%, of AirNet’s weekday flight schedule. A substantial portion of the shipment volume previously transported on the eliminated flights has been transitioned to other AirNet flights as AirNet works closely with its Bank Services customers to adjust pick up and delivery deadlines to continue to meet their service requirements. AirNet’s Bank Services revenues are presently expected to decline by approximately $4.5 million on an annual basis, including approximately $0.5 million of fuel surcharges, as a direct result of the changes to AirNet’s air transportation network that were effective March 26, 2007. Reductions in AirNet’s variable operating costs resulting from the elimination of these 45 flights are expected to substantially offset the anticipated loss of approximately $4.5 million in revenues. AirNet did not reduce the number of aircraft in its fleet as a result of the March 26, 2007 changes in its air transportation network due to the number of aircraft needed to meet the continuing service requirements of AirNet’s Bank Services and Express Services customers.

In February 2006, AirNet decided to market for sale all nine of the Cessna 310 aircraft it owns and, in November 2006, AirNet entered into an agreement to sell all nine of the Cessna 310 aircraft for approximately $0.4 million. AirNet agreed to perform an annual inspection and to pay the cost of the inspection for each aircraft prior to delivery. AirNet delivered six aircraft in the first quarter of 2007 and expects to deliver the three remaining aircraft in April of 2007.
AirNet provides services to its Bank Services customers under both formal written contracts and oral agreements. Commencing in 2004, AirNet began implementing bank contracts and pricing schedules that contain fixed service elements and fixed price components. Under AirNet’s more recent written bank contracts and its informal oral agreements, AirNet has certain rights to propose periodic price increases to partially offset anticipated declines in Bank Services revenues. As Bank Services customers operating under formal and informal agreements containing fixed price components have experienced an increase in their per item transportation costs as the number of cancelled checks per shipment declines, it has become difficult for AirNet to obtain periodic or interim price increases from its Bank Services customers. During 2006, AirNet was generally unable to obtain interim price increases to offset the decline in Bank Services revenues. Price increases for AirNet’s Bank Services customers have been implemented primarily on an annual basis.
Although there were 2 fewer flying days in 2005 compared to 2004, Bank Services revenues increased during 2005 primarily due to fuel surcharge revenues resulting from the increase in 2005 in fuel prices, as indicated by the approximate 43% increase in the OPIS index during 2005. While cancelled check pounds shipped per flying day decreased by approximately 1% in 2005 from 2004, revenues increased approximately 2% in 2005 from 2004 as a result of rate increases on Bank Services.
Express Services Revenues
Dollars in ‘000’s

				$ Increase	% Increase	$ Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
Express Services Revenues	2006	2005	2004	2005 to 2006	2005 to 2006	2004 to 2005	2004 to 2005

Express Revenues — Non-Charter	$36,542	$32,776	$33,829	$3,766	11%	$(1,053)	(3)%
Express Revenues — Charters	13,829	13,858	13,125	(29)	0%	733	6%
Fuel Surcharge	8,816	5,712	2,142	3,104	54%	3,570	167%

Total Net Express Services Revenues	$59,187	$52,346	$49,096	$6,841	13%	$3,250	7%

AirNet’s Express Services customers typically operate in time-critical, time-definite, and high control delivery markets, including medical testing laboratories, radioactive pharmaceuticals, medical equipment, controlled sensitive media, and mission critical parts. AirNet believes its air transportation network provides certain competitive advantages over other freight forwarders that must rely primarily upon commercial passenger airlines to process their shipments. These advantages include later tendering times, better on-time performance, greater control of shipments, reliable shipment tracking systems and greater flexibility in the design of transportation solutions for customers with specific needs.
Express Revenues – Non Charter represent revenues AirNet derives from shipments on AirNet’s airline, commercial passenger airlines and point-to-point surface (ground only) shipments. The total number of Non Charter Express shipments increased approximately 3% in 2006 from 2005 as a result of increased shipment volume on commercial passenger airlines and point-to-point surface shipments of approximately 10% and 18%, respectively. The number of Non Charter Express shipments transported on AirNet’s airline decreased approximately 3% in 2006 compared to 2005 and decreased approximately 12% in 2005 compared to 2004. Revenues per shipment before fuel surcharges increased approximately 8% in 2006 from 2005, primarily as a result of an approximate 17% increase in average weight per shipment and rate increases implemented in September 2006. The total number of Non Charter Express shipments decreased approximately 8% in 2005 from 2004 as a result of the loss of certain Express Services customers and reduced shipment volume by other Express Services customers.
Express Revenues – Charters represent revenues AirNet derives from scheduled and unscheduled cargo charters transported on AirNet’s airline and on aircraft operated by other third parties. AirNet typically provides charter solutions for customers involved in radioactive pharmaceuticals, entertainment and the life sciences industry. The increase in revenues in Express Revenues-Charter in 2005 from 2004 was primarily due to an increase in the number of charters, primarily for customers shipping radioactive pharmaceuticals.
Higher fuel prices and additional non charter Express Services revenues during 2006 resulted in significantly higher fuel surcharge revenues in 2006 compared to 2005.
Revenue yields per pound are similar for Bank Services and Express Services shipments; however, because the density of cancelled check shipments is much greater than the typical Express Services shipment, contribution margins on Bank

Services shipments are substantially higher than Express Services shipments after considering the cubic dimension of shipments. Furthermore, due to the unscheduled nature of most Express Services shipments, pick-up and delivery costs per shipment are higher for Express Services shipments than Bank Services shipments. AirNet believes that lower check delivery volumes due to the increased use of image products and other electronic alternatives to the physical movement of cancelled checks will contribute to a significant reduction in Bank Services revenues and contribution margin in future periods. As Bank Services revenues decline, it will be necessary to significantly reduce AirNet’s airline operating costs and significantly increase the contribution margin on Express Services shipments to a level sufficient to support the operation of AirNet’s transportation network as presently configured or, over time, a substantially reconfigured transportation network.
Aviation Services
Aviation Services revenues primarily relate to AirNet’s fixed base operation services for fuel sales and aircraft maintenance provided in Columbus, Ohio. AirNet continues to provide aircraft maintenance services for Pinnacle/Jetride after the sale of Jetride in September 2006. AirNet also provides aircraft maintenance management services and retail maintenance services for other aircraft and expects to increase revenue related to retail maintenance in 2007.
Costs and Expenses
Dollars in ‘000’s

				$ Increase	% Increase	$ Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
Operating Costs and Expenses	2006	2005	2004	2005 to 2006	2005 to 2006	2004 to 2005	2004 to 2005

Aircraft fuel	$27,909	$27,291	$22,889	$618	2%	$4,402	19%
Aircraft maintenance	17,998	16,901	12,969	1,097	6%	3,932	30%
Operating wages and benefits	19,071	19,745	21,570	(674)	(3)%	(1,825)	(8)%
Contracted air costs	16,550	14,415	13,670	2,135	15%	745	5%
Ground courier	35,248	31,557	30,285	3,691	12%	1,272	4%
Depreciation	9,700	12,127	17,626	(2,427)	(20)%	(5,499)	(31)%
Insurance, rent and landing fees	8,639	8,973	9,207	(334)	(4)%	(234)	(3)%
Travel, training and other	5,468	5,550	6,384	(82)	(1)%	(834)	(13)%
Selling, general and administrative	17,939	19,493	18,283	(1,554)	(8)%	1,210	7%
Net (gain) loss on disposition of assets	(140)	(159)	34	19	12%	(193)	*

Operating costs and expenses before impairment charges	158,382	155,893	152,917	2,489	2%	2,976	2%
Impairment of property and equipment	24,560	16,073	42,991	8,487	*	(26,918)	*
Impairment of goodwill	—	—	4,018	—	*	(4,018)	*

Total Costs and Expenses	$182,942	$171,966	$199,926	$10,976	6%	$(27,960)	(14)%

*	The percentage increase (decrease) is not meaningful.

				Increase	% Increase	Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
Hours Flown	2006	2005	2004	2005 to 2006	2005 to 2006	2004 to 2005	2004 to 2005

AirNet Aircraft Hours Flown — Total	84,760	94,837	101,250	(10,077)	(11)%	(6,413)	(6)%

Aircraft Fuel
Aircraft fuel expense increased in 2006 from 2005 generally as a result of higher fuel prices. The 2006 average annual fuel price on the OPIS index increased approximately 13% from the 2005 annual price. A portion of the aircraft fuel expense increase was offset by reduced fuel usage attributable to changes in flight operations which decreased the hours flown by approximately 11% in 2006 compared to 2005. Because a portion of the decrease in hours flown was attributable to routes subcontracted to other carriers, a portion of the decrease in aircraft fuel expense was offset by increased contracted air costs.
The increase in aircraft fuel expense in 2005 compared to 2004 is primarily due to increased fuel prices. The 2005 average annual fuel price on the OPIS index increased approximately 43% from the 2004 average annual fuel price.

Aircraft Maintenance
Aircraft maintenance is primarily based on pre-determined inspection intervals, determined by hours flown, cycles and the number of aircraft take-offs and landings. High use, older aircraft that are no longer in production, such as those in AirNet’s cargo fleet, incur higher maintenance costs than lower use, newer aircraft.
The increase in aircraft maintenance expense primarily reflects the following factors: expensing approximately 75% of the engine maintenance plan prepayments starting in October 2006, as further described below; higher cost of aircraft parts for out of production aircraft; increasing maintenance labor costs; and the age of AirNet’s cargo fleet, including Learjets which averaged approximately 25 years in service at the end of 2006, and the related increase in maintenance required on older aircraft.
AirNet uses manufacturer engine maintenance plans to provide maintenance for recurring inspections and major overhaul maintenance for most of the engines in its Learjet fleet. Approximately 84% of AirNet’s Learjet 35 aircraft engines are covered under manufacturer engine maintenance plans. Under the manufacturer engine maintenance plans, AirNet pays in advance for certain maintenance, repair and overhaul costs based on an amount per hour for each hour flown. In October 2006, following the write down of a substantial portion of the prepaid assets related to these engine maintenance plans in connection with the 2006 asset impairment charge, AirNet changed its estimate of the portion of these payments that should be capitalized and began expensing approximately 75% of the prepayments, which are included in aircraft maintenance expense. The effect of this change in estimate increased aircraft maintenance expense by approximately $1.2 million in 2006. Management estimates that the amount of expense related to this change will be approximately $5.2 million to $5.7 million in 2007. Management estimates that expensing payments made under manufacturer engine maintenance plans at this rate will maintain engine values at the amounts determined to be appropriate as part of the 2006 asset impairment charge. The portion of the prepayments not expensed is classified as flight equipment and totaled approximately $3.7 million and $11.2 million at December 31, 2006 and 2005, respectively.
In October 2005, following the write down of aircraft assets in connection with the 2005 asset impairment charge, management determined that none of the major maintenance expenditures incurred after September 30, 2005, with the exception of engine repairs and improvements and maintenance payments made under manufacturer engine maintenance plans, extended the useful life of the aircraft. Consequently, beginning in October 2005, such expenditures were charged to aircraft maintenance expense.
AirNet does not expect to capitalize any significant expenditures made in 2007 related to the aircraft fleet, with the exception of certain major engine repairs and improvements to engines not covered by manufacturer engine maintenance plans, and a portion of the prepayments under manufacturer engine maintenance plans related to the Learjet 35 aircraft.
Contracted Air Costs
Dollars in ‘000’s

				Increase	% Increase	Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
Contracted Air Costs	2006	2005	2004	2005 to 2006	2005 to 2006	2004 to 2005	2004 to 2005

Back-up and Subcontracted Air Routes	$9,739	$8,543	$7,174	$1,196	14%	$1,369	19%
Commercial freight	6,811	5,872	6,496	939	16%	(624)	(10)%

Total Contracted Air Costs	$16,550	$14,415	$13,670	$2,135	15%	$745	5%

Contracted air costs include expenses associated with shipments transported on commercial passenger airlines and costs to third-party aircraft operators for subcontracted air routes to support or supplement AirNet’s national air transportation network. Approximately 15% of AirNet’s cargo flights per night are subcontracted to third-party aircraft operators.
Costs related to back-up and subcontracted air routes increased approximately 14% from 2005 to 2006 primarily due to certain additional high cost air routes outsourced to third-party aircraft operators and fuel surcharges charged by third-party aircraft operators. Commercial freight costs increased approximately 16% from 2005 to 2006 primarily due to the approximate 10% increase in Express Services shipments transported on commercial passenger airlines and a significant increase in fuel surcharges charged by commercial passenger airlines on these shipments. Commercial freight costs decreased approximately 9% from 2004 to 2005 primarily due to the decrease in Express Services shipments transported on commercial passenger airlines.

Ground Courier
Dollars in ‘000’s

				Increase	% Increase	Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
Ground Courier Costs	2006	2005	2004	2005 to 2006	2005 to 2006	2004 to 2005	2004 to 2005

AirNet courier and supervision	$3,076	$4,478	$6,277	$(1,402)	(31)%	$(1,799)	(29)%
Contracted courier:
Bank Services	14,228	12,178	10,632	2,050	17%	1,546	15%
Express Services	17,944	14,901	13,376	3,043	20%	1,525	11%

Total Ground Courier Costs	$35,248	$31,557	$30,285	$3,691	12%	$1,272	4%

Bank contracted courier costs as a percentage of Bank Services revenues, including fuel surcharge revenues:	13%	11%	10%

Express contracted courier costs as a percentage of Express Services revenues, including fuel surcharge revenues:	30%	28%	27%
Contracted courier costs for Bank Services increased in 2006 from 2005 and in 2005 from 2004. These increases resulted from the elimination of certain AirNet employee couriers and contracting the work they previously performed to third-party couriers to reduce overall payroll costs. AirNet has experienced higher ground courier costs from its vendors as fuel prices have increased. As AirNet’s Express Services revenues have increased, the related ground courier costs have also increased. AirNet’s Express Services customers are generally more costly to serve than AirNet’s traditional Bank Services customers due to more unscheduled pickup and delivery services and more geographically dispersed locations. Additionally, ground courier costs related to Express Services have increased as a result of increases in the number of shipments on commercial airlines and point-to-point surface shipments in 2006 as compared to 2005. Point-to-point surface shipments have a significantly higher ground courier expense to revenue ratio than shipments that are transported on AirNet’s aircraft or commercial passenger airlines.
Depreciation
Dollars in ‘000’s

				$ Increase	% Increase	$ Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
Depreciation Expense	2006	2005	2004	2005 to 2006	2005 to 2006	2004 to 2005	2004 to 2005

Aircraft	$826	$1,343	$2,951	$(517)	(38)%	$(1,608)	(54)%
Aircraft improvements, engines, inspections	7,649	9,491	13,613	(1,842)	(19)%	(4,122)	(30)%
Leasehold improvements, computers, furniture, fixtures, and equipment	1,225	1,293	1,062	(68)	(5)%	231	22%

Total Depreciation	$9,700	$12,127	$17,626	$(2,427)	(20)%	$(5,499)	(31)%

Aircraft depreciation decreased in 2006 from 2005 primarily due to the reduction in AirNet’s aircraft values as a result of the impairment charges recorded in 2006 and 2005, as discussed below. Additionally, aircraft engine depreciation, which is based on engine hours operated, decreased because of the decline in flight hours in 2006 compared to 2005. Management expects 2007 depreciation expense to remain significantly below 2006 levels reflecting the effects of the 2006 asset impairment charge and planned decreases in aircraft flight hours.
Insurance, Rent and Landing Fees
Insurance, rent and landing fees decreased in 2006 from 2005 generally due to a decrease in rent expense attributable to a reduction in computer rental and aircraft lease expenses.

Insurance, rent and landing fees decreased in 2005 from 2004 primarily as a result of the decrease in workers’ compensation insurance expense generally attributable to a reduction in the number of employees used by AirNet as ground couriers.
Selling, General and Administrative
The decrease in selling, general and administrative expense in 2006 from 2005 of approximately $1.6 million primarily reflects the reduction in outside consulting expenses associated with AirNet’s use of an investment banker in 2005 to evaluate various strategic alternatives to enhance shareholder value, the reduced use of computer programming contractors which were used more extensively for software development in 2005, and reduced legal and accounting fees. Additional expense reductions of approximately $0.8 million, primarily related to property taxes, telephone and computer expenses, were offset by approximately $0.8 million of severance expenses incurred under the separation agreement related to Mr. Biggerstaff’s resignation as President, Chief Executive Officer and Chairman of the Board of AirNet in December 2006.
Selling, general and administrative costs increased in 2005 from 2004 primarily due to approximately $1.3 million of incentive compensation expense recorded during 2005 under the 2005 Incentive Compensation Plan as a result of higher pre-tax income, excluding the non-cash impairment charges. No incentive compensation was recorded in 2004. Increases in professional fees in 2005 due to AirNet’s engagement of financial advisors and an investment banker, as described above, also contributed to the increase in selling, general and administrative costs in 2005. Offsetting these increases were decreases in commissions for Express Services as well as a decrease in advertising expense in 2005 as compared to 2004.
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
2006 Asset Impairment Charge
AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank Services customers. As a result of accelerating trends in the implementation of electronic payment alternatives and electronic alternatives to the physical movement of cancelled checks, as of September 30, 2006, AirNet evaluated for impairment the long-lived assets used in its airline operations, consisting primarily of aircraft, aircraft parts and its airport hangar and office facility located at Rickenbacker International Airport (the “Rickenbacker Facility”). The undiscounted cash flows estimated to be generated by those assets including disposal values were less than the related carrying values and therefore, pursuant to the requirements of SFAS No. 144, the estimated fair values of these assets were compared to carrying value and the carrying values were reduced by a $24.6 million non-cash impairment charge. As a result of AirNet’s evaluation of the required valuation allowance for deferred tax assets, no tax benefit was recognized related to this impairment charge as described in “Note 8 – Income Taxes” of the Notes to Consolidated Financial Statements included in “ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA”.
The determination of undiscounted cash flows involves estimates of future cash flows, revenues, operating expenses and disposal values. The projections of these amounts represent management’s best estimates at the time of the review. Management’s estimates are significantly affected by the continuing uncertainty of the timing and rate of decline in Bank Services revenues that are being impacted by the implementation of electronic alternatives to the physical movement of cancelled checks and AirNet’s potential to grow other lines of cargo business as alternative sources of revenues. AirNet will continue to explore cost saving initiatives and alternative sources of revenue; however, in accordance with the provisions of SFAS No. 144, until such strategies are developed, AirNet has assigned minimal probabilities to those strategies in AirNet’s determination of future undiscounted cash flows. In the absence of additional cost saving initiatives or alternative sources of revenue, it is likely that future determinations of estimated cash flows will be less than the carrying value of AirNet’s long-lived assets. As a result, AirNet will be required to monitor the carrying value of its long-lived assets relative to estimated fair values in future periods.
The 2006 asset impairment charge was based on a range of estimated fair values provided by third party appraisal firms. The range of appraised fair values related to AirNet’s long-lived assets was approximately $49.7 million to $27.7 million reflecting different market factors, holding periods and possible asset disposition scenarios that potentially could be elected by AirNet as it evaluates its strategies in response to the current business environment. Because of the current uncertainties in the business environment, management determined that the low end of the range of fair values was the appropriate estimate of fair value at September 30, 2006 and wrote down the carrying value of AirNet’s long-lived assets to approximately $27.7 million. The determination of the adjusted carrying value is a management estimate based upon the third party appraisals and the subjective factors discussed above. It is possible that the future sales of assets, if any, could be greater than or less than current carrying values. Further, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, additional impairment charges may be required.
2005 Asset Impairment Charge
AirNet also recorded an impairment charge as of September 30, 2005. On October 26, 2005, AirNet announced that it had entered into a letter of intent for its sale in a going private transaction at $4.55 per share. Since the price per share in the letter of intent was less than AirNet’s then net book value per share, AirNet performed the impairment tests required by SFAS No. 144 for the quarter ended September 30, 2005 and concluded that the long-lived assets used in its Bank Services and Express Services operations were impaired. Accordingly, a non-cash charge of $16.1 million ($10.0 million net of tax) was recorded as of September 30, 2005. The impairment charge was based upon the estimated fair values of the long-lived assets in AirNet’s airline operations derived from published sources, information provided by a third party valuation firm retained to assist AirNet in completing its analysis, and the discount inherent in the price per share set forth in the letter of intent.
2004 Asset Impairment Charge
AirNet’s long-lived assets used in its cargo operations, consisting primarily of aircraft and spare parts, were also determined to be impaired as of September 30, 2004. This determination was made as a result of industry trends in the adoption of electronic payment alternatives and evolving electronic alternatives to the physical movement of cancelled checks at a more rapid pace than previously anticipated by the industry. AirNet determined that its airline capacity would exceed future demand, which created an impairment of the aircraft and related assets. The impairment also reflected the overall decline in the market values of the aircraft in its cargo fleet which had not recovered as in previous economic cycles. AirNet determined that the expected future undiscounted cash flows from its assets used in its cargo operations were less than the carrying value of those assets and were impaired. Accordingly, a non-cash impairment charge of $43.0 million ($31.0 million net of tax) was recorded as of September 30, 2004, using estimated aircraft fair values. The aircraft fair values used for this purpose were based upon published market sources as of September 30, 2004, which were also used under AirNet’s Amended Credit Agreement described in “Note 4 – Notes Payable” of the Notes to Consolidated Financial Statements included in “ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.
Under SFAS No. 142, AirNet evaluates its goodwill for impairment annually, or more frequently if changes in circumstances indicate impairment may have occurred sooner. At September 30, 2004, AirNet determined that as a result of the impairment of its long-lived assets used in its Bank Services and Express Services operations, the remaining goodwill assigned to the cargo operations should be evaluated for potential impairment. AirNet evaluated the fair value of its goodwill related to its Bank Services and Express Services operations based upon a discounted future cash flow analysis. As a result of the impairment test, AirNet determined that its goodwill was impaired and, accordingly, a non-cash impairment charge of $4.0 million was recorded at September 30, 2004.
Interest Expense
Dollars in ‘000’s

				Increase	% Increase	Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2006	2005	2004	2005 to 2006	2005 to 2006	2004 to 2005	2004 to 2005

Interest expense	$1,532	$2,107	$1,228	$(575)	(27)%	$879	72%

Average annual interest rate	7.8%	6.2%	5.5%
The decrease in interest expense related to continuing operations in 2006 from 2005 primarily reflects the net impact of higher interest rates being offset by the reduction in the average debt balance outstanding, including the substantial reduction in September 2006 of the amount outstanding under AirNet’s revolving credit facility as a result of the application of the proceeds from the sale of Jetride.

Income Taxes
Dollars in ‘000’s

				Increase	% Increase	Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2006	2005	2004	2005 to 2006	2005 to 2006	2004 to 2005	2004 to 2005

Income (loss) from continuing operations before income taxes	$(11,667)	$(7,114)	$(44,698)	$(4,552)	(64)%	$37,583	84%
Provision (benefit) for income taxes	1,654	(2,400)	(9,566)	(4,054)	169%	7,166	75%
Effective Income Tax Rate	(14.2)%	33.7%	21.4%
AirNet’s effective tax rates, excluding the effect of discontinued operations, were (14.2%) for 2006, 33.7% for 2005, and 21.4% for 2004. The effective tax rates for 2006, 2005 and 2004 deviate from statutory federal, state and local rates primarily as a result of tax expense from increases in the valuation allowance for deferred tax assets of approximately $6.2 million, $0.6 million and $5.7 million in 2006, 2005 and 2004, respectively.
In connection with the 1996 repurchase and cancellation of the Donald Wright Warrant, AirNet recognized a related tax benefit estimated to be $7.0 million based upon management’s judgment and estimation of the portion of the Donald Wright Warrant which would be deductible for income tax purposes. This tax benefit was recognized as additional paid-in capital on AirNet’s Consolidated Balance Sheet and has had no effect on AirNet’s Consolidated Statement of Operations. During the third quarter of 2003, this matter was partially resolved and in the fourth quarter of 2006, was finalized. AirNet has realized tax deductions related to this transaction in excess of management’s original estimates resulting in additional tax benefits. The additional tax benefits associated with the deductible portion of the Donald Wright Warrant have exceeded the original estimate by $1.3 million in 2003 and $0.6 million in 2006. The additional tax benefits, as was the initial estimated tax benefit associated with the Donald Wright Warrant, have been recorded as an increase to additional paid-in capital.
Accounting principles generally accepted in the United States require AirNet to record a valuation allowance against future deferred tax assets if it is “more likely than not” that AirNet will not be able to utilize such benefits in the future. At December 31, 2006 and 2005, AirNet maintained a valuation allowance of $12.5 million and $6.3 million, respectively. In 2006, the valuation allowance offset deferred tax assets in excess of deferred tax liabilities. In 2005, the valuation allowance offset AirNet’s net operating loss carry forwards and Alternative Minimum Tax credit carry forwards.
On December 31, 2006, AirNet filed for a discretionary income tax method change with the Internal Revenue Service (“IRS”). The discretionary method change requires IRS approval prior to the change being effective. As required by SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) the effect of the method change will be reported in the period in which IRS approval is obtained; therefore, AirNet has not reflected the anticipated impact of the method change in the December 31, 2006 financial statements. There is no certainty as to what extent or if the IRS will ultimately approve the elected method change as requested. However, if the method change is approved, it could materially change AirNet’s current taxes payable, its deferred tax assets and the need for the associated valuation allowance, and provide a significant refund of estimated taxes previously paid.

Net Income (Loss) and Earnings (Loss) Per Common Share
Based on the factors noted above, AirNet’s net income (loss) and earnings (loss) per share, together with the related dollar amount and percentage changes are noted below.
Dollars in ‘000’s

				Increase	% Increase	Increase	% Increase
				(Decrease)	(Decrease)	(Decrease)	(Decrease)
	2006	2005	2004	2005 to 2006	2005 to 2006	2004 to 2005	2004 to 2005

Income (loss) from continuing operations before income taxes	$(11,667)	$(7,114)	$(44,698)	$(4,553)	(64)%	$37,584	84%
Provision (benefit) for income taxes	1,654	(2,400)	(9,566)	(4,054)	(169)%	7,166	75%
Income from discontinued operations	29	468	986	(439)	(94)%	(518)	(53)%

Net Income (Loss)	$(13,292)	$(4,246)	$(34,146)	$(9,046)	(213)%	$29,900	88%

Number of common shares outstanding:
Basic	10,158	10,133	10,080	25	0%	53	1%
Diluted	10,158	10,153	10,099	5	0%	54	1%

Net income (loss) per common share - basic and diluted:
Continuing operations	$(1.31)	$(0.47)	$(3.49)
Discontinued operations	—	0.05	0.10

Net income (loss) per common share	$(1.31)	$(0.42)	$(3.39)

Liquidity and Capital Resources
Cash flow from operating activities – Continuing Operations
AirNet has historically met its working capital needs with cash flows from operations and borrowings under its bank revolving credit facility. Cash flows provided by operating activities from continuing operations were approximately $15.8 million for 2006, $20.3 million for 2005, and $19.7 million for 2004. The decrease in cash flows from operating activities in 2006 from 2005 was primarily caused by increases in receivables and decreases in operating liabilities at December 31, 2006 compared to December 31, 2005.
Cash flow from operating activities – Discontinued Operations
Cash flows provided by operating activities from discontinued operations were approximately $3.0 million for 2006, $4.3 million for 2005, and $0.8 million in 2004. The decrease in cash in 2006 from 2005 was primarily caused by decreases in working capital components associated with the sale of the Jetride passenger charter business in September 2006 and subsequent winding down of related business operations. The increase in operating cash flow in 2005 from 2004 was primarily attributable to the changes in accounts receivable and other working capital components.
Financing Activities – Continuing Operations
The following table sets forth AirNet’s contractual obligations, along with the cash payments due each period (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than 5
	Total	1 year	years	years	years
Contractual Obligations:
Long-Term Debt	$8.0	$2.0	$6.0	$0.0	$0.0
Operating Leases	2.6	0.7	0.2	0.2	1.5
Other Purchase and Payment Obligations	7.2	7.2	0.0	0.0	0.0

Total Contractual Cash Obligations	$17.8	$9.9	$6.2	$0.2	$1.5

AirNet has certain future purchase obligations as to which it has signed contracts. Approximately 84% of AirNet’s Learjet 35 aircraft engines are covered under manufacturer engine maintenance plans, under which AirNet prepays certain repair and overhaul costs based on a rate per engine hour. Based upon projected engine hours in 2007, AirNet estimates payments under the engine maintenance plans to be approximately $6.9 million to $7.6 million.
In 2004, AirNet commenced construction of a new corporate and operational facility (the “Rickenbacker Facility”) on land leased from the Columbus Regional Airport Authority (the “Authority”). Construction of the Rickenbacker Facility was completed in May of 2005 and AirNet completed the relocation of its flight and administrative operations to the Rickenbacker Facility in June of 2005. The land lease with the Authority is for an initial term of 20 years which expires in May 2025. AirNet may request two additional 10 year extensions of the land lease. In the event the Authority refuses to extend the land lease for either 10 year extension period, the land lease requires the Authority to purchase AirNet’s leasehold improvements under the Federal Relocation Act. The purchase price of the improvements cannot be less than 50% of the cost of the leasehold improvements if the Authority refuses to extend the land lease for the first 10 year extension period and cannot be less than 25% of the cost of the leasehold improvements if the Authority refuses to extend the land lease for the second 10 year extension period. Annual rental payments under the land lease are set at approximately $39,000, $62,000 and $83,000, respectively, for the first three years of the lease term. Rental payments after the third year of the lease term are subject to annual increases based upon the consumer price index.
AirNet anticipates that cash flows from operations and AirNet’s bank credit facility will provide adequate sources of liquidity and capital resources to meet AirNet’s expected needs for the operation of its business, including anticipated capital expenditures; however, AirNet may not have sufficient capital to pursue other strategic alternatives. There were no significant capital commitments at December 31, 2006 other than the manufacturer engine maintenance plan payments.
Revolving Credit Facility – 2002 through 2006
In September 2002, AirNet entered into a $35.0 million unsecured revolving credit facility and a five-year $20.0 million unsecured term loan (collectively, the “Credit Agreement”). The revolving credit facility under the Credit Agreement was originally scheduled to expire on September 30, 2005 and the secured term loan was to mature on September 30, 2007.
On May 28, 2004, AirNet and its lenders amended the terms and conditions of the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement was further amended by the First, Second, Third, Fourth and Fifth Change in Terms Agreements, as described below. The Amended Credit Agreement was secured by a first lien on all of the property of AirNet and its subsidiaries, other than any interest in real estate and certain excluded fixed assets. AirNet also pledged the stock and interests of its subsidiaries to secure the loans under the Amended Credit Agreement, and each of AirNet’s subsidiaries guaranteed AirNet’s obligations under the Amended Credit Agreement. The Amended Credit Agreement also contained certain financial covenants that require AirNet to maintain a minimum consolidated tangible net worth and to not exceed certain fixed charge coverage and leverage ratios specified in the Amended Credit Agreement.
The Amended Credit Agreement initially provided for a secured revolving credit facility of up to $35.0 million and a secured term loan in the aggregate amount of $14.0 million. The amount of revolving loans available under the Amended Credit Agreement was limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible aircraft parts, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit. The Amended Credit Agreement bore interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio.
The Amended Credit Facility was amended in September 2004, March 2005, November 2005, March 2006 and September 2006. The above amendments to the Amended Credit Facility were reflected, respectively, in the “First Change in Terms Agreement”, the “Second Change in Terms Agreement” , the “Third Change in Terms Agreement”, the “Fourth Change in Terms Agreement” and the “Fifth Change in Terms Agreement”.
As a result of the impairment charges recorded by AirNet in September 2004, September 2005 and September 2006, AirNet was not in compliance with certain terms and conditions of the Amended Credit Facility, including the fixed charge coverage ratio, the leverage ratio and the minimum consolidated tangible net worth requirement. The First, Third and Fifth Change in Terms Agreements modified certain financial covenants contained in the Amended Credit Facility in such a manner that, on a going-forward basis, the impairment charges, in and of themselves, would not cause a default of these financial covenants in the future. At the same time that the First, Third and Fifth Change in Terms Agreements were entered into, AirNet and its lenders executed waivers of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the above financial covenants due to the various impairment charges.
In addition to the amendments made to the Amended Credit Facility to bring the financial covenants into compliance after the impairment charges recorded in 2004, 2005 and 2006, the Amended Credit Facility was amended on several occasions to modify other terms and conditions of the Amended Credit Facility. The Second Change in Terms Agreement amended the Amended Credit Facility to reflect that AirNet had prepaid in full the remaining $11.0 million balance outstanding on its secured term loan. In addition, the Second Change in Terms Agreement reduced the secured revolving credit facility from $35.0 million to $30.0 million. The Second Change in Terms Agreement also extended the term of the Amended Credit Facility from September 30, 2005 to October 15, 2006. The Fourth Change in Terms Agreement further extended the term of the Amended Credit Agreement from October 15, 2006 to October 15, 2007 and modified the calculation of the borrowing base. The Fifth Change in Terms Agreement reduced the amount of the secured revolving credit facility from $25 million to $15 million.
As of December 31, 2006, there was no amount outstanding under the Amended Credit Agreement. As of December 31, 2006, AirNet had $1.0 million in letters of credit outstanding related to insurance programs, which reduced the amount available under the revolving credit facility. As of December 31, 2006, AirNet had $14.0 million available to borrow under its secured revolving credit facility under the Amended Credit Agreement.

Revolving Credit Facility – Second Amended Credit Agreement — March 29, 2007
On March 29, 2007, AirNet and its lender (The Huntington National Bank) amended and restated the terms and conditions of the Amended and Restated Credit Agreement dated as of May 28, 2004, among The Huntington National Bank and Bank One, N.A., as lenders, and AirNet, as borrower (as amended and restated, the “Amended Credit Agreement”) by entering into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”). The following description of the Second Amended Credit Agreement is qualified in its entirety by reference to the Second Amended Credit Agreement. The Second Amended Credit Agreement provides for a $15.0 million secured revolving credit facility and expires on October 15, 2008. The Second Amended Credit Agreement is secured by a first priority lien on all of the property of AirNet, other than any interest in real estate and certain excluded fixed assets. The stock and interests of AirNet’s subsidiaries continue to be pledged to secure the loans under the Second Amended Credit Agreement, and each of AirNet’s subsidiaries continues to guarantee AirNet’s obligations under the Second Amended Credit Agreement under a Consent and Agreement of Guarantors.
The amount of revolving loans available under the Second Amended Credit Agreement is limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible aircraft parts. The amount available under the Second Amended Credit Agreement is also reduced by any outstanding letters of credit issued under the Second Amended Credit Agreement. The Second Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Second Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio.
The Second Amended Credit Agreement permits AirNet to maintain and incur other indebtedness in an aggregate amount of up to $10.0 million for the purpose of purchasing or refinancing aircraft and related tangible fixed assets. The Second Amended Credit Agreement contains certain financial covenants that require AirNet to maintain a minimum consolidated tangible net worth and to not exceed certain fixed charge coverage and leverage ratios specified in the Second Amended Credit Agreement. The Second Amended Credit Agreement also contains limitations on operating leases, significant corporate changes including mergers and sales of assets, investments in subsidiaries and acquisitions, liens, capital expenditures, transactions with affiliates, sales of accounts receivable, sale and leaseback transactions and other off-balance sheet liabilities, contingent obligations and hedging transactions.
Other Term Notes
On March 24, 2005, AirNet entered into a three-year term loan totaling $11.0 million with a fixed interest rate of 8.12%. This term loan is secured by seven Cessna Caravans and nine Learjet 35 aircraft from AirNet’s cargo aircraft fleet. The aircraft securing this loan were released from the collateral securing the loans under Amended Credit Agreement in accordance with the Second Change in Terms Agreement. The proceeds from this term loan were used to prepay in full AirNet’s term loan under the Amended Credit Agreement as described above. As of December 31, 2006, $8.0 million was outstanding under this term loan.
Financing Activities – Discontinued Operations
In connection with the closing of the sale of the Jetride passenger charter business on September 26, 2006, Jetride repaid in full six term loans which had been (a) secured by aircraft used in the Jetride passenger charter business, and (b) guaranteed by AirNet. In June 2004, Jetride entered into four of the term loans, each with a seven-year term and a fixed interest rate of approximately 6.7%. In July 2004, Jetride entered into the other two term loans, each with a seven-year term and a fixed interest rate of approximately 6.5%. As of September 26, 2006 and December 31, 2005, there was an aggregate principal amount of approximately $28.2 million and $29.8 million, respectively, outstanding under the six loans. In addition to the outstanding principal amount, Jetride paid approximately $0.3 million in accrued interest and early termination prepayment penalties through the repayment date. Each of the loan documents and corresponding security and guaranty agreements entered into in connection with the six term loans was terminated upon repayment of the underlying term loans at the closing.
Investing Activities – Continuing Operations
Following is a summary of AirNet’s capital expenditures (in millions) for 2004 through 2006 and expected amounts for 2007:

	2007	2006	2005	2004
Continuing Operations:
Aircraft	$0.0	$0.0	$0.0	$0.0
Aircraft improvements, engines and inspections	4.9-5.7	8.0	10.3	17.5
Rickenbacker Facility, technology and other	0.6-0.8	0.1	5.2	8.0

Total continuing operations	5.5-6.5	8.1	15.5	25.5
Discontinued operations	0.0	1.1	2.2	25.7

Total	$5.5-6.5	$9.2	$17.7	$51.2
Costs of major overhauls and engine work which are expected to extend the useful life of the related asset are capitalized as incurred and depreciated based on hours flown. The original cost of airframes less a salvage value is depreciated based on the straight-line method over the estimated remaining useful life of the aircraft. Aircraft maintenance costs not meeting AirNet’s capitalization requirements are expensed as incurred. AirNet uses manufacturer engine maintenance plans to provide maintenance for recurring inspections and major overhaul maintenance for most of the engines in its Learjet fleet. Approximately 84% of AirNet’s Learjet 35 aircraft engines are covered under manufacturer engine maintenance plans. Under the manufacturer engine maintenance plans, AirNet pays in advance for certain maintenance, repair and overhaul costs based on an amount per hour for each hour flown. In October 2006, following the write down of a substantial portion of the prepaid assets related to these engine maintenance plans in connection with the 2006 asset impairment charge, AirNet changed its estimate of the portion of these payments that should be capitalized and began expensing approximately 75% of the prepayments, which are included in aircraft maintenance expense. The effect of this change in estimate increased aircraft maintenance expense by approximately $1.2 million in 2006. Management estimates that the amount of expense related to this change will be approximately $5.2 million to $5.7 million in 2007. Management estimates that expensing payments made under manufacturer engine maintenance plans at this rate will maintain engine values at the amounts determined to be appropriate as part of the 2006 asset impairment charge. The portion of the prepayments not expensed is classified as flight equipment and totaled $3.7 million and $11.2 million at December 31, 2006 and 2005, respectively.
Capital expenditures for continuing operations totaled approximately $8.1 million in 2006 compared to $15.5 million in 2005. The 2006 expenditures were primarily for major engine overhauls. The 2005 and 2004 expenditures were primarily for major engine overhauls, the construction of the Rickenbacker Facility, and periodic aircraft inspections.
In January 2002, AirNet entered into operating leases for six Cessna Caravan 208 aircraft. After certain lease extensions entered into in September 2002, five of the leases were scheduled to terminate in 2006 and one in 2007. In January of 2003, AirNet entered into an additional operating lease on a Cessna Caravan 208 aircraft that expires in 2008. In 2006, AirNet extended the term of four of the leases that were scheduled to terminate in 2006, each for an additional one-year term. The remaining lease expired in August 2006 as scheduled. In January 2006, AirNet entered into an additional operating lease on a Cessna Caravan 208 aircraft for a one-year term. In January 2007, AirNet extended this lease for an additional one-year term. As of December 31, 2006, AirNet maintained leases on seven Cessna Caravan 208 aircraft, five of which are scheduled to expire in 2007 and two of which are scheduled to expire in 2008.
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
In February 2000, AirNet announced a stock repurchase plan allowing AirNet to purchase up to $3.0 million of its common shares. During 2000, AirNet purchased $2.4 million in common shares funded by cash flows from operations. There has been no repurchase activity under this program since 2000. As such, purchases of approximately $0.6 million of AirNet’s common shares may still be made in the open market or through privately negotiated transactions.
Investing Activities – Discontinued Operations
Net cash was provided by investing activities related to discontinued operations in 2006 as a result of the sale of the Jetride passenger charter business (see “Note 3 – Discontinued Operations” of the Notes to Consolidated Financial Statements included in “ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K) in September 2006. The sale proceeds were reduced by cash expenditures in 2006 and 2005, capital expenditures, primarily for aircraft engine overhauls, and, in addition, for the nine-month period ended September 30, 2005, capital expenditures for aircraft improvements. Net cash was used in investing activities in 2005 and 2004 for aircraft engine overhauls, periodic aircraft inspections, and in 2004, the acquisition of passenger aircraft.
Off-Balance Sheet Arrangements
AirNet had no “off-balance sheet arrangements” as of December 31, 2006, as that term is defined by the SEC.
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

Selected Quarterly Data (unaudited)
The following is a summary of the unaudited quarterly results of operations for the quarterly periods ended (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31

2006
Net revenues	$42,705	$44,354	$42,987	$42,761
Income (loss) from continuing operations before income taxes	3,017	3,211	(20,741)	2,846
Income (loss) from discontinued operations, net of tax	(209)	(87)	313	12
Net income (loss)	$1,687	$1,978	$(18,736)	$1,779
Per common share — basic and diluted:
Income (loss) from continuing operations	$0.19	$0.20	$(1.88)	$0.18
Income (loss) from discontinued operations, net of tax	(0.02)	(0.01)	0.03	—

Net income (loss) per common share	$0.17	$0.19	$(1.85)	$0.18

2005
Net revenues	$40,565	$41,390	$42,848	$42,156
Income (loss) from continuing operations before income taxes	1,966	2,056	(12,438)	1,302
Income (loss) from discontinued operations, net of tax	523	562	(158)	(459)
Net income (loss)	$1,517	$2,054	$(7,933)	$116
Per common share — basic and diluted:
Income (loss) from continuing operations	$0.10	$0.15	$(0.78)	$0.06
Income (loss) from discontinued operations, net of tax	$0.05	$0.05	$—	$(0.05)

Net income (loss) per common share	$0.15	$0.20	$(0.78)	$0.01

The results for the quarter ended September 30, 2006 presented above have been revised from those previously presented in AirNet’s quarterly report on Form 10-Q filed for the quarter ended September 30, 2006. AirNet determined that an error was made in recording the tax benefit associated with the Donald Wright Warrants (See “Note 8 – Income Taxes” of the Notes to Consolidated Financial Statements included in “ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K) as a reduction of income tax expense rather than as an increase to additional paid-in capital. Income tax expense and net loss for the quarter ended September 30, 2006 as previously reported have been increased by $619,000 resulting in an increase in net loss from ($18.1) million as previously reported to ($18.7) million. On a basic and diluted per common share basis, the affect of this adjustment increased the net loss from continuing operations and net loss by ($.03 per share) from ($1.82) and ($1.79) as previously reported to ($1.88) and ($1.85) as presented above, respectively. AirNet is not required to and will not amend its previously filed Form 10-Q for the quarter ended September 30, 2006.
Included in the losses from continuing operations before interest and income taxes for the quarters ended September 30, 2006 and 2005 were non-cash asset impairment charges of approximately $24.6 million and $16.1 million, respectively.
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

Estimates for credit losses and billing adjustments are regularly updated based on historical experience of bad debts, adjustments processed, current collection and aging trends, and the individual assessment of customers’ credit quality. Once AirNet considers all these factors, a determination is made as to the appropriate amount of the allowance for uncollectible accounts receivable. Allowances for these future adjustments aggregated $0.9 million at December 31, 2006 and $0.7 million at December 31, 2005. AirNet considers the sensitivity and subjectivity of these estimates to be moderate, as changes in economic conditions and pricing arrangements can significantly affect the estimates used to determine the allowances.
Major Aircraft Maintenance
Costs of major overhauls and engine work which are expected to extend the useful life of the related asset are capitalized as incurred and depreciated based on hours flown. The original costs of airframes, less an estimated salvage value, are depreciated based on the straight-line method over the estimated useful life of the aircraft. Aircraft maintenance costs not meeting AirNet’s capitalization requirements are expensed as incurred. AirNet uses manufacturer engine maintenance plans to provide maintenance for recurring inspections and major overhaul maintenance for most of the engines in its Learjet fleet. Approximately 84% of AirNet’s Learjet 35 aircraft engines are covered under manufacturer engine maintenance plans. Under the manufacturer engine maintenance plans, AirNet pays in advance for certain maintenance, repair and overhaul costs based on an amount per hour for each hour flown. In October 2006, following the write down of a substantial portion of the prepaid assets related to these engine maintenance plans in connection with the 2006 asset impairment charge, AirNet changed its estimate of the portion of these payments that should be capitalized and began expensing approximately 75% of the prepayments, which are included in aircraft maintenance expense. The effect of this change in estimate increased aircraft maintenance expense by approximately $1.2 million in 2006. Management estimates that the amount of expense related to this change will be approximately $5.2 million to $5.7 million in 2007. Management estimates that expensing payments made under manufacturer engine maintenance plans at this rate will maintain engine values at the amounts determined to be appropriate as part of the 2006 asset impairment charge. The portion of the prepayments not expensed is classified as flight equipment and totaled $3.7 million and $11.2 million at December 31, 2006 and 2005, respectively.
Property and Equipment
AirNet’s Bank Services and Express Services business are capital intensive. Over 85% of AirNet’s total assets are invested in flight equipment to serve these markets. AirNet capitalizes those costs that meet the definition of capital assets under applicable accounting standards.
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
Stock-Based Compensation
At December 31, 2006, AirNet had two stock-based employee and director compensation plans, the Amended and Restated 1996 Incentive Stock Plan and the 2004 Stock Incentive Plan. Through December 31, 2005, AirNet accounted for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, AirNet adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123(R) eliminates the ability to account for share-based compensation transactions, as AirNet formerly did, using the intrinsic value method as prescribed by APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statements of operations.
AirNet adopted FAS 123(R) using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006. AirNet’s consolidated statement of operations for the year ended December 31, 2006 reflects the impact of adopting FAS 123(R). In accordance with the modified prospective transition method, the consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).
Stock-based compensation expense recognized during 2006 is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Statement of Financial Accounting Standards No. 148. Compensation expense for the stock-based payment awards that are granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with FAS 123(R). As stock-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under FAS 148 for the periods prior to 2006, AirNet accounted for forfeitures as they occurred. Stock options are further detailed in “Note 1 – Significant Accounting Policies” and “Note 5 – Incentive Stock Plans” of the Notes to Consolidated Financial Statements included in “ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.
Self-Insurance Accruals
AirNet is self-insured up to certain limits for costs associated with workers’ compensation claims and benefits paid under employee health care programs. At December 31, 2006 and 2005, AirNet had total self-insurance accruals reflected in its Consolidated Balance Sheets of approximately $0.5 million and $0.6 million, respectively.
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
Incentive Compensation Plans
AirNet maintains an incentive compensation plan with payouts tied to the achievement of company-wide earnings goals and personal/departmental goals. Incentive compensation is calculated as a percent of base pay, depending on participation levels, which vary among management tiers. Costs related to the company-wide earnings portion of the plan are accrued based on actual quarterly results. For the year ended December 31, 2006, AirNet recorded approximately $1.3 million of incentive compensation expense, none of which related to discontinued operations. For the year ended December 31, 2005, AirNet recorded approximately $1.7 million of incentive compensation expense, of which approximately $0.3 million related to discontinued operations.
Income Taxes
AirNet accounts for income taxes under the liability method pursuant to SFAS No. 109. Under the liability method, deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Accounting principles generally accepted in the United States require AirNet to record a valuation allowance against future deferred tax assets if it is “more likely than not” that AirNet will not be able to utilize such benefits in the future. At December 31, 2006 and 2005, AirNet maintained a valuation allowance of $12.5 million and $6.3 million, respectively. In 2006, the valuation allowance offset deferred tax assets in excess of deferred tax liabilities. In 2005, the valuation allowance offset AirNet’s net operating loss carry forwards and Alternative Minimum Tax credit carry forwards.
On December 31, 2006, AirNet filed for a discretionary income tax method change with the IRS. The discretionary method change requires IRS approval prior to the change being effective. As required by SFAS No. 109, the effect of the method change will be reported in the period in which IRS approval is obtained; therefore, AirNet has not reflected the anticipated impact of the method change in the December 31, 2006 financial statements. There is no certainty as to what extent or if the IRS will ultimately approve the elected method change as requested. However, if the method change is approved, it could materially change AirNet’s current taxes payable, its deferred tax assets and the need for the associated valuation allowance, and provide a significant refund of estimated taxes previously paid.
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
2006 Asset Impairment Charge
AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank Services customers. As a result of accelerating trends in the implementation of electronic payment alternatives and electronic alternatives to the physical movement of cancelled checks, as of September 30, 2006, AirNet evaluated for impairment the long-lived assets used in its airline operations, consisting primarily of aircraft, aircraft parts and its airport hangar and office facility located at the Rickenbacker Facility. The undiscounted cash flows estimated to be generated by those assets including disposal values were less than the related carrying values and therefore, pursuant to the requirements of SFAS No. 144, the estimated fair values of these assets were compared to carrying value and the carrying values were reduced by a $24.6 million non-cash impairment charge. As a result of AirNet’s evaluation of the required valuation allowance for deferred tax assets, no tax benefit was recognized related to this impairment charge as described in “Note 8 – Income Taxes” of the Notes to Consolidated Financial Statements included in “ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.
The determination of undiscounted cash flows involves estimates of future cash flows, revenues, operating expenses and disposal values. The projections of these amounts represent management’s best estimates at the time of the review. Management’s estimates are significantly affected by the continuing uncertainty of the timing and rate of decline in Bank Services revenues that are being impacted by the implementation of electronic alternatives to the physical movement of cancelled checks and AirNet’s potential to grow other lines of cargo business as alternative sources of revenues. AirNet will continue to explore cost saving initiatives and alternative sources of revenue; however, in accordance with the provisions of SFAS No. 144, until such strategies are developed, AirNet has assigned minimal probabilities to those strategies in AirNet’s determination of future undiscounted cash flows. In the absence of additional cost saving initiatives or alternative sources of revenue, it is likely that future determinations of estimated cash flows will be less than the carrying value of AirNet’s long-lived assets. As a result, AirNet will be required to monitor the carrying value of its long-lived assets relative to estimated fair values in future periods.
The 2006 asset impairment charge was based on a range of estimated fair values provided by third party appraisal firms. The range of appraised fair values related to AirNet’s long-lived assets was approximately $49.7 million to $27.7 million reflecting different market factors, holding periods and possible asset disposition scenarios that potentially could be elected by AirNet as it evaluates its strategies in response to the current business environment. Because of the current uncertainties in the business environment, management determined that the low end of the range of fair values was the appropriate estimate of fair value at September 30, 2006 and wrote down the carrying value of AirNet’s long-lived assets to approximately $27.7 million. The determination of the adjusted carrying value is a management estimate based upon the third party appraisals and the subjective factors discussed above. It is possible that the future sales of assets, if any, could be greater than or less than current carrying values. Further, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, additional impairment charges may be required.
2005 Asset Impairment Charge
AirNet also recorded an impairment charge as of September 30, 2005. On October 26, 2005, AirNet announced that it had entered into a letter of intent for its sale in a going private transaction at $4.55 per share. Since the price per share in the letter of intent was less than AirNet’s then net book value per share, AirNet performed the impairment tests required by SFAS No. 144 for the quarter ended September 30, 2005 and concluded that the long-lived assets used in its Bank Services and Express Services operations were impaired. Accordingly, a non-cash charge of $16.1 million ($10.0 million net of tax) was recorded as of September 30, 2005. The impairment charge was based upon the estimated fair values of the long-lived assets in AirNet’s airline operations derived from published sources, information provided by a third party valuation firm retained to assist AirNet in completing its analysis, and the discount inherent in the price per share set forth in the letter of intent.
2004 Asset Impairment Charge
AirNet’s long-lived assets used in its cargo operations, consisting primarily of aircraft and spare parts, were also determined to be impaired as of September 30, 2004. This determination was made as a result of industry trends in the adoption of electronic payment alternatives and evolving electronic alternatives to the physical movement of cancelled checks at a more rapid pace than previously anticipated by the industry. AirNet determined that its airline capacity would exceed future demand, which created an impairment of the aircraft and related assets. The impairment also reflected the overall decline in the market values of the aircraft in its cargo fleet which had not recovered as in previous economic cycles. AirNet determined that the expected future undiscounted cash flows from its assets used in its cargo operations were less than the carrying value of those assets and were impaired. Accordingly, a non-cash impairment charge of $43.0 million ($31.0 million net of tax) was recorded as of September 30, 2004, using estimated aircraft fair values. The aircraft fair values used for this purpose were based upon published market sources as of September 30, 2004, which were also used under AirNet’s Amended Credit Agreement described in “Note 4 – Notes Payable” of the Notes to Consolidated Financial Statements included in “ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.
Under SFAS No. 142, AirNet evaluates its goodwill for impairment annually, or more frequently if changes in circumstances indicate impairment may have occurred sooner. At September 30, 2004, AirNet determined that as a result of the impairment of its long-lived assets used in its Bank Services and Express Services operations, the remaining goodwill assigned to the cargo operations should be evaluated for potential impairment. AirNet evaluated the fair value of its goodwill related to its Bank Services and Express Services operations based upon a discounted future cash flow analysis. As a result of the impairment test, AirNet determined that its goodwill was impaired and, accordingly, a non-cash impairment charge of $4.0 million was recorded at September 30, 2004.
Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that AirNet recognize in its financial statements the impact of a tax position based on the technical merits of the position. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. AirNet continues to evaluate the impact of FIN 48 on AirNet’s consolidated financial statements. As of the date of this Annual Report on Form 10-K, AirNet has not fully completed its assessment upon adoption of this standard; however, AirNet does not expect the impact to be significant, if any.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. AirNet has evaluated the guidance provided in SAB108 and has determined that it will not have a significant impact on the determination or reporting of AirNet’s financial results.
Forward-looking statements
The information included or incorporated by reference in this Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including those identified by the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “plan,” “project” and similar expressions. These forward-looking statements reflect management’s expectations and are based upon currently available data; however, actual results are subject to future events and uncertainties, which could cause actual results to differ from those projected in these statements. The following factors, in addition to those included in the disclosure under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K, could cause actual results to differ materially from those expressed in forward-looking statements:
•	an acceleration in the migration of AirNet’s Bank Services customers to electronic alternatives to the physical movement of cancelled checks;

•	potential regulatory changes by the FAA, DOT and TSA, which could increase the regulation of AirNet’s business, or the Federal Reserve, which could change the competitive environment of transporting canceled checks;

•	disruptions to the Internet or AirNet’s technology infrastructure, including those impacting AirNet’s computer systems and Web site;

•	disruptions to operations due to adverse weather conditions, air traffic control-related constraints or aircraft accidents;

•	potential further declines in the value of aircraft in AirNet’s fleet and any related asset impairment charges;

•	potential changes in locally and federally mandated security requirements;

•	the impact of intense competition on AirNet’s ability to maintain or increase its prices for Express Services (including fuel surcharges in response to rising fuel costs);

•	increases in aviation fuel costs not fully offset by AirNet’s fuel surcharge program;

•	changes in check processing and shipment patterns of bank customers;

•	acts of war and terrorist activities;

•	AirNet’s ability to reduce its cost structure to match declining revenues and operating expenses;

•	the impact of prolonged weakness in the United States economy on time-critical shipment volumes;

•	the acceptance of AirNet’s time-critical service offerings within targeted Express markets;

•	technological advances and increases in the use of electronic funds transfers;

•	the availability and cost of financing required for operations;

•	significant changes in the volumes of shipments transported on AirNet’s air transportation network, customer demand for AirNet’s various services or the prices it obtains for its services;

•	the impact of unusual items resulting from ongoing evaluations of our business strategies;

•	any substantial indebtedness that may be incurred by AirNet;

•	insufficient capital for future expansion; and

•	other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations.
All forward-looking statements are expressly qualified in their entirety by these cautionary statements. AirNet assumes no obligation or duty to update any of the forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K except to the extent required by law.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Inflation and Interest Rates
AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business. AirNet’s primary market risk exposure relates to interest rate risk. At December 31, 2006, AirNet had no amounts outstanding under its Amended Credit Agreement (described above in the section captioned “Liquidity and Capital Resources – Financing Activities – Continuing Operations” in “ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION” of this Annual Report on Form 10-K). On March 29, 2007, AirNet and its lender (The Huntington National Bank) amended the terms and conditions of the Amended Credit Agreement by entering into the Second Amended Credit Agreement. The Second Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Second Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement and (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ration.
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
Fuel Surcharge
AirNet generally assesses its Bank Services customers a fuel surcharge, which is generally based on the Oil Price Index Summary – Columbus, Ohio (OPIS) index. AirNet also assesses most of its Express Services customers a fuel surcharge based on the OPIS index, which is adjusted monthly based on changes in the OPIS index. As index rates fluctuate above a set threshold, surcharge rates will increase or decrease accordingly. The fuel surcharge rate is applied to the revenue amount billed to Bank Services and Express Services customers. AirNet assesses certain Express customers fuel surcharges based on negotiated contractual rates.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
AirNet Systems, Inc.
We have audited the accompanying consolidated balance sheets of AirNet Systems, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2 of the Annual Report of AirNet Systems, Inc. on Form 10-K for the fiscal year ended December 31, 2006. These financial statements and schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
Columbus, Ohio
March 5, 2007
except for Note 4, as to which the date is
March 29, 2007

AIRNET SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except par value data	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$2,244	$1,590
Accounts receivable, less allowances	22,345	21,103
Taxes receivable	—	1,786
Deposits and prepaids	2,463	2,338
Assets related to discontinued operations	1,465	42,231
Assets held for sale	280	328

Total current assets	28,797	69,376

Net property and equipment	27,690	53,763

Deposits and other assets	60	154

Total assets	$56,547	$123,293

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,876	$10,037
Salaries and related liabilities	4,716	4,719
Current portion of notes payable	1,944	1,781
Taxes payable	935	—
Deferred income taxes	—	124
Notes payable related to discontinued operations	—	29,780
Other liabilities related to discontinued operations	50	704

Total current liabilities	16,521	47,145

Notes payable, less current portion	6,011	24,458
Deferred income taxes	—	5,311

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,763 issued at December 31, 2006 and December 31, 2005, respectively	128	128
Additional paid-in-capital	76,906	76,318
Retained deficit	(19,746)	(6,454)
Accumulated other comprehensive loss	(13)	(13)
Treasury shares, 2,598 and 2,614 common shares held at cost at December 31, 2006 and December 31, 2005, respectively	(23,260)	(23,600)

Total shareholders’ equity	34,015	46,379

Total liabilities and shareholders’ equity	$56,547	$123,293

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In thousands, except per share data	2006	2005	2004

NET REVENUES, NET OF EXCISE TAX
Air Transportation, net of excise tax of $3,729, $4,054, $3,997 for the years ended December 31, 2006, 2005, 2004, respectively:

Bank Services	$112,034	$113,748	$106,117
Express Services	59,187	52,346	49,096
Aviation Services	1,586	865	1,243

Total net revenues	172,807	166,959	156,456

COSTS AND EXPENSES
Aircraft fuel	27,909	27,291	22,889
Aircraft maintenance	17,998	16,901	12,969
Operating wages and benefits	19,071	19,745	21,570
Contracted air costs	16,550	14,415	13,670
Ground courier	35,248	31,557	30,285
Depreciation	9,700	12,127	17,626
Insurance, rent and landing fees	8,639	8,973	9,207
Travel, training and other	5,468	5,550	6,384
Selling, general and administrative	17,939	19,493	18,283
Net (gain) loss on disposition of assets	(140)	(159)	34
Impairment of assets	24,560	16,073	47,009

Total costs and expenses	182,942	171,966	199,926

Income (loss) from continuing operations before interest and income taxes	(10,135)	(5,007)	(43,470)

Interest expense	1,532	2,107	1,228

Income (loss) from continuing operations before income taxes	(11,667)	(7,114)	(44,698)
Provision (Benefit) for income taxes	1,654	(2,400)	(9,566)

Net income (loss) from continuing operations	(13,321)	(4,714)	(35,132)

Income from discontinued operations (including 2006 gain on sale of $610, net of tax)	29	468	986

Net income (loss)	$(13,292)	$(4,246)	$(34,146)

Income (loss) per common share — basic and diluted:
Continuing operations	$(1.31)	$(0.47)	$(3.49)
Discontinued operations	0.00	0.05	0.10

Net income (loss) per common share — basic and diluted	$(1.31)	$(0.42)	$(3.39)

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2006	2005	2004

Operating activities:
Net loss from continuing operations	$(13,321)	$(4,714)	$(35,132)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation	9,700	12,127	17,626
Impairment of assets	24,560	16,073	47,009
Deferred income taxes	(5,311)	(1,957)	(14,826)
Stock-based compensation expense	246	—
Other, net	(140)	(71)	557
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	(1,242)	(455)	(3,907)
Taxes receivable or payable	2,721	(652)	5,702
Deposits and prepaids	(125)	647	367
Accounts payable and accrued expenses	(1,161)	(1,311)	2,646
Salaries and related liabilities	(3)	369	(503)
Other, net	(124)	208	120

Net cash provided by continuing operations	15,800	20,264	19,659
Net cash provided by discontinued operations	3,038	4,261	774

Net cash provided by operating activities	18,838	24,525	20,433

Investing activities:
Purchases of property and equipment — net	(8,060)	(15,494)	(25,460)
Proceeds from sales of property and equipment — net	155	260	6,961

Net cash used in continuing operations	(7,905)	(15,234)	(18,499)
Net cash provided by (used in) discontinued operations	37,103	(2,221)	(25,754)

Net cash provided by (used in) investing activities	29,198	(17,455)	(44,253)

Financing activities:
Proceeds from incentive stock plan programs	340	134	153
Net borrowings (repayments) of revolving credit facilities	(16,500)	(3,000)	700
Borrowings under term loans	—	11,000	835
Repayments of term loans	(1,784)	(13,011)	(8,730)
Other — net	342	198	158

Net cash provided by (used in) continuing operations	(17,602)	(4,679)	(6,884)
Net cash provided by (used in) discontinued operations	(29,780)	(1,887)	31,665

Net cash provided by (used in) financing activities	(47,382)	(6,566)	24,781

Net increase in cash	654	504	961
Cash and cash equivalents at beginning of period	1,590	1,086	125

Cash and cash equivalents at end of period	$2,244	$1,590	$1,086

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common Shares		Additional		Other
	Number		Paid-in	Retained	Comprehensive	Treasury
In thousands	of Shares	Amount	Capital	Earnings	Loss	Shares	Total
Balance December 31, 2003	12,763	$128	$77,759	$31,938	($35)	$(25,510)	$84,280

Net loss		—	—	(34,146)	—	—	(34,146)
Gain on derivative instruments, net of $19 tax expense	—	—	—	—	22	—	22
Comprehensive loss							(34,124)

Issuance of treasury shares - Associate Stock Purchase Program	—	—	(411)	—	—	566	155
Stock option exercises	—	—	(513)	—	—	668	155

Balance December 31, 2004	12,763	$128	$76,835	($2,208)	($13)	$(24,276)	$50,466

Net loss	—	—	—	(4,246)		—	(4,246)

Issuance of treasury shares - Associate Stock Purchase Program	—	—	(361)	—	—	474	113
Stock option exercises	—	—	(156)	—	—	202	46

Balance December 31, 2005	12,763	$128	$76,318	($6,454)	($13)	$(23,600)	$46,379

Net loss		—	—	(13,292)	—	—	(13,292)

Issuance of treasury shares - Associate Stock Purchase Program	—	—	(277)	—	—	340	63
Stock option vesting	—	—	246	—	—		246
Tax benefit from Wright warrants			619				619

Balance December 31, 2006	12,763	$128	$76,906	($19,746)	($13)	$(23,260)	$34,015

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
AirNet Systems, Inc. and its subsidiaries (collectively, “AirNet”) operate a national air transportation network which provides delivery service for time-critical shipments for customers in the U.S. banking industry and other industries requiring the express delivery of packages. AirNet also offers retail aviation fuel sales and aircraft maintenance and related ground services for customers at its Columbus, Ohio facility.
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
Certain 2005 and 2004 balances have been reclassified to conform with the 2006 presentation.
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

Airframes	15 years
Leasehold improvements	20 years
Other flight equipment	2 — 5 years
Other property and equipment	3 — 10 years
AirNet evaluates the remaining salvage values and depreciable lives of its property and equipment as conditions dictate.
AirNet uses manufacturer engine maintenance plans to provide maintenance for recurring inspections and major overhaul maintenance for most of the engines in its Learjet fleet. Approximately 84% of AirNet’s Learjet 35 aircraft engines are covered under manufacturer engine maintenance plans. Under the manufacturer engine maintenance plans, AirNet pays in advance for certain maintenance, repair and overhaul costs based on an amount per hour for each hour flown. In October 2006, following the write down of a substantial portion of the prepaid assets related to these engine maintenance plans in connection with the 2006 asset impairment charge, AirNet changed its estimate of the portion of these payments that should be capitalized and began expensing approximately 75% of the prepayments, which are included in aircraft maintenance expense. The effect of this change in estimate increased aircraft maintenance expense by approximately $1.2 million in

2006. Management estimates that the amount of expense related to this change will be approximately $5.2 million to $5.7 million in 2007. Management estimates that expensing payments made under manufacturer engine maintenance plans at this rate will maintain engine values at the amounts determined to be appropriate as part of the 2006 asset impairment charge. The portion of the prepayments not expensed is classified as flight equipment and totaled $3.7 million and $11.2 million at December 31, 2006 and 2005, respectively. Amortization on these prepaid balances does not begin until major engine overhaul services have been performed, at which time the prepaid balances are reclassified into depreciable asset categories and depreciated based on hours flown.
Property and equipment consisted of the following at December 31:

	2006	2005
Flight equipment	$15,507,000	$35,316,000
Other property and equipment	16,990,000	32,006,000

	32,497,000	67,322,000
Less accumulated depreciation	4,807,000	13,559,000

Net property and equipment	$27,690,000	$53,763,000

AirNet recognizes impairment losses on long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). AirNet recognizes impairment losses on long-lived assets when events or changes in circumstances indicate, in management’s judgment, that AirNet’s assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets. The carrying value of the assets not recoverable is reduced to estimated fair market value if lower than carrying value. In determining the estimated fair market value of the assets, AirNet considers information provided by third party valuation firms retained to assist AirNet in completing its analysis, published market data, recent transactions involving sales of similar assets and, at September 30, 2005, the letter of intent for the sale of AirNet that was announced on October 26, 2005.
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
Accounting principles generally accepted in the United States require AirNet to record a valuation allowance against future deferred tax assets if it is “more likely than not” that AirNet will not be able to utilize such benefits in the future. At December 31, 2006 and 2005, AirNet maintained a valuation allowance of $12.5 million and $6.3 million, respectively. In 2006, the valuation allowance offset deferred tax assets in excess of deferred tax liabilities. In 2005, the valuation allowance offset AirNet’s net operating loss carry forwards and Alternative Minimum Tax credit carry forwards.
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
Financial Instruments
The fair value of AirNet’s financial instruments approximated their carrying value at December 31, 2006 and 2005.
Derivatives
AirNet has been party to various interest rate swap agreements with banks as a hedge against the interest rate risk associated with borrowing at variable rates. These swap agreements are accounted for as cash flow hedges. The objective of the hedge is to eliminate the variability of cash flows in the interest rate payments on the variable rate debt.
In February 2002, AirNet entered into a five-year interest rate swap agreement with a bank relative to a $3.0 million term loan. Following the effectiveness of the Amended Credit Agreement dated May 28, 2004, and as discussed in Note 4 below, AirNet paid off three secured term loans which had been secured by aircraft. This interest rate swap agreement with a notional amount of $3.0 million and a fixed rate of 4.25% plus a margin based on AirNet’s funded debt ratio was terminated in August 2005.
AirNet accounts for its swap agreements under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its amendments, SFAS Nos. 137 and 138. These statements require AirNet to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. In 2004, AirNet recognized comprehensive income of approximately $22,000, net of tax, related to the swaps. The ineffective portion of the change in fair value is immaterial for all years presented. There were no interest rate swap agreements in place at December 31, 2006 and 2005.
Stock-Based Compensation
At December 31, 2006, AirNet had two stock-based employee and director compensation plans, the Amended and Restated 1996 Incentive Stock Plan and the 2004 Stock Incentive Plan. Through December 31, 2005, AirNet accounted for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, AirNet adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123(R) eliminates the ability to account for share-based compensation transactions, as AirNet formerly did, using the intrinsic value method as prescribed by APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statements of operations.
AirNet adopted FAS 123(R) using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006. AirNet’s consolidated statement of operations for the year ended December 31, 2006 reflects the impact of adopting FAS 123(R). In accordance with the modified prospective transition method, the consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).
Stock-based compensation expense recognized during 2006 is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148. Compensation expense for the stock-based payment awards that are granted subsequent to December 31, 2005 will be based on the grant date fair value estimated in accordance with FAS 123(R). As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS No. 148 for the periods prior to 2006, AirNet accounted for forfeitures as they occurred.

Impact of the Adoption of FAS 123(R)
Currently, AirNet uses the Black-Scholes option pricing model to estimate the value of stock options granted to employees and directors for purposes of computing the stock-based compensation expense and disclosures required by FAS 123(R). During 2006, AirNet recognized stock-based compensation expense of approximately $246,000 (approximately $153,000 net of tax) related to the vesting of outstanding stock options according to the provisions of FAS 123(R), using the modified prospective transition method. Basic and diluted net income (loss) per share for 2006 did not change as a result of the adoption of FAS 123(R).
The following table illustrates the effect on operating results and per share information had AirNet accounted for share-based compensation expense in accordance with FAS 123(R) for the periods indicated (in thousands, except per share data):

	2005	2004
Income (loss) from continuing operations	$(4,715)	$(35,132)
Income (loss) from discontinued operations, net of tax	468	986

Net income (loss), as reported	$(4,247)	$(34,146)

Deduct: Total stock-based employee and director compensation expense determined under fair value method for all awards, net of related tax effects	(118)	(185)

Pro forma net income (loss)	$(4,365)	$(34,331)

Net income (loss) per common share – basic and diluted:
Income (loss) per common share from continuing operations	$(0.48)	$(3.50)
Income (loss) per common share from discontinued operations, net of tax	$0.05	$0.10

Net income (loss) per common share	$(0.43)	$(3.40)

Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that AirNet recognize in its financial statements the impact of a tax position based on the technical merits of the position. FIN 48 also requires additional disclosures about unrecognized tax benefits associated with uncertain income tax positions and a reconciliation of the change in the unrecognized benefit. In addition, FIN 48 requires interest to be recognized on the full amount of deferred benefits for uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. AirNet continues to evaluate the impact of FIN 48 on AirNet’s consolidated financial statements. As of the date of this Annual Report on Form 10-K, AirNet has not fully competed its assessment upon adoption of this standard; however, AirNet does not expect the impact to be significant, if any.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. AirNet has evaluated the guidance provided in SAB 108 and has determined that it will not have a significant impact on the determination or reporting of AirNet’s financial results.
Supplemental Cash Flow Data
Cash paid for interest was $1,636,000, $1,913,000, and $1,287,000 for the years ended December 31, 2006, 2005, and 2004, respectively. During the year ended December 31, 2005, AirNet capitalized approximately $300,000 in interest related to the construction of its new Rickenbacker office and hangar facility. AirNet paid $5,575,000, $265,000, and $208,000 and received $1,821,000, $39,000, and $62,000 for the years ended December 31, 2006, 2005, and 2004, respectively, related to income taxes.
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
2006 Asset Impairment Charge
AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank Services customers. As a result of accelerating trends in the implementation of electronic payment alternatives and electronic alternatives to the physical movement of cancelled checks, as of September 30, 2006, AirNet evaluated for impairment the long-lived assets used in its airline operations, consisting primarily of aircraft, aircraft parts and its airport hangar and office facility located at Rickenbacker International Airport (the “Rickenbacker Facility”). The undiscounted cash flows estimated to be generated by those assets including disposal values were less than the related carrying values and therefore, pursuant to the requirements of SFAS No. 144, the estimated fair values of these assets were compared to carrying value and the carrying values were reduced by a $24.6 million non-cash impairment charge. As a result of AirNet’s evaluation of the required valuation allowance for deferred tax assets, no tax benefit was recognized related to this impairment charge as described in Note 8 below.
The determination of undiscounted cash flows involves estimates of future cash flows, revenues, operating expenses and disposal values. The projections of these amounts represent management’s best estimates at the time of the review. Management’s estimates are significantly affected by the continuing uncertainty of the timing and rate of decline in Bank Services revenues that are being impacted by the implementation of electronic alternatives to the physical movement of cancelled checks and AirNet’s potential to grow other lines of cargo business as alternative sources of revenues. AirNet will continue to explore cost saving initiatives and alternative sources of revenue; however, in accordance with the provisions of SFAS No. 144, until such strategies are developed, AirNet has assigned minimal probabilities to those strategies in AirNet’s determination of future undiscounted cash flows. In the absence of additional cost saving initiatives or alternative sources of revenue, it is likely that future determinations of estimated cash flows will be less than the carrying value of AirNet’s long-lived assets. As a result, AirNet will be required to monitor the carrying value of its long-lived assets relative to estimated fair values in future periods.
The 2006 asset impairment charge was based on a range of estimated fair values provided by third party appraisal firms. The range of appraised fair values related to AirNet’s long-lived assets was approximately $49.7 million to $27.7 million reflecting different market factors, holding periods and possible asset disposition scenarios that potentially could be elected by AirNet as it evaluates its strategies in response to the current business environment. Because of the current uncertainties in the business environment, management determined that the low end of the range of fair values was the appropriate estimate of fair value at September 30, 2006 and wrote down the carrying value of AirNet’s long-lived assets to approximately $27.7 million. The determination of the adjusted carrying value is a management estimate based upon the third party appraisals and the subjective factors discussed above. It is possible that the future sales of assets, if any, could be greater than or less than current carrying values. Further, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, additional impairment charges may be required.
2005 Asset Impairment Charge
AirNet also recorded an impairment charge as of September 30, 2005. On October 26, 2005, AirNet announced that it had entered into a letter of intent for its sale in a going private transaction at $4.55 per share. Since the price per share in the letter of intent was less than AirNet’s then net book value per share, AirNet performed the impairment tests required by SFAS No. 144 for the quarter ended September 30, 2005 and concluded that its long-lived assets used in its Bank Services and Express Services operations were impaired. Accordingly, a non-cash charge of $16.1 million ($10.0 million net of tax) was recorded as of September 30, 2005. The impairment charge was based upon the estimated fair values of the long-lived assets in AirNet’s airline operations derived from published sources, information provided by a third party valuation firm retained to assist AirNet in completing its analysis, and the discount inherent in the price per share set forth in the letter of intent.
2004 Asset Impairment Charge
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

Under SFAS No. 142, AirNet evaluates its goodwill for impairment annually, or more frequently if changes in circumstances indicate impairment may have occurred sooner. At September 30, 2004, AirNet determined that as a result of the impairment of its long-lived assets used in its Bank Services and Express Services operations, the remaining goodwill assigned to the cargo operations should be evaluated for potential impairment. AirNet evaluated the fair value of its goodwill related to its Bank Services and Express Services operations based upon a discounted future cash flow analysis. As a result of the impairment test, AirNet determined that its goodwill was impaired and, accordingly, a non-cash impairment charge of $4.0 million was recorded at September 30, 2004. There was no goodwill recorded at December 31, 2006 and 2005.
3. Discontinued Operations
On July 26, 2006, AirNet, Jetride, and Pinnacle Air, LLC (“Pinnacle”) entered into a purchase agreement regarding the sale of Jetride’s passenger charter business to Pinnacle (the “Purchase Agreement”). The sale was completed on September 26, 2006. The purchase price was $41.0 million in cash, of which $40.0 million was consideration for the sale of nine company-owned aircraft and related engine maintenance programs and $1.0 million was consideration for the sale of all of the outstanding capital stock of a newly-created subsidiary of Jetride, also called Jetride, Inc. (“New Jetride”). Upon completion of the sale transaction, Jetride amended its articles of incorporation to change its name to 7250 STARCHECK, INC. Of the total consideration, $40.0 million was paid at closing and $1.0 million was paid into escrow to cover indemnification claims which may be made by Pinnacle for up to eighteen months after the closing. To the extent the escrow amount is not used to satisfy indemnification claims, the escrow amount is to be released to AirNet in two installments approximately six and twelve months after the closing. In March 2007, $500,000 of the escrowed amount was released to AirNet. AirNet retained the net working capital of the Jetride passenger charter business, which was approximately $2.2 million as of the closing date. In connection with the closing of the sale transaction, Jetride repaid in full six term loans which had been secured by aircraft used in Jetride’s passenger charter business. The aggregate principal amount of the loans repaid was approximately $28.2 million plus accrued interest and early termination prepayment penalties of approximately $0.3 million through the repayment date. Following repayment of Jetride’s loans and expenses related to the transaction, AirNet used the remaining sale proceeds to further reduce debt outstanding under AirNet’s secured revolving credit facility. AirNet’s lenders under the secured revolving credit facility had consented to the sale of the Jetride passenger charter business and the various transactions necessary to complete the sale.
In accordance with SFAS No. 144, AirNet has classified the assets and liabilities of Passenger Charter Services as assets and liabilities related to discontinued operations and presented this operating segment’s results of operations as discontinued operations for all periods presented. As a result of the disposition of Passenger Charter Services, AirNet has only one reportable segment.
Revenues from Passenger Charter Services, included in discontinued operations, were approximately $16.9 million, $29.5 million and $18.5 million for 2006, 2005 and 2004, respectively. Income from discontinued operations before income taxes for 2006, 2005 and 2004 was approximately $0.1 million, $0.8 million and $1.6 million, respectively. Included in the 2006 income from discontinued operations before income taxes is a pre-tax gain of approximately $1.0 million, which is net of approximately $1.0 million of investment banking and legal fees associated with the sale of Jetride.
In February 2006, AirNet decided to market for sale all nine of the Cessna 310 Piston cargo aircraft as a result of the need to reduce its airline capacity and operating costs. At that date, AirNet determined that the plan of sale criteria of SFAS No. 144 had been met. The carrying value of the assets was determined to approximate the estimated fair value less cost to sell, based on recent aircraft appraisals. The carrying value of the aircraft approximates $0.3 million, and is classified in “Assets held for sale” in the Consolidated Balance Sheet. In November 2006, AirNet entered into an agreement to sell all nine of its Cessna 310 aircraft for approximately $0.4 million. AirNet delivered six aircraft in the first quarter of 2007 and expects to deliver the three remaining aircraft in April of 2007.
4. Notes Payable
AirNet had borrowings as follows at December 31:

	2006	2005
Term notes	$7,955,000	$9,739,000
Revolving credit facility	—	16,500,000

	7,955,000	26,239,000
Current portion of notes payable	1,944,000	1,781,000

Long-term portion of notes payable	$6,011,000	$24,458,000

Revolving Credit Facility – 2002 through 2006
In September 2002, AirNet entered into a $35.0 million unsecured revolving credit facility and a five-year $20.0 million unsecured term loan (collectively, the “Credit Agreement”). The revolving credit facility under the Credit Agreement was originally scheduled to expire on September 30, 2005 and the secured term loan was to mature on September 30, 2007.
On May 28, 2004, AirNet and its lenders amended the terms and conditions of the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement was further amended by the First, Second, Third, Fourth and Fifth Change in Terms Agreements, as described below. The Amended Credit Agreement was secured by a first lien on all of the property of AirNet and its subsidiaries, other than any interest in real estate and certain excluded fixed assets. AirNet also pledged the stock and interests of its subsidiaries to secure the loans under the Amended Credit Agreement, and each of AirNet’s subsidiaries guaranteed AirNet’s obligations under the Amended Credit Agreement. The Amended Credit Agreement also contained certain financial covenants that require AirNet to maintain a minimum consolidated tangible net worth and to not exceed certain fixed charge coverage and leverage ratios specified in the Amended Credit Agreement.
The Amended Credit Agreement initially provided for a secured revolving credit facility of up to $35.0 million and a secured term loan in the aggregate amount of $14.0 million. The amount of revolving loans available under the Amended Credit Agreement was limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible aircraft parts, plus 70% of the market value of certain fixed assets, reduced by the aggregate amount of AirNet’s outstanding letters of credit. The Amended Credit Agreement bore interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio.
The Amended Credit Facility was amended in September 2004, March 2005, November 2005, March 2006 and September 2006. The above amendments to the Amended Credit Facility were reflected, respectively, in the “First Change in Terms Agreement”, the “Second Change in Terms Agreement” , the “Third Change in Terms Agreement”, the “Fourth Change in Terms Agreement” and the “Fifth Change in Terms Agreement”.
As a result of the impairment charges recorded by AirNet in September 2004, September 2005 and September 2006, AirNet was not in compliance with certain terms and conditions of the Amended Credit Facility, including the fixed charge coverage ratio, the leverage ratio and the minimum consolidated tangible net worth requirement. The First, Third and Fifth Change in Terms Agreements modified certain financial covenants contained in the Amended Credit Facility in such a manner that, on a going-forward basis, the impairment charges, in and of themselves, would not cause a default of these financial covenants in the future. At the same time that the First, Third and Fifth Change in Terms Agreements were entered into, AirNet and its lenders executed a waiver of any defaults or potential defaults under the Amended Credit Agreement which occurred, or may have occurred, as a result of AirNet’s failure to comply with the above financial covenants due to the various impairment charges.
In addition to the amendments made to the Amended Credit Facility to bring the financial covenants into compliance after the impairment charges recorded in 2004, 2005 and 2006, the Amended Credit Facility was amended on several occasions to modify other terms and conditions of the Amended Credit Facility. The Second Change in Terms Agreement amended the Amended Credit Facility to reflect that AirNet had prepaid in full the remaining $11.0 million balance outstanding on its secured term loan. In addition, the Second Change in Terms Agreement reduced the secured revolving credit facility from $35.0 million to $30.0 million. The Second Change in Terms Agreement also extended the term of the Amended Credit Facility from September 30, 2005 to October 15, 2006. The Fourth Change in Terms Agreement further extended the term of the Amended Credit Agreement from October 15, 2006 to October 15, 2007 and modified the calculation of the borrowing base. The Fifth Change in Terms Agreement reduced the amount of the secured revolving credit facility from $25 million to $15 million.
As of December 31, 2006, there was no amount outstanding under the Amended Credit Agreement. As of December 31, 2006, AirNet had $1.0 million in letters of credit outstanding related to insurance programs, which reduced the amount available under the revolving credit facility. As of December 31, 2006, AirNet had $14.0 million available to borrow under its secured revolving credit facility under the Amended Credit Agreement.
Revolving Credit Facility – Second Amended Credit Agreement — March 29, 2007
On March 29, 2007, AirNet and its lender (The Huntington National Bank) amended and restated the terms and conditions of the Amended and Restated Credit Agreement dated as of May 28, 2004, among The Huntington National Bank and Bank One, N.A., as lenders, and AirNet, as borrower (as amended and restated, the “Amended Credit Agreement”) by entering into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”). The following description of the Second Amended Credit Agreement is qualified in its entirety by reference to the Second Amended Credit Agreement. The Second Amended Credit Agreement provides for a $15.0 million secured revolving credit facility and expires on October 15, 2008. The Second Amended Credit Agreement is secured by a first priority lien on all of the property of AirNet, other than any interest in real estate and certain excluded fixed assets. The stock and interests of AirNet’s subsidiaries continue to be pledged to secure the loans under the Second Amended Credit Agreement, and each of AirNet’s subsidiaries continues to guarantee AirNet’s obligations under the Second Amended Credit Agreement under a Consent and Agreement of Guarantors.

The amount of revolving loans available under the Second Amended Credit Agreement is limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible aircraft parts. The amount available under the Second Amended Credit Agreement is also reduced by any outstanding letters of credit issued under the Second Amended Credit Agreement. The Second Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Second Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio.
The Second Amended Credit Agreement permits AirNet to maintain and incur other indebtedness in an aggregate amount of up to $10.0 million for the purpose of purchasing or refinancing aircraft and related tangible fixed assets. The Second Amended Credit Agreement contains certain financial covenants that require AirNet to maintain a minimum consolidated tangible net worth and to not exceed certain fixed charge coverage and leverage ratios specified in the Second Amended Credit Agreement. The Second Amended Credit Agreement also contains limitations on operating leases, significant corporate changes including mergers and sales of assets, investments in subsidiaries and acquisitions, liens, capital expenditures, transactions with affiliates, sales of accounts receivable, sale and leaseback transactions and other off-balance sheet liabilities, contingent obligations and hedging transactions.
Other Term Notes
On March 24, 2005, AirNet entered into a three-year term loan totaling $11.0 million with a fixed interest rate of 8.12%. This term loan is secured by seven Cessna Caravans and nine Learjet 35 aircraft from AirNet’s cargo aircraft fleet. The aircraft securing this loan were released from the collateral securing the loans under Amended Credit Agreement in accordance with the Second Change in Terms Agreement. The proceeds from this term loan were used to prepay in full AirNet’s term loan under the Amended Credit Agreement as described above. As of December 31, 2006, $8.0 million was outstanding under this term loan.
Term Loans – Discontinued Operations
In connection with the closing of the sale of the Jetride passenger charter business on September 26, 2006, Jetride repaid in full six term loans which had been (a) secured by aircraft used in the Jetride passenger charter business, and (b) guaranteed by AirNet. In June 2004, Jetride entered into four of the term loans, each with a seven-year term and a fixed interest rate of approximately 6.7%. In July 2004, Jetride entered into the other two term loans, each with a seven-year term and a fixed interest rate of approximately 6.5%. As of September 26, 2006 and December 31, 2005, there was an aggregate principal amount of approximately $28.2 million and $29.8 million, respectively, outstanding under the six loans. In addition to the outstanding principal amount, Jetride paid approximately $0.3 million in accrued interest and early termination prepayment penalties through the repayment date. Each of the loan documents and corresponding security and guaranty agreements entered into in connection with the six term loans was terminated upon repayment of the underlying term loans at the closing.
Aggregate future maturities of long-term debt as of December 31, 2006 are as follows:

2007	$1,944,000
2008	6,011,000
2009	—
2010	—
2011	—
Thereafter	—

$7,955,000

AirNet also maintains standby letters of credit totaling $950,000 with a bank related to its insurance policy agreements.
5. Incentive Stock Plans
On June 4, 2004, the shareholders of AirNet Systems, Inc. approved the AirNet 2004 Stock Incentive Plan (the “2004 Plan”), for employees of AirNet and its subsidiaries and non-employee directors of AirNet. The 2004 Plan authorizes the granting of incentive and non-qualified stock options, restricted stock, stock appreciation rights, and performance shares to be paid in common shares and performance units to be paid in cash (collectively, “2004 Plan Awards”). In addition, the 2004 Plan provides for the granting of rights to purchase common shares of AirNet Systems, Inc. at up to a 15% discount through payroll deductions by employees of AirNet and its subsidiaries (the “2004 Stock Purchase Program”). The maximum number of common shares available for issuance under the 2004 Plan is 1,000,000. The 2004 Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms and conditions applicable to the 2004 Plan Awards, other than non-qualified stock options automatically granted to non-employee directors of AirNet Systems, Inc. in accordance with the terms of the 2004 Program. The Compensation Committee also has the authority to establish administrative rules and regulations regarding the term of each offering under the 2004 Stock Purchase Plan. In July 2005, non-qualified stock options covering 20,000 common shares were automatically granted under the terms of the 2004 Plan to each of Messrs. Hellerman and Chadwick as new Directors of AirNet. In December 2006, non-qualified stock options covering 150,000 common shares were granted to Bruce D. Parker, AirNet’s Chief Executive Officer under the terms of an employment contract. In 2006 and 2005, 16,547 and 23,414 common shares, respectively, were issued under the 2004 Stock Purchase Program to employees of AirNet and its subsidiaries. The exercise price of each option has been equal to the fair market price of a common share on the date of grant. An option’s maximum term is ten years. Option vesting periods range from vesting upon grant to vesting over four years.
In 1996, AirNet Systems, Inc. adopted the AirNet Systems, Inc. 1996 Incentive Stock Plan (as amended and restated, the “1996 Plan”). The 1996 Plan authorized the granting of incentive and non-qualified stock options, restricted stock and performance awards (collectively, “1996 Plan Awards”). In addition, the 1996 Plan provided for the granting of rights to purchase common shares of AirNet Systems, Inc. at up to a 15% discount through payroll deductions by employees of AirNet Systems, Inc. and its subsidiaries (the “1996 Stock Purchase Program”). The 1996 Plan also provided for the grant of non-qualified stock options to non-employee directors of AirNet. The maximum number of common shares available for issuance under the 1996 Plan is 1,650,000. The 1996 Plan is administered by the Compensation Committee of the Board of Directors, which determined the terms and conditions applicable to the 1996 Plan Awards, other than non-qualified stock options automatically granted to non-employee directors in accordance with the terms of the 1996 Plan. The exercise price of each option has been equal to the fair market price of a common share on the date of grant. An option’s maximum term is ten years. Option vesting periods range from vesting upon grant to vesting over four years. Since the adoption of the 2004 Plan, no additional 1996 Plan Awards have been or will be made under the 1996 Plan.
The fair value of these stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2006	2005	2004
Risk free interest rate	4.91%	4.04%	4.83%
Volatility factor of expected market price of AirNet’s common shares	50.0%	53.6%	48.8%
Weighted average expected life of stock options (years)	5.49	4.92	4.59
The weighted average fair value of stock options granted was $2.95, $2.14 and $2.15 in the years ended December 31, 2006, 2005 and 2004, respectively. Total unamortized stock-based compensation expense for outstanding stock options was approximately $0.2 million at December 31, 2006 and is expected to be recognized over a period of 3 years.
A summary of AirNet’s stock option activity and related information follows (in thousands, except price per share data) for the years ended December 31:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Common	Exercise	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of period	886	$7.71	1,008	$7.99	1,014	$8.52
Granted	150	2.95	40	4.26	206	4.11
Exercised	—	—	(12)	3.96	(41)	3.79
Cancelled	(208)	9.35	(150)	8.95	(171)	7.56
Outstanding at end of period	828	6.43	886	7.71	1,008	7.99

Options exercisable at end of period	676	$7.07	716	$8.48	747	$9.20
During 2006, 2005 and 2004, the total number of option shares vesting each year was approximately 144,000, 109,000, and 116,000, respectively, with fair values of approximately $292,000, $260,000 and $300,000, respectively.
As of December 31, 2006, 2005 and 2004, the weighted average remaining contractual terms for options outstanding were approximately 4.6 years, 4.8 years and 5.4 years, respectively, and the weighted average remaining contractual terms for options exercisable were 3.6 years, 4.1 years and 4.3 years, respectively, for the same periods.

The following summarizes information about stock options outstanding (in thousands, except remaining contractual life and price per share data) as of December 31, 2006:

		Stock Options Outstanding		Stock Options Exercisable
		Weighted-Average	Weighted-
	Number of	Remaining	Average	Number of	Weighted-
Range of Exercise	Stock	Contractual Life	Exercise	Stock	Average
Prices	Options	(Years)	Price	Options	Exercise Price
Less than $5.00	484	6.7	$3.78	332	$3.86
$5.01-$10.00	263	1.8	8.49	263	8.49
$10.01-$15.00	45	0.3	14.27	45	14.27
$15.01-$20.00	35	1.6	17.50	35	17.50
$20.01-$25.00	1	1.4	22.00	1	22.00

	828	4.6	$6.43	676	$7.07

AirNet’s stock purchase program, which had been part of the 1996 Plan and is part of the 2004 Plan, allows eligible employees the opportunity to acquire common shares of AirNet at up to a 15% discount through payroll deductions. AirNet issued 16,547, 23,414, and 35,914 common shares respectively during 2006, 2005, and 2004 from treasury shares under the stock purchase program.
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
In 2004, AirNet commenced construction of a new corporate and operational facility (the “Rickenbacker Facility”) on land leased from the Columbus Regional Airport Authority (the “Authority”). Construction of the Rickenbacker Facility was completed in May of 2005 and AirNet completed the relocation of its flight and administrative operations to the Rickenbacker Facility in June of 2005. The land lease with the Authority is for an initial term of 20 years which expires in May 2025. AirNet may request two additional 10 year extensions of the land lease. In the event the Authority refuses to extend the land lease for either 10 year extension period, the land lease requires the Authority to purchase AirNet’s leasehold improvements under the Federal Relocation Act. The purchase price of the improvements cannot be less than 50% of the cost of the leasehold improvements if the Authority refuses to extend the land lease for the first 10 year extension period and cannot be less than 25% of the cost of the leasehold improvements if the Authority refuses to extend the land lease for the second 10 year extension period. Annual rental payments under the land lease are set at approximately $39,000, $62,000 and $83,000, respectively, for the first three years of the lease term. Rental payments after the third year of the lease term are subject to annual increases based upon the consumer price index.
AirNet incurred lease expense of $2,455,000, $2,726,000, and $2,883,000 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, future minimum lease payments by year under non-cancelable operating leases with initial or remaining terms exceeding one year are as follows: 2007 — $681,000; 2008 — $143,000; 2009 — $83,000; 2010 — $83,000; 2011 - $83,000.
Concurrently with the sale of AirNet’s Port Columbus Facility in December 2004, AirNet entered into the New Port Columbus Lease. Pursuant to the New Port Columbus Lease, AirNet leased the real property associated with the Port Columbus Facility and the buildings and all other improvements thereon pending completion of the construction of AirNet’s new office and hangar facility at Rickenbacker. The term of the New Port Columbus Lease commenced on December 15, 2004 and terminated on August 31, 2005. The New Port Columbus Lease was rent free until May 15, 2005 and commencing May 16, 2005, the rent was scheduled to increase to $30,000 per month. The Authority waived the scheduled rent increase for the period from May 16, 2005 until the relocation of AirNet to its new Rickenbacker Facility. The New Port Columbus Lease was a net lease under which AirNet was responsible for all costs of operating the Port Columbus Facility. This transaction was a minor sale-leaseback, as the present value of the rental payments was less than 10% of the property’s fair value; therefore, AirNet recorded a gain on the sale of $0.3 million in 2004. AirNet relocated from its Port Columbus Facility to the Rickenbacker Facility in June 2005.
7. Retirement Plan
AirNet has a 401(k) retirement savings plan. All associates who have completed a minimum of one month of service may contribute up to 60% of their eligible annual earnings to the 401(k) retirement savings plan, subject to the maximum limitation imposed under the Internal Revenue Code. AirNet may elect, at its discretion, to make matching and profit-sharing contributions. AirNet’s contribution expense related to the 401(k) retirement savings plan for continuing operations totaled $376,000, $358,000, and $492,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

8. Income Taxes
Income taxes are summarized as follows for the years ended December 31:

	2006	2005	2004
Current:
Federal	$5,865,000	$—	$—
State and local	625,000	175,000	195,000

	6,490,000	175,000	195,000
Deferred:
Federal	(3,481,000)	(2,042,000)	(8,518,000)
State and local	(1,336,000)	(233,000)	(612,000)

	(4,817,000)	(2,275,000)	(9,130,000)

	$1,673,000	$(2,100,000)	$(8,935,000)

Significant components of AirNet’s deferred tax liabilities and assets are as follows at December 31:

	2006	2005
Long-term deferred tax asset:
Alternative minimum tax credit carry forwards	$763,000	$2,500,000
Net operating loss carry forward	783,000	3,800,000
Other	128,000	136,000
Valuation allowance	(12,408,000)	(6,300,000)
Property and equipment	10,625,000	0
Long-term deferred tax liabilities:
Property and equipment	0	(4,712,000)
Other	109,000	(735,000)

Net long-term deferred tax liabilities	$0	$(5,311,000)

Current deferred tax assets:
Workers’ compensation reserves	$195,000	$331,000
Allowance for bad debt reserves	351,000	283,000
Other	156,000	48,000

Total current deferred tax assets	702,000	662,000

Current deferred tax liabilities:
Prepaid expenses	(618,000)	(762,000)
Other	(25,000)	(24,000)
Valuation allowance	(59,000)	0

Total current deferred tax liabilities	(702,000)	(786,000)

Net current deferred tax assets (liabilities)	$0	($124,000)

Differences arising between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes are as follows for the years ended December 31:

	2006		2005		2004

Tax expense (benefit) at federal statutory rate on pre-tax (loss) income	$(3,950,000)	34.0%	$(2,158,000)	34.0%	$(14,648,000)	34.0%
State taxes, net of federal benefit	(492,000)	4.2	(355,000)	5.6	(1,733,000)	4.0
Non-deductible permanent differences	168,000	(1.4)	186,000	(2.9)	1,746,000	(4.0)
Change in valuation allowance	6,167,000	(53.1)	600,000	(9.5)	5,700,000	(13.0)
Other	(221,000)	1.9	(373,000)	5.8	—	0.0

Total taxes (benefit)	1,672,000	(14.2)%	$(2,100,000)	33.0%	$(8,935,000)	21.0%
Less — portion attributable to discontinued operations	18,000		300,000		631,000

Net attributable to continuing operations	$1,654,000		$(2,400,000)		$(9,566,000)

State taxes, net of federal benefit, include a benefit of $158,000 in 2005 as a result of changes in tax laws in the State of Ohio.
On December 31, 2006, AirNet filed for a discretionary income tax method change with the Internal Revenue Service (“IRS”). The discretionary method change requires IRS approval prior to the change being effective. As required by SFAS No. 109, the effect of the method change will be reported in the period in which IRS approval is obtained; therefore, AirNet has not reflected the anticipated impact of the method change in the December 31, 2006 financial statements. There is no certainty as to what extent or if the IRS will ultimately approve the elected method change as requested. However, if the method change is approved, it could materially change AirNet’s current taxes payable, its deferred tax assets and the need for the associated valuation allowance and provide a significant refund of estimated taxes previously paid.
In connection with the 1996 repurchase and cancellation of the Donald Wright Warrant, AirNet recognized a related tax benefit estimated to be $7.0 million based upon management’s judgment and estimation of the portion of the Donald Wright Warrant which would be deductible for income tax purposes. This tax benefit was recognized as additional paid-in capital on AirNet’s Consolidated Balance Sheet and has had no effect on AirNet’s Consolidated Statement of Operations. During the third quarter of 2003, this matter was partially resolved and in the fourth quarter of 2006, was finalized. AirNet has realized tax deductions related to this transaction in excess of management’s original estimates resulting in additional tax benefits. The additional tax benefits associated with the deductible portion of the Donald Wright Warrant have exceeded the original estimate by $1.3 million in 2003 and $0.6 million in 2006. The additional tax benefits, as was the initial estimated tax benefit associated with the Donald Wright Warrant, have been recorded as an increase to additional paid-in capital.
Accounting principles generally accepted in the United States require AirNet to record a valuation allowance against future deferred tax assets if it is “more likely than not” that AirNet will not be able to utilize such benefits in the future. At December 31, 2006 and 2005, AirNet maintained a valuation allowance of $12.5 million and $6.3 million, respectively. In 2006, the valuation allowance offset deferred tax assets in excess of deferred tax liabilities. In 2005, the valuation allowance offset AirNet’s net operating loss carry forwards and Alternative Minimum Tax credit carry forwards.
9. Net Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31:

	2006	2005	2004
Numerator:
Income (loss) from continuing operations	($13,321,000)	$(4,714,000)	$(35,132,000)
Income (loss) from discontinued operations, net of tax	29,000	468,000	986,000

Net income (loss)	($13,292,000)	$(4,246,000)	$(34,146,000)

Denominator:
Basic — weighted average common shares outstanding	10,158,000	10,133,000	10,080,000
Diluted
Stock options — employees, officers and directors	—	20,000	19,000

Adjusted weighted average common shares outstanding	10,158,000	10,153,000	10,099,000

Net income (loss) per common share — basic and diluted	($1.31)	($0.42)	($3.39)

For the years ended December 31, 2006, 2005, and 2004, stock options covering 678,000, 553,000, and 686,000 common shares, respectively, were excluded from the diluted weighted average common shares outstanding calculation, as their exercise prices exceeded the average fair market value of the underlying common shares for the year and, therefore, were antidilutive.
10. Litigation and Contingencies
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
•	information required to be disclosed by AirNet in this Annual Report on Form 10-K and the other reports that AirNet files or submits under the Exchange Act would be accumulated and communicated to AirNet’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	information required to be disclosed by AirNet in this Annual Report on Form 10-K and the other reports that AirNet files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	AirNet’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in AirNet’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during AirNet’s fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, AirNet’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Conclusion of Brown Gibbons Lang & Company Engagement and Dissolution of Strategy Committee
As previously reported by AirNet Systems, Inc. (“AirNet”), in January 2005, AirNet engaged Brown Gibbons Lang & Company (“BGL”) to serve as AirNet’s exclusive financial advisor and investment banker to review, develop and evaluate various strategic alternatives to enhance shareholder value, including the possible sale of AirNet. AirNet received indications of interest with respect to the sale of AirNet, which culminated in the execution of a letter of intent for the sale of AirNet on October 26, 2005. On December 16, 2005, AirNet announced that it had been unable to reach a definitive merger agreement with the private equity investment firm that entered into the letter of intent and that the exclusivity period under such letter of intent had been allowed to expire.
Also as previously reported by AirNet, following the termination of the letter of intent, in December of 2005, the AirNet Board of Directors dissolved the Special Committee which had been established to oversee the marketing process and appointed a Strategy Committee to work with management on the ongoing business strategy and alternatives for AirNet to enhance shareholder value. The Strategy Committee, together with the full Board of Directors, determined that AirNet’s business strategy would include operating its businesses with an emphasis on cash flows from operations while seeking other de-leveraging opportunities. The Board of Directors elected to continue the engagement of BGL as its financial advisor on a month-to-month basis in connection with the development and evaluation of various strategies and opportunities to enhance shareholder value and de-leverage the business.
As previously reported by AirNet, in September 2006, AirNet sold its Jetride passenger charter business. Thereafter, AirNet concluded its month-to-month engagement with BGL. However, AirNet continues to consult with BGL from time-to-time on various strategies and opportunities to enhance shareholder value. On February 27, 2007, the Board of Directors dissolved the Strategy Committee.
Amendment of Credit Agreement with The Huntington National Bank
On March 29, 2007, AirNet and its lender (The Huntington National Bank) amended and restated the terms and conditions of the Amended and Restated Credit Agreement dated as of May 28, 2004, among The Huntington National Bank and Bank One, N.A., as lenders, and AirNet, as borrower (as amended and restated, the “Amended Credit Agreement”) by entering into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”). The following description of the Second Amended Credit Agreement is qualified in its entirety by reference to the Second Amended Credit Agreement, a copy of which is filed with this Annual Report on Form 10-K as Exhibit 4.50. The Second Amended Credit Agreement provides for a $15.0 million secured revolving credit facility and expires on October 15, 2008. The Second Amended Credit Agreement is secured by a first priority lien on all of the property of AirNet, other than any interest in real estate and certain excluded fixed assets. The stock and interests of AirNet’s subsidiaries continue to be pledged to secure the loans under the Second Amended Credit Agreement, and each of AirNet’s subsidiaries continues to guarantee AirNet’s obligations under the Second Amended Credit Agreement under a Consent and Agreement of Guarantors.
The amount of revolving loans available under the Second Amended Credit Agreement is limited to a borrowing base equal to the aggregate of 80% of eligible accounts receivable, plus 50% of eligible aircraft parts. The amount available under the Second Amended Credit Agreement is also reduced by any outstanding letters of credit issued under the Second Amended Credit Agreement. The Second Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Second Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio or (ii) the sum of 0.5% plus the federal funds rate in effect from time to time, plus a margin determined by AirNet’s leverage ratio.
The Second Amended Credit Agreement permits AirNet to maintain and incur other indebtedness in an aggregate amount of up to $10.0 million for the purpose of purchasing or refinancing aircraft and related tangible fixed assets. The Second Amended Credit Agreement contains certain financial covenants that require AirNet to maintain a minimum consolidated tangible net worth and to not exceed certain fixed charge coverage and leverage ratios specified in the Second Amended Credit Agreement. The Second Amended Credit Agreement also contains limitations on operating leases, significant corporate changes including mergers and sales of assets, investments in subsidiaries and acquisitions, liens, capital expenditures, transactions with affiliates, sales of accounts receivable, sale and leaseback transactions and other off-balance sheet liabilities, contingent obligations and hedging transactions.
As of March 29, 2007, there were no amounts outstanding under either the Amended Credit Agreement or under the Second Amended Credit Agreement, which replaced the Amended Credit Agreement. As of March 29, 2007, AirNet had approximately $1.0 million in letters of credit outstanding related to insurance programs, which reduced the amount available under the Second Amended Credit Agreement to approximately $14 million as of March 29, 2007.
2006 Incentive Compensation Plan
On March 24, 2006, the Board of Directors of AirNet, upon the recommendation of the Compensation Committee, adopted the 2006 Incentive Compensation Plan (the “2006 Incentive Plan”). The purpose of the 2006 Incentive Plan was to promote the following goals of AirNet for the fiscal year ended December 31, 2006 (the 2006 fiscal year”) by providing incentive compensation to certain employees of AirNet and its subsidiaries:
•	Attaining designated levels of pre-tax income;

•	Improving cash flow and reducing debt;

•	Defining and executing plans to offset expected declines in Bank Services revenues;

•	Reducing the fixed cost structure of AirNet; and

•	Meeting high priority deadlines of AirNet.
Participants in the 2006 Incentive Plan included the following individuals who served as executive officers of AirNet during the 2006 fiscal year: Joel E. Biggerstaff (Chairman of the Board until December 31, 2006 and Chief Executive Officer and

President until December 28, 2006), Gary W. Qualmann (Chief Financial Officer, Treasurer and Secretary), Larry M. Glasscock, Jr. (Senior Vice President, Express Services), Jeffery B. Harris (Senior Vice President, Bank Services), Ray L. Druseikis (Controller and Principal Accounting Officer), and Craig A. Leach (Vice President, Information Systems) — as well as certain department managers and department directors. As of the start of the 2006 fiscal year, there were 47 participants in the 2006 Incentive Plan. New employees who qualified for the 2006 Incentive Plan were eligible to participate on the first day of the calendar quarter following their date of hire. There were 46 participants who received payments under the 2006 Incentive Plan, including Mr. Biggerstaff. There were also 32 non-participants who received discretionary awards totaling approximately $75,000.
Payments under the 2006 Incentive Plan were based upon a combination of AirNet’s pre-tax income (as determined under the terms of the 2006 Incentive Plan) for the 2006 fiscal year, the operating performance of AirNet’s Delivery Services and Passenger Charter Services business segments, and the achievement of personal goals assigned to each participant. The Compensation Committee approved the personal goals for executive officers and reviewed the personal goals for other participants. The personal goals approved by the Compensation Committee for each of the executive officers related to specific business objectives related to general business operations (e.g., regulatory compliance, expense reductions, etc.) and each business segment (e.g., execution of specific contracts with customers and vendors, cost reductions, service improvements, etc.).
No incentive compensation was to be paid under the 2006 Incentive Plan unless AirNet achieved a designated threshold level of pre-tax income for the 2006 fiscal year. If the designated threshold level were achieved, incentive compensation payments would increase based upon predetermined pre-tax income levels until a maximum aggregate amount of $1.9 million in incentive compensation payments was reached. After the overall amount of incentive compensation was determined based upon AirNet’s pre-tax income for the 2006 fiscal year, incentive compensation was allocated to individual participants based upon the following four factors: (i) level of pre-tax income attained by AirNet; (ii) level of contribution margin attained by Delivery Services as compared to certain predetermined levels; (iii) levels of contribution margin attained by Passenger Charter Services as compared to certain predetermined levels; and (iv) attainment of personal goals.
Originally, a participant’s maximum incentive compensation payment was to range from 20% to 100% of the participant’s base salary, depending upon such participant’s level of responsibility for achieving AirNet’s goals for the 2006 fiscal year. Twenty percent of each participant’s incentive compensation payments was to be based upon the participant’s achievement of pre-established personal goals. The remaining 80% of each participant’s incentive compensation payment was to be based upon a combination of the other three factors discussed above, which were allocated to each participant based upon such participant’s overall responsibility for attaining the designated levels of AirNet’s pre-tax income and contribution margins for the Delivery Services and Passenger Charter Services business segments.
In the event the incentive compensation payments otherwise available for payment under the 2006 Incentive Plan based upon AirNet’s level of pre-tax income were not paid to certain participants as a result of those participants’ failure to attain their personal goals or AirNet’s failure to attain the predetermined levels of budgeted contribution margins in Delivery Services or Passenger Charter Services, such unpaid amounts could have been awarded at the discretion of the Compensation Committee to participants in the 2006 Incentive Plan or to other employees of AirNet not participating in the 2006 Incentive Plan.
Except for payments to the executive officers, payments under the 2006 Incentive Plan were paid in quarterly payments commencing with the second quarter of the 2006 fiscal year based upon AirNet’s year-to-date financial performance. Except as described below with respect to Mr. Biggerstaff, payments of incentive compensation to executive officers were made in March 2007 based upon AirNet’s performance and each executive officer’s performance for the 2006 fiscal year. Except as described below with respect to Mr. Biggerstaff, in order to receive payment, a participant must have been actively employed by AirNet at the time the payment was made.
On November 8, 2006, the AirNet Board of Directors, upon the recommendation of the Compensation Committee, adopted the following amendments to the 2006 Incentive Plan: (i) for purposes of computing the pre-tax income of AirNet for the 2006 fiscal year for purposes of the 2006 Incentive Plan, the $24.6 million non-cash impairment charge recorded by AirNet in the third quarter of the 2006 fiscal year was to be disregarded and AirNet’s pre-tax income for the 2006 fiscal year was to be computed as if no impairment charge had been incurred; (ii) the incentive compensation payable under the 2006 Incentive Plan to each of AirNet’s officers, Joel E. Biggerstaff, Gary W. Qualmann, Larry M. Glasscock, Jr., Jeffery B. Harris, Ray L. Druseikis and Craig A. Leach, was to be reduced to 60% of the amount each such officer would otherwise have been entitled to receive under the 2006 Incentive Plan; (iii) for purposes of the 2006 Incentive Plan, the gain on the sale of Jetride’s passenger charter business was to be excluded from the computation of AirNet’s pre-tax income for the 2006 fiscal year; and (iv) Jetride’s targeted pre-tax income for the fourth quarter of 2006 was to be disregarded for purposes of the 2006 Incentive Plan and the predetermined pre-tax income level at which the maximum incentive compensation payout would be reached under the 2006 Incentive Plan was to be reduced by a comparable amount.
As previously reported, under the terms of the Separation Agreement and General Release, dated as of December 28, 2006 (the “Separation Agreement”), between AirNet and Mr. Biggerstaff, the incentive compensation payable under the 2006 Incentive Plan to Mr. Biggerstaff was calculated without regard to his personal goals for the 2006 fiscal year and, with respect to the financial performance criteria, on an equitable basis with the other executive officers of AirNet. While AirNet exceeded the level of pre-tax income at which the maximum incentive compensation payments could be achieved, AirNet did not attain its pre-determined goal for contribution margin for Passenger Charter Services. Accordingly, Mr. Biggerstaff was not entitled to the 20% of his incentive compensation potential based upon the performance of AirNet’s Passenger Charter Services business. Mr. Biggerstaff was paid 60% of his remaining 80% incentive compensation potential, or $156,000, after applying the 60% limitation described above.
After reviewing AirNet’s pre-tax income, the operating performance of AirNet’s various business components and the level of achievement of the personal goals assigned to each executive officer, at a meeting of the Compensation Committee held on February 27, 2007, the Compensation Committee asked Mr. Parker, AirNet’s Chairman of the Board and Chief Executive Officer, to recommend additional discretionary awards to officers, other participants in the 2006 Incentive Plan, and certain other employees who were not participants in the 2006 Incentive Compensation Plan. The Compensation Committee met again on March 5, 2007 and approved discretionary awards recommended by Mr. Parker in the amount of $283,000. The amounts of such discretionary awards were based upon the contributions such officers, participants and other employees made to the operating performance of AirNet during fiscal year 2006, as determined by Mr. Parker. Because of such discretionary incentive compensation awards, the total incentive compensation payments made to certain executive officers of AirNet exceeded the amounts that otherwise would have been paid given the 60% limitation described above.
During the 2006 fiscal year and the fiscal quarter ending March 31, 2007, AirNet made payments under the terms of the 2006 Incentive Plan in the aggregate amount of approximately $1.5 million, which included $156,000 paid to Mr. Biggerstaff as described above. In March of 2007, the following executive officers of AirNet were paid the following amounts under the 2006 Incentive Plan: Jeffery B. Harris- $160,000; Gary W. Qualmann — $136,750; Larry M. Glasscock, Jr. — $125,000; Craig A. Leach — $66,464; and Ray L. Druseikis -$46,550.
Adoption of 2007 Incentive Compensation Plan
On March 28, 2007, the Board of Directors of AirNet, upon the recommendation of the Compensation Committee, adopted the 2007 Incentive Compensation Plan (the “2007 Incentive Plan”). The purpose of the 2007 Incentive Plan is to promote the following goals of AirNet for the fiscal year ending December 31, 2007 (the “2007 fiscal year”) by providing incentive compensation to certain employees of AirNet:
•	attaining designated levels of pre-tax income;

•	achieving designated levels of Express Services revenues and contribution margin;

•	reducing AirNet’s operating costs;

•	establishing AirNet as the express air carrier of choice for highly controlled and time sensitive shipments;

•	leveraging AirNet’s aviation infrastructure to improve contribution margin;

•	operating in all areas of AirNet’s business in an absolutely safe, highly professional, dependable, efficient and customer focused manner; and

•	developing AirNet’s leadership team.
Participants in the 2007 Incentive Plan include AirNet’s executive officers — Bruce D. Parker (Chairman of the Board and Chief Executive Officer), Gary W. Qualmann (Chief Financial Officer, Treasurer and Secretary), Larry M. Glasscock, Jr. (Senior Vice President, Express Services), Jeffery B. Harris (Senior Vice President, Bank Services), Ray L. Druseikis (Controller and Principal Accounting Officer) and Craig A. Leach (Vice President, Information Systems) and certain department managers and department directors. As of the date of this Annual Report on Form 10-K, there were 37 participants in the 2007 Incentive Plan.
The targeted incentive compensation payment a participant may earn under the 2007 Incentive Plan ranges from 20% to 100% of the participant’s base salary, depending upon such participant’s level of responsibility for achieving AirNet’s goals for the 2007 fiscal year. The targeted percentage of annual base salary that each of AirNet’s executive officers may earn as incentive compensation under the 2007 Incentive Plan is as follows: Bruce D. Parker, 100%; Gary W. Qualmann, Larry M. Glasscock, Jr., and Jeffery B. Harris, 75%; Ray L. Druseikis and Craig A. Leach, 50%.
Payments under the 2007 Incentive Plan will be based on a combination of AirNet’s (i) pre-tax income for the 2007 fiscal year, (ii) Express Services revenues and contribution margins for the 2007 fiscal year, and (iii) the achievement of personal goals assigned to each participant. The Compensation Committee determines the personal goals of the Chief Executive Officer. The Chief Executive Officer determines the personal goals for the other executive officers, which are reviewed and approved by the Compensation Committee. The personal goals of other participants are approved by the Chief Executive Officer and are reviewed by the Compensation Committee. The personal goals approved by the Compensation Committee for each of the executive officers relate to specific business objectives related to general business operations (e.g., regulatory compliance, expense reductions, etc.) and each business segment (e.g., execution of specific contracts with customers and vendors, cost reductions, service improvements, etc.).

With the exception of Bruce D. Parker, no incentive compensation will be paid under the 2007 Incentive Plan unless AirNet achieves at least 80% of its targeted pre-tax income for the 2007 fiscal year. Mr. Parker will be eligible to receive the portion of his incentive compensation potential allocated to his personal goals without regard to AirNet’s attainment of its financial objectives. Once this designated threshold level of pre-tax income is achieved, potential incentive compensation payouts will increase at predetermined levels until the maximum incentive compensation payout of approximately $1.7 million is reached at approximately 140% of AirNet’s targeted pre-tax income for the 2007 fiscal year.
Once the aggregate potential incentive compensation payout is determined based upon the level of pre-tax income achieved by AirNet during the 2007 fiscal year, each participant’s incentive compensation payment will be determined based upon the following three components of the 2007 Incentive Compensation Plan (i) pre-tax income for the 2007 fiscal year; (ii) Express Services revenues and contribution margins for the 2007 fiscal year, and (iii) the achievement of personal goals. With the exception of Mr. Parker, 20% of each participant’s incentive compensation payout is allocated to the attainment of personal goals. Forty percent of Mr. Parker’s incentive compensation payment is allocated to the attainment of personal goals. The portion of each participant’s incentive compensation potential that is not allocated to the attainment of personal goals will be allocated to the attainment of predetermined levels of pre-tax income and Express Services revenues and contribution margin based upon such participant’s responsibility for achieving such goals.
No incentive compensation will be earned with respect to the Express Services component of the 2007 Incentive Plan unless AirNet achieves at least 100% of its targeted Express Services revenues and contribution margin. Once the designated threshold levels of Express Services revenues and contribution margin are achieved, potential incentive compensation payouts under the Express Services component of the 2007 Incentive Plan will increase at predetermined levels until the maximum Express Services compensation payout level is achieved.
Mr. Parker’s incentive compensation payments under the 2007 Incentive Plan will be based upon the achievement of certain pre-determined financial objectives and personal goals for the first six months of the 2007 fiscal year and the last six months of the 2007 fiscal year. Mr. Parker will be eligible to receive up to 50% of his annual base salary in each six-month period, subject to the attainment of Mr. Parker’s predetermined financial objectives and personal goals. In each six-month incentive compensation period, Mr. Parker’s incentive compensation potential will be allocated among Mr. Parker’s financial objectives and personal goals as follows:
•	30% of Mr. Parker’s incentive compensation potential will be based upon attaining at least 100% of the targeted pre-tax income for the applicable six-month period;

•	30% of Mr. Parker’s incentive compensation potential will be based upon attaining at least 100% of the targeted Express Services revenues and contribution margin for the applicable six-month period; and

•	40% of Mr. Parker’s incentive compensation potential will be based upon the attainment of the personal goals established for Mr. Parker by the Board of Directors.
The Board of Directors established the following personal goals for Mr. Parker for the 2007 fiscal year:
•	development of an AirNet operating vision, including specific objectives and strategy;
•	development of a chief executive officer succession plan; and
•	developing AirNet’s management into an integrated team working to achieve specific objectives.
The Board of Directors will evaluate Mr. Parker’s performance at the end of each six month incentive compensation period and determine his incentive compensation payment based upon AirNet’s financial performance and achievement of Mr. Parker’s personal goals during such period. In the event the Board of Directors approves a strategic alternative that is completed based upon Mr. Parker’s efforts, Mr. Parker will be deemed to have met all his financial objectives and personal goals for the six month incentive compensation period in which the strategic alternative is completed. In such event, Mr. Parker will be entitled to receive his maximum incentive compensation for such six month period, prorated from the first day of such six month period to the date the strategic alternative is completed.
Except for payments to Mr. Parker and AirNet’s other executive officers, payments under the 2007 Incentive Plan will be paid in quarterly payments commencing with the first quarter of the 2007 fiscal year based upon AirNet’s year to date financial performance. With the exception of Mr. Parker, payments of incentive compensation to

AirNet’s executive officers will be made in the first quarter of the fiscal year ending December 31, 2008 based upon AirNet’s performance and each executive officer’s performance for the 2007 fiscal year. Mr. Parker’s incentive compensation payments will be made in two installments no later than July 31, 2007 and March 15, 2008. In order to receive a payment, a participant must be actively employed by AirNet at the time the payment is made. New employees who qualify for the 2007 Incentive Compensation Plan will be eligible to participate on the first day of the calendar quarter following their date of hire.
In the event the incentive compensation payments otherwise available for payment under the 2007 Incentive Plan based upon AirNet’s level of pre-tax income are not to be paid to certain participants as a result of such participants’ failure to attain their personal goals or AirNet’s failure to attain the predetermined levels of Express Services revenues or contribution margin, such unpaid amounts may be awarded at the discretion of the Compensation Committee to participants in the 2007 Incentive Plan or to other employees of AirNet not participating in the 2007 Incentive Plan. In the event such discretionary awards are made to any participant, including AirNet’s executive officers, the total incentive compensation payment to any such participant may exceed the targeted incentive compensation payment to such participant as described above.
The Compensation Committee may amend, modify or terminate the 2007 Incentive Plan at any time.
Calling of 2007 Annual Meeting of Shareholders
At a meeting held on March 28, 2007, the AirNet Board of Directors adopted resolutions calling for the 2007 Annual Meeting of Shareholders of AirNet Systems, Inc. to be held on June 6, 2007, at 10 a.m., Eastern Daylight Saving Time, at The Courtyard by Marriott Columbus Airport, 2901 Airport Drive, Columbus, Ohio 43219. The AirNet Board of Directors fixed April 27, 2007 as the record date for the determination of the shareholders of AirNet entitled to receive notice of, and to vote at, the 2007 Annual Meeting of Shareholders. AirNet shareholders seeking to bring business before the 2007 Annual Meeting of Shareholders, or to nominate candidates for election as directors at the 2007 Annual Meeting of Shareholders, must provide notice thereof in writing to AirNet, which notice must be received no later than April 7, 2007. The AirNet Code of Regulations specifies certain requirements for a shareholder’s notice to be in proper written form. In addition, shareholder proposals must be in the form specified in SEC Rule 14a-8. Shareholder proposals and notices must be addressed to the Secretary of AirNet at its executive offices located at 7250 Star Check Drive, Columbus, Ohio 43217.
PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10, other than the information set forth below, is incorporated herein by reference from the definitive Proxy Statement of AirNet Systems, Inc. for the Annual Meeting of Shareholders to be held on June 6, 2007, which definitive Proxy Statement will be filed subsequent to the filing of this Annual Report on Form 10-K and not later than 120 days after December 31, 2006.
Corporate Governance Documents
AirNet’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee as well as Corporate Governance Guidelines.
In addition, the AirNet Board of Directors has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees (team members) of AirNet and its subsidiaries, including AirNet’s Chairman of the Board, Chief Executive Officer and President (the principal executive officer), AirNet’s Chief Financial Officer, Treasurer and Secretary (the principal financial officer) and AirNet’s Vice President of Finance, Controller and Principal Accounting Officer (the principal accounting officer). AirNet intends to disclose the following in a current report on Form 8-K within the required four business days following their occurrence: (A) the date and nature of any amendment to a provision of AirNet’s Code of Business Conduct and Ethics that (i) applies to AirNet’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to AirNet’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K. In addition, AirNet will disclose any waivers from the provisions of the Code of Business Conduct and Ethics granted to a director or executive officer of AirNet in a current report on Form 8-K within four business days following their occurrence.
The text of each of the Audit Committee Charter, the Compensation Committee Charter, the Nominating and Corporate Governance Committee Charter, the Corporate Governance Guidelines and the Code of Business Conduct and Ethics is posted under the “Corporate Governance” link on the “Investor Relations” page of AirNet’s Internet website located at www.AirNet.com. Interested persons may also obtain copies of the Audit Committee Charter, the Compensation Committee Charter, the Nominating and Corporate Governance Committee Charter, the Corporate Governance Guidelines and the Code of Business Conduct and Ethics, without charge, by writing to the Chief Financial Officer, Treasurer and Secretary of AirNet at AirNet Systems, Inc., 7250 Star Check Drive, Columbus, Ohio 43217, Attention: Gary W. Qualmann. In addition, AirNet’s Code of Business Conduct and Ethics, as revised on August 2, 2006, is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K from Exhibit 14 to AirNet’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
ITEM 11 — EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference from the definitive Proxy Statement of AirNet Systems, Inc. for the Annual Meeting of Shareholders to be held on June 6, 2007, which definitive Proxy Statement will be filed subsequent to the filing of this Annual Report on Form 10-K and not later than 120 days after December 31, 2006.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 is incorporated herein by reference from the definitive Proxy Statement of AirNet Systems, Inc. for the Annual Meeting of Shareholders to be held on June 6, 2007, which definitive Proxy Statement will be filed subsequent to the filing of this Annual Report on Form 10-K and not later than 120 days after December 31, 2006.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference from the definitive Proxy Statement of AirNet Systems, Inc. for the Annual Meeting of Shareholders to be held on June 6, 2007, which definitive Proxy Statement will be filed subsequent to the filing of this Annual Report on Form 10-K and not later than 120 days after December 31, 2006.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference from the definitive Proxy Statement of AirNet Systems, Inc. for the Annual Meeting of Shareholders to be held on June 6, 2007, which definitive Proxy Statement will be filed subsequent to the filing of this Annual Report on Form 10-K and not later than 120 days after December 31, 2006.

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this Annual Report on Form 10-K:
1.	The following consolidated financial statements (and report thereon) are included in “ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
2.	Schedule II — Valuation and Qualifying Accounts is included below:

COL A	COL B	COL C		COL D	COL E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Start of	Costs and	Other	Deductions	End of
Description	Period	Expenses	Accounts	(1)	Period
Year ended December 31, 2006: Deducted from asset accounts; Allowance for doubtful accounts	$724,729	$347,529	$227,716	$399,974	$900,000

Year ended December 31, 2005: Deducted from asset accounts; Allowance for doubtful accounts	$874,444	$88,361	$100,000	$338,076	$724,729

Year ended December 31, 2004: Deducted from asset accounts; Allowance for doubtful accounts	$515,046	$522,570	$0	$163,172	$874,444

(1)	Uncollectible accounts written off, net of recoveries
Schedules not included above have been omitted because they are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.
3.	Exhibits
The documents listed below are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

Exhibit
No.	Description	Location
2.1	Asset Purchase Agreement, dated as of July 11, 2003, by and among AirNet Systems, Inc., AirNet Management, Inc., Mercury Business Services, Inc., Andrew R. Cooke, Peter G. Salisbury and Christopher F. Valente. [Pursuant to Item 601(b)(2) of SEC Regulation S-K, certain schedules and exhibits to this Asset Purchase Agreement have not been filed with this exhibit. The schedules contain various items relating to the assets being sold and the representations and warranties of the parties to the Asset Purchase Agreement. AirNet Systems, Inc. has agreed to furnish supplementally any omitted schedule or exhibit to the SEC upon request.]	Incorporated herein by reference from Exhibit 2.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated and filed on July 15, 2003 (File No. 001-13025)

2.2	Purchase Agreement, dated as of July 26, 2006, among Jetride, Inc., an Ohio corporation; Pinnacle Air, LLC, a Delaware limited liability company; and AirNet Systems, Inc., an Ohio corporation (the exhibits and schedules referenced in the Purchase Agreement have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. AirNet Systems, Inc. hereby agrees to furnish supplementally a copy of any such omitted exhibit or schedule to the SEC upon request.)	Incorporated herein by reference from Exhibit 2.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated and filed on July 28, 2006 (File No. 001-13025)

3.1	Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on April 29, 1996	Incorporated herein by reference from Exhibit 2.1 to AirNet Systems, Inc.’s Registration Statement on Form 8-A (File No. 0-28428) filed on May 3, 1996 (the “1996 Form 8-A”)

3.2	Certificate of Amendment to the Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on May 28, 1996	Incorporated herein by reference from Exhibit 4(b) to AirNet Systems, Inc.’s Registration Statement on Form S-8 (Registration No. 333-08189) filed on July 16, 1996 (the “1996 Form S-8”)

3.3	Amended Articles of AirNet Systems, Inc. (reflecting all amendments) [for SEC reporting compliance purposes only — not filed with the Ohio Secretary of State]	Incorporated herein by reference from Exhibit 4(c) to AirNet Systems, Inc.’s 1996 Form S-8

3.4	Code of Regulations of AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 2.2 to AirNet Systems, Inc.’s 1996 Form 8-A

3.5	Certificate regarding adoption of amendment to Section 1.10 of the Code of Regulations of AirNet Systems, Inc. by the shareholders on May 12, 2000	Incorporated herein by reference from Exhibit 3.1 to AirNet Systems, Inc.’s Form 10-Q for the quarterly period ended June 30, 2000 (File No. 001-13025) (the “June 30, 2000 Form 10-Q”)

3.6	Code of Regulations of AirNet Systems, Inc. (reflecting all amendments) [for SEC reporting compliance purposes only]	Incorporated herein by reference from Exhibit 3.2 to AirNet Systems, Inc.’s June 30, 2000 Form 10-Q

Exhibit
No.	Description	Location
4.1	Amended and Restated Credit Agreement, dated as of May 28, 2004, among AirNet Systems, Inc., the lenders from time to time party thereto and The Huntington National Bank, as LC Issuer, as Swingline Lender and as Administrative Agent	Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated June 21, 2004 and filed on June 22, 2004 (File No. 001-13025) (the “June 2004 Form 8-K”)

4.2	Continuing Security Agreement, entered into as of May 28, 2004, by and between AirNet Systems, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.2 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.3	Continuing Security Agreement, entered into as of May 28, 2004, by and between Float Control, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.3 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.4	Continuing Security Agreement, entered into as of May 28, 2004, by and between AirNet Management, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.4 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.5	Continuing Security Agreement, entered into as of May 28, 2004, by and between Jetride, Inc. and The Huntington National Bank, as lender and as agent [NOTE: Jetride, Inc. is now known as 7250 STARCHECK, INC.]	Incorporated herein by reference from Exhibit 4.5 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.6	Continuing Security Agreement, entered into as of May 28, 2004, by and between timexpress.com, inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.6 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.7	Continuing Security Agreement, entered into as of May 28, 2004, by and between Fast Forward Solutions, LLC and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.7 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.8	Stock Pledge Agreement, made as of May 28, 2004, by AirNet Systems, Inc. in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.8 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.9	Security Agreement Pledge and Assignment of Membership Interest, made and entered into as of May 28, 2004, by and between AirNet Systems, Inc. and The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.9 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.10	Mortgage, Security Agreement and Assignment, dated as of May 28, 2004, between AirNet Systems, Inc. and The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.10 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.11	Replacement Subsidiary Guaranty, made as of May 28, 2004, by AirNet Management, Inc., Float Control, Inc. and Jetride, Inc. in favor of The Huntington National Bank, as agent [NOTE: Jetride, Inc. is now known as 7250 STARCHECK, INC.]	Incorporated herein by reference from Exhibit 4.11 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.12	Subsidiary Guaranty, made as of May 28, 2004, by timexpress.com, inc. in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.12 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.13	Subsidiary Guaranty, made as of May 28, 2004, by Fast Forward Solutions, LLC in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.13 to AirNet Systems, Inc.’s June 2004 Form 8-K

Exhibit
No.	Description	Location
4.14	Waiver Letter, dated November 12, 2004, executed by The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004; acknowledged and agreed to by AirNet Systems, Inc., Jetride, Inc. (now known as 7250 STARCHECK, INC.), Float Control, Inc., AirNet Management, Inc., Fast Forward Solutions, LLC and timexpress, inc.; and consented to by Bank One, N.A. and The Huntington National Bank	Incorporated herein by reference from Exhibit 4.24 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 001-13025) (the “September 30, 2004 Form 10-Q”)

4.15	Change in Terms Agreement, made and entered into effective as of November 12, 2004, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the Lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004	Incorporated herein by reference from Exhibit 4.25 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.16	Second Change in Terms Agreement, made and entered into effective as of March 24, 2005, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004 as amended	Incorporated herein by reference from Exhibit 4.39 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-13025) (the “2004 Form 10-K”)

4.17	Assignment Agreement, dated effective as of March 24, 2005, between Fifth Third Bank, as Assignor, and The Huntington National Bank, as Assignee, in respect of rights and obligations under the Amended and Restated Credit Agreement dated May 28, 2004, as amended	Incorporated herein by reference from Exhibit 4.40 to AirNet Systems, Inc.’s 2004 Form 10-K

4.18	Assignment Agreement, dated effective as of March 24, 2005, between Fifth Third Bank, as Assignor, and JPMorgan Chase Bank, N.A., as Assignee, successor by merger to Bank One, N.A., in respect of rights and obligations under the Amended and Restated Credit Agreement dated May 28, 2004, as amended	Incorporated herein by reference from Exhibit 4.41 to AirNet Systems, Inc.’s 2004 Form 10-K

4.19	Replacement Revolving Loan Note, issued on March 24, 2005, by AirNet Systems, Inc. in favor of The Huntington National Bank in the amount of $18,750,000	Incorporated herein by reference from Exhibit 4.42 to AirNet Systems, Inc.’s 2004 Form 10-K

4.20	Replacement Revolving Loan Note, issued on March 24, 2005, by AirNet Systems, Inc. in favor of Bank One, N.A. in the amount of $11,250,000	Incorporated herein by reference from Exhibit 4.43 to AirNet Systems, Inc.’s 2004 Form 10-K

Exhibit
No.	Description	Location
4.21	Third Change in Terms Agreement, made and entered into effective as of November 21, 2005, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004 as amended	Incorporated herein by reference from Exhibit 4.21 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-13025) (the “2005 Form 10-K”)

4.22	Fourth Change in Terms Agreement, made and entered into effective as of March 28, 2006, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004, as amended	Incorporated herein by reference from Exhibit 4.22 to AirNet Systems, Inc.’s 2005 Form 10-K

4.23	Fifth Change in Terms Agreement, made and entered into effective as of November 10, 2006, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004, as amended	Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on November 17, 2006 (File No. 001-13025) (the “November 17, 2006 Form 8-K”)

4.24	Waiver Letter, dated November 10, 2006, executed by The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004, as amended; acknowledged and agreed to by AirNet Systems, Inc., 7250 STARCHECK, INC. (formerly known as Jetride, Inc.), Float Control, Inc., AirNet Management, Inc., Fast Forward Solutions, LLC and timexpress, inc.; and consented to by JPMorgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) and The Huntington National Bank	Incorporated herein by reference from Exhibit 4.2 to AirNet Systems, Inc.’s November 17, 2006 Form 8-K

4.25	Loan and Security Agreement (aircraft) [Loan Number: 1000119495], dated as of June 15, 2004, by and between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.26	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119495], issued on June 15, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $7,500,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.2 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.27	Corporate Guaranty [Loan Number: 1000119495], dated as of June 15, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.3 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

Exhibit
No.	Description	Location
4.28	Loan and Security Agreement (aircraft) [Loan Number: 1000119641], dated as of June 30, 2004, by and between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.4 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.29	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119641], issued on June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.5 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.30	Corporate Guaranty [Loan Number: 1000119641], dated as of June 30, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.6 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.31	Acknowledgment of Borrower [Loan Number: 1000119641], dated as of June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”	Incorporated herein by reference from Exhibit 4.7 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.32	Loan and Security Agreement (aircraft) [Loan Number: 1000119649], dated as of June 29, 2004, by and between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.8 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.33	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119649], issued on June 29, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.9 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q
4.34	Corporate Guaranty [Loan Number: 1000119649], dated as of June 29, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.10 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.35	Acknowledgment of Borrower [Loan Number: 1000119649], dated as of June 29, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to PNC Leasing, LLC of “Loan Documents”	Incorporated herein by reference from Exhibit 4.11 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q
4.36	Loan and Security Agreement (aircraft) [Loan Number: 1000119650], dated as of June 30, 2004, by and between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.12 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

Exhibit
No.	Description	Location
4.37	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119650], issued on June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.13 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.38	Corporate Guaranty [Loan Number: 1000119650], dated as of June 30, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.14 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.39	Acknowledgment of Borrower [Loan Number: 1000119650], dated as of June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”	Incorporated herein by reference from Exhibit 4.15 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.40	Loan and Security Agreement (aircraft) [Loan Number: 1000119771], dated as of July 12, 2004, by and between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.16 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.41	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119771], issued on July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.17 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.42	Corporate Guaranty [Loan Number: 1000119771], dated as of July 12, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.18 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.43	Acknowledgment of Borrower [Loan Number: 1000119771], dated as of July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”	Incorporated herein by reference from Exhibit 4.19 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.44	Loan and Security Agreement (aircraft) [Loan Number: 1000119774], dated as of July 12, 2004, between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.20 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.45	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119774], issued on July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.21 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

Exhibit
No.	Description	Location
4.46	Corporate Guaranty [Loan Number: 1000119774], dated as of July 12, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.22 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.47	Acknowledgment of Borrower [Loan Number: 1000119774], dated as of July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to PNC Leasing, LLC of “Loan Documents”	Incorporated herein by reference from Exhibit 4.23 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.48	Loan and Security Agreement (aircraft) [Loan Number: 1000122039], dated as of March 24, 2005, by and between Chase Equipment Leasing Inc. and AirNet Systems, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.44 to AirNet Systems, Inc.’s 2004 Form 10-K

4.49	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000122039], issued on March 24, 2005, by AirNet Systems, Inc. in favor of Chase Equipment Leasing Inc. in the amount of $11,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.45 to AirNet Systems, Inc.’s 2004 Form 10-K

4.50	Second Amended and Restated Credit Agreement, dated as of March 29, 2007, among AirNet Systems, Inc. and The Huntington National Bank as Lender and as Administrative Agent; and related Consent and Agreement of Guarantors executed by 7250 STARCHECK, INC. (formerly known as Jetride, Inc.); Float Control, Inc.; AirNet Management, Inc.; Fast Forward Solutions, LLC; and timexpress.com, inc., As Guarantors	Filed herewith

4.51	Amended and Restated Note, issued on March 29, 2007, by AirNet Systems, Inc. in favor of The Huntington National Bank in the amount of $15,000,000	Filed herewith

4.52	Agreement to furnish instruments defining rights of holders of long-term debt	Filed herewith

10.1*	AirNet Systems, Inc. Amended and Restated 1996 Incentive Stock Plan (reflects all amendments)	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-13025) (the “2003 Form 10-K”)

10.2	Indemnification Agreement, dated as of May 15, 1996, by and among AirNet Systems, Inc. and Eric P. Roy, Glenn M. Miller, Charles A. Renusch, Guy S. King, Lincoln L. Rutter, Kendall W. Wright and William R. Sumser	Incorporated herein by reference from Exhibit 10.11 to Amendment No. 2 to AirNet Systems Inc.’s Form S-1 Registration Statement (Registration No. 333-03092) filed on May 24, 1996 (“Amendment No. 2 to Form S-1”)

10.3	Indemnification Agreement, dated as of May 15, 1996, between Gerald G. Mercer and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.12 to AirNet Systems, Inc.’s Amendment No. 2 to Form S-1

10.4*	Employment Agreement, made as of January 1, 2001, between AirNet Systems, Inc. and Joel E. Biggerstaff [NOTE: Terminated on December 28, 2006] Inc.’s Annual	Incorporated herein by reference from Exhibit 10.4 to AirNet Systems Inc.’s, Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-13025) (the “2000 Form 10-K”)

10.5*	Separation Agreement and General Release, entered into as of December 28, 2006, between AirNet Systems, Inc. and Joel E. Biggerstaff	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated and filed on January 4, 2007 (File No. 001-13025) (the “January 4, 2007 Form 8-K”)

10.6*	Employment Agreement, made as of January 1, 2001, between AirNet Systems, Inc. and Jeffrey B. Harris	Incorporated herein by reference from Exhibit 10.6 to AirNet Systems, Inc.’s 2000 Form 10-K

Exhibit
No.	Description	Location
10.7*	AirNet Systems, Inc. Director Deferred Compensation Plan (reflects all amendments)	Incorporated herein by reference from Exhibit 10.7 to AirNet Systems, Inc.’s 2003 Form 10-K

10.8*	AirNet Systems, Inc. Salary for Options Conversion Plan, effective February 6, 2000	Incorporated herein by reference from Exhibit 10.8 to AirNet Systems, Inc.’s 2000 Form 10-K

10.9*	Agreement, made as of July 17, 2001, between AirNet Systems, Inc. and Gerald G. Mercer	Incorporated herein by reference from Exhibit 10.9 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 001-13025) (the “June 30, 2001 Form 10-Q”)

10.10*	Jerry Mercer Transition Agreement, effective May 26, 2001, between AirNet Systems, Inc. and Gerald G. Mercer	Incorporated herein by reference from Exhibit 10.10 to AirNet Systems, Inc.’s June 30, 2001 Form 10-Q

10.11	Land Lease at Rickenbacker International Airport, executed and entered into as of January 20, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated February 20, 2004 and filed on February 24, 2004 (File No. 001-13025) (the “February 2004 8-K”)

10.12	Leasehold Improvements Purchase Agreement, made January 20, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.13	Rickenbacker International Airport Operating Agreement, made and entered into January 20, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.3 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.14	Non-Exclusive License Agreement to Conduct an Aeronautical Business at Rickenbacker International Airport, entered into as of January 20, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.4 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.15	Rickenbacker International Airport Non-Public Self-Fueling Permit for AirNet Systems, Inc., executed by Columbus Regional Airport Authority on January 20, 2004 and by AirNet Systems, Inc. on January 15, 2004	Incorporated herein by reference from Exhibit 10.5 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.16	Rickenbacker International Airport Commingling Fuel Agreement, made and entered into January 20, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.6 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.17	Non-Exclusive Access Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004	Incorporated herein by reference from Exhibit 10.7 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.18	No-Build Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004	Incorporated herein by reference from Exhibit 10.8 to AirNet Systems, Inc.’s February 2004 Form 8-K

Exhibit
No.	Description	Location
10.19	Lease Termination Agreement, made and entered into to be effective as of December 15, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on December 21, 2004 (File No. 001-13025) (the “December 21, 2004 Form 8-K”)

10.20	Lease, executed and entered into as of December 15, 2004, by Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s December 21, 2004 Form 8-K

10.21	Amendment No.1 to Land Lease, made and entered into to be effective as of April 5, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.3 to AirNet Systems, Inc.’s December 21, 2004 Form 8-K

10.22	Amendment No. 2 to Land Lease, made and entered into to be effective as of October 29, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.21 to AirNet Systems, Inc.’s 2005 Form 10-K

10.23*	AirNet Systems, Inc. 2004 Stock Incentive Plan (reflects all amendments)	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (File No. 001-13025)

10.24*	Form of Stock Option Agreement, made to be effective as of July 20, 2005 used in connection with grant of nonstatutory stock options to newly-appointed non-employee directors (“Eligible Directors”) of AirNet Systems, Inc. under the AirNet Systems, Inc. 2004 Stock Incentive Plan	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-13025)

10.25*	Form of Stock Option Agreement used and to be used in connection with the automatic annual grant of nonstatutory stock options to non-employee directors (“Eligible Directors”) of AirNet Systems, Inc. on and after January 2, 2007 under the AirNet Systems, Inc. 2004 Stock Incentive Plan	Filed herewith

10.26*	Summary of Compensation for Directors of AirNet Systems, Inc.	Filed herewith

10.27*	Employment Agreement, made as of May 3, 2005, between AirNet Systems, Inc. and Gary W. Qualmann	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on May 6, 2005 (File No. 001-13025) (the “May 6, 2005 Form 8-K”)

10.28*	Employment Agreement, made as of May 3, 2005, between AirNet Systems, Inc. and Larry M. Glasscock, Jr.	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s May 6, 2005 Form 8-K

10.29*	Summary of AirNet Systems, Inc. 2006 Incentive Compensation Plan	Filed herewith

10.30*	Employment Agreement for Bruce D. Parker, entered into December 28, 2006, by and between AirNet Systems, Inc. and Bruce D. Parker	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s January 4, 2007 Form 8-K

Exhibit
No.	Description	Location
10.31*	Stock Option Agreement, made to be effective as of December 28, 2006, by and between AirNet Systems, Inc. and Bruce D. Parker evidencing nonstatutory stock options granted under the AirNet Systems, Inc. 2004 Stock Incentive Plan	Filed herewith

10.32*	Summary of 2007 Incentive Compensation Plan	Filed herewith

14	Code of Business Conduct and Ethics, as revised on August 2, 2006	Incorporated herein by reference from Exhibit 14 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 001-13025)
21	Subsidiaries of AirNet Systems, Inc.	Filed herewith

23	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
(b) Exhibits
The documents listed in Item 15(a)(3) are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference.
(c) Financial Statement Schedules
The financial statement schedule included in Item 15(a)(2) is filed with this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRNET SYSTEMS, INC.

Dated: March 30, 2007	By: /s/ Bruce D. Parker Bruce D. Parker, Chairman of the Board,
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bruce D. Parker Bruce D. Parker	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2007

/s/ Gary W. Qualmann Gary W. Qualmann	Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	March 30, 2007

/s/ Ray L. Druseikis Ray L. Druseikis	Vice President of Finance, Controller and Principal Accounting Officer	March 30, 2007

*James M. Chadwick James M. Chadwick	Director	March 30, 2007

Signature	Title	Date

*Russell M. Gertmenian Russell M. Gertmenian	Director	March 30, 2007

*Gerald Hellerman Gerald Hellerman	Director	March 30, 2007

*James E. Riddle James E. Riddle	Director	March 30, 2007
The above-named directors of the Registrant sign this Annual Report on Form 10-K by Bruce D.
Parker, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 30th day of March, 2007.

*By	/s/ Bruce D. Parker Bruce D. Parker, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit
No.	Description	Location
2.1	Asset Purchase Agreement, dated as of July 11, 2003, by and among AirNet Systems, Inc., AirNet Management, Inc., Mercury Business Services, Inc., Andrew R. Cooke, Peter G. Salisbury and Christopher F. Valente. [Pursuant to Item 601(b)(2) of SEC Regulation S-K, certain schedules and exhibits to this Asset Purchase Agreement have not been filed with this exhibit. The schedules contain various items relating to the assets being sold and the representations and warranties of the parties to the Asset Purchase Agreement. AirNet Systems, Inc. has agreed to furnish supplementally any omitted schedule or exhibit to the SEC upon request.]	Incorporated herein by reference from Exhibit 2.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated and filed on July 15, 2003 (File No. 001-13025)

2.2	Purchase Agreement, dated as of July 26, 2006, among Jetride, Inc., an Ohio corporation; Pinnacle Air, LLC, a Delaware limited liability company; and AirNet Systems, Inc., an Ohio corporation (the exhibits and schedules referenced in the Purchase Agreement have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. AirNet Systems, Inc. hereby agrees to furnish supplementally a copy of any such omitted exhibit or schedule to the SEC upon request.)	Incorporated herein by reference from Exhibit 2.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated and filed on July 28, 2006 (File No. 001-13025)

3.1	Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on April 29, 1996	Incorporated herein by reference from Exhibit 2.1 to AirNet Systems, Inc.’s Registration Statement on Form 8-A (File No. 0-28428) filed on May 3, 1996 (the “1996 Form 8-A”)

3.2	Certificate of Amendment to the Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on May 28, 1996	Incorporated herein by reference from Exhibit 4(b) to AirNet Systems, Inc.’s Registration Statement on Form S-8 (Registration No. 333-08189) filed on July 16, 1996 (the “1996 Form S-8”)

3.3	Amended Articles of AirNet Systems, Inc. (reflecting all amendments) [for SEC reporting compliance purposes only — not filed with the Ohio Secretary of State]	Incorporated herein by reference from Exhibit 4(c) to AirNet Systems, Inc.’s 1996 Form S-8

3.4	Code of Regulations of AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 2.2 to AirNet Systems, Inc.’s 1996 Form 8-A

3.5	Certificate regarding adoption of amendment to Section 1.10 of the Code of Regulations of AirNet Systems, Inc. by the shareholders on May 12, 2000	Incorporated herein by reference from Exhibit 3.1 to AirNet Systems, Inc.’s Form 10-Q for the quarterly period ended June 30, 2000 (File No. 001-13025) (the “June 30, 2000 Form 10-Q”)

3.6	Code of Regulations of AirNet Systems, Inc. (reflecting all amendments) [for SEC reporting compliance purposes only]	Incorporated herein by reference from Exhibit 3.2 to AirNet Systems, Inc.’s June 30, 2000 Form 10-Q

Exhibit
No.	Description	Location
4.1	Amended and Restated Credit Agreement, dated as of May 28, 2004, among AirNet Systems, Inc., the lenders from time to time party thereto and The Huntington National Bank, as LC Issuer, as Swingline Lender and as Administrative Agent	Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated June 21, 2004 and filed on June 22, 2004 (File No. 001-13025) (the “June 2004 Form 8-K”)

4.2	Continuing Security Agreement, entered into as of May 28, 2004, by and between AirNet Systems, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.2 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.3	Continuing Security Agreement, entered into as of May 28, 2004, by and between Float Control, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.3 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.4	Continuing Security Agreement, entered into as of May 28, 2004, by and between AirNet Management, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.4 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.5	Continuing Security Agreement, entered into as of May 28, 2004, by and between Jetride, Inc. and The Huntington National Bank, as lender and as agent [NOTE: Jetride, Inc. is now known as 7250 STARCHECK, INC.]	Incorporated herein by reference from Exhibit 4.5 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.6	Continuing Security Agreement, entered into as of May 28, 2004, by and between timexpress.com, inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.6 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.7	Continuing Security Agreement, entered into as of May 28, 2004, by and between Fast Forward Solutions, LLC and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.7 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.8	Stock Pledge Agreement, made as of May 28, 2004, by AirNet Systems, Inc. in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.8 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.9	Security Agreement Pledge and Assignment of Membership Interest, made and entered into as of May 28, 2004, by and between AirNet Systems, Inc. and The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.9 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.10	Mortgage, Security Agreement and Assignment, dated as of May 28, 2004, between AirNet Systems, Inc. and The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.10 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.11	Replacement Subsidiary Guaranty, made as of May 28, 2004, by AirNet Management, Inc., Float Control, Inc. and Jetride, Inc. in favor of The Huntington National Bank, as agent [NOTE: Jetride, Inc. is now known as 7250 STARCHECK, INC.]	Incorporated herein by reference from Exhibit 4.11 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.12	Subsidiary Guaranty, made as of May 28, 2004, by timexpress.com, inc. in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.12 to AirNet Systems, Inc.’s June 2004 Form 8-K

Exhibit
No.	Description	Location
4.13	Subsidiary Guaranty, made as of May 28, 2004, by Fast Forward Solutions, LLC in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.13 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.14	Waiver Letter, dated November 12, 2004, executed by The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004; acknowledged and agreed to by AirNet Systems, Inc., Jetride, Inc. (now known as 7250 STARCHECK, INC.), Float Control, Inc., AirNet Management, Inc., Fast Forward Solutions, LLC and timexpress, inc.; and consented to by Bank One, N.A. and The Huntington National Bank	Incorporated herein by reference from Exhibit 4.24 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 001-13025) (the “September 30, 2004 Form 10-Q”)

4.15	Change in Terms Agreement, made and entered into effective as of November 12, 2004, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the Lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004	Incorporated herein by reference from Exhibit 4.25 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.16	Second Change in Terms Agreement, made and entered into effective as of March 24, 2005, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004 as amended	Incorporated herein by reference from Exhibit 4.39 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-13025) (the “2004 Form 10-K”)

4.17	Assignment Agreement, dated effective as of March 24, 2005, between Fifth Third Bank, as Assignor, and The Huntington National Bank, as Assignee, in respect of rights and obligations under the Amended and Restated Credit Agreement dated May 28, 2004, as amended	Incorporated herein by reference from Exhibit 4.40 to AirNet Systems, Inc.’s 2004 Form 10-K

4.18	Assignment Agreement, dated effective as of March 24, 2005, between Fifth Third Bank, as Assignor, and JPMorgan Chase Bank, N.A., as Assignee, successor by merger to Bank One, N.A., in respect of rights and obligations under the Amended and Restated Credit Agreement dated May 28, 2004, as amended	Incorporated herein by reference from Exhibit 4.41 to AirNet Systems, Inc.’s 2004 Form 10-K

4.19	Replacement Revolving Loan Note, issued on March 24, 2005, by AirNet Systems, Inc. in favor of The Huntington National Bank in the amount of $18,750,000	Incorporated herein by reference from Exhibit 4.42 to AirNet Systems, Inc.’s 2004 Form 10-K

4.20	Replacement Revolving Loan Note, issued on March 24, 2005, by AirNet Systems, Inc. in favor of Bank One, N.A. in the amount of $11,250,000	Incorporated herein by reference from Exhibit 4.43 to AirNet Systems, Inc.’s 2004 Form 10-K

Exhibit
No.	Description	Location
4.21	Third Change in Terms Agreement, made and entered into effective as of November 21, 2005, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004 as amended	Incorporated herein by reference from Exhibit 4.21 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-13025) (the “2005 Form 10-K”)

4.22	Fourth Change in Terms Agreement, made and entered into effective as of March 28, 2006, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004, as amended	Incorporated herein by reference from Exhibit 4.22 to AirNet Systems, Inc.’s 2005 Form 10-K

4.23	Fifth Change in Terms Agreement, made and entered into effective as of November 10, 2006, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004, as amended	Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on November 17, 2006 (File No. 001-13025) (the “November 17, 2006 Form 8-K”)

4.24	Waiver Letter, dated November 10, 2006, executed by The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004, as amended; acknowledged and agreed to by AirNet Systems, Inc., 7250 STARCHECK, INC. (formerly known as Jetride, Inc.), Float Control, Inc., AirNet Management, Inc., Fast Forward Solutions, LLC and timexpress, inc.; and consented to by JPMorgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) and The Huntington National Bank	Incorporated herein by reference from Exhibit 4.2 to AirNet Systems, Inc.’s November 17, 2006 Form 8-K

4.25	Loan and Security Agreement (aircraft) [Loan Number: 1000119495], dated as of June 15, 2004, by and between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.26	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119495], issued on June 15, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $7,500,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.2 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.27	Corporate Guaranty [Loan Number: 1000119495], dated as of June 15, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.3 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

Exhibit
No.	Description	Location
4.28	Loan and Security Agreement (aircraft) [Loan Number: 1000119641], dated as of June 30, 2004, by and between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.4 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.29	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119641], issued on June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.5 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.30	Corporate Guaranty [Loan Number: 1000119641], dated as of June 30, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.6 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.31	Acknowledgment of Borrower [Loan Number: 1000119641], dated as of June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”	Incorporated herein by reference from Exhibit 4.7 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.32	Loan and Security Agreement (aircraft) [Loan Number: 1000119649], dated as of June 29, 2004, by and between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.8 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.33	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119649], issued on June 29, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.9 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.34	Corporate Guaranty [Loan Number: 1000119649], dated as of June 29, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.10 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.35	Acknowledgment of Borrower [Loan Number: 1000119649], dated as of June 29, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to PNC Leasing, LLC of “Loan Documents”	Incorporated herein by reference from Exhibit 4.11 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.36	Loan and Security Agreement (aircraft) [Loan Number: 1000119650], dated as of June 30, 2004, by and between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.12 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

Exhibit
No.	Description	Location
4.37	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119650], issued on June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.13 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.38	Corporate Guaranty [Loan Number: 1000119650], dated as of June 30, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.14 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.39	Acknowledgment of Borrower [Loan Number: 1000119650], dated as of June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”	Incorporated herein by reference from Exhibit 4.15 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.40	Loan and Security Agreement (aircraft) [Loan Number: 1000119771], dated as of July 12, 2004, by and between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.16 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.41	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119771], issued on July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.17 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.42	Corporate Guaranty [Loan Number: 1000119771], dated as of July 12, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.18 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.43	Acknowledgment of Borrower [Loan Number: 1000119771], dated as of July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of	Incorporated herein by reference from Exhibit 4.19 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q
“Loan Documents”

4.44	Loan and Security Agreement (aircraft) [Loan Number: 1000119774], dated as of July 12, 2004, between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.20 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.45	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119774], issued on July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.21 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

Exhibit
No.	Description	Location
4.46	Corporate Guaranty [Loan Number: 1000119774], dated as of July 12, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.22 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.47	Acknowledgment of Borrower [Loan Number: 1000119774], dated as of July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to PNC Leasing, LLC of “Loan Documents”	Incorporated herein by reference from Exhibit 4.23 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.48	Loan and Security Agreement (aircraft) [Loan Number: 1000122039], dated as of March 24, 2005, by and between Chase Equipment Leasing Inc. and AirNet Systems, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.44 to AirNet Systems, Inc.’s 2004 Form 10-K

4.49	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000122039], issued on March 24, 2005, by AirNet Systems, Inc. in favor of Chase Equipment Leasing Inc. in the amount of $11,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.45 to AirNet Systems, Inc.’s 2004 Form 10-K

4.50	Second Amended and Restated Credit Agreement, dated as of March 29, 2007, among AirNet Systems, Inc. and The Huntington National Bank as Lender and as Administrative Agent; and related Consent and Agreement of Guarantors executed by 7250 STARCHECK, INC. (formerly known as Jetride, Inc.); Float Control, Inc.; AirNet Management, Inc.; Fast Forward Solutions, LLC; and timexpress.com, inc., As Guarantors	Filed herewith

4.51	Amended and Restated Note, issued on March 29, 2007, by AirNet Systems, Inc. in favor of The Huntington National Bank in the amount of $15,000,000	Filed herewith

4.52	Agreement to furnish instruments defining rights of holders of long-term debt	Filed herewith

10.1*	AirNet Systems, Inc. Amended and Restated 1996 Incentive Stock Plan (reflects all amendments)	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-13025) (the “2003 Form 10-K”)

10.2	Indemnification Agreement, dated as of May 15, 1996, by and among AirNet Systems, Inc. and Eric P. Roy, Glenn M. Miller, Charles A. Renusch, Guy S. King, Lincoln L. Rutter, Kendall W. Wright and William R. Sumser	Incorporated herein by reference from Exhibit 10.11 to Amendment No. 2 to AirNet Systems Inc.’s Form S-1 Registration Statement (Registration No. 333-03092) filed on May 24, 1996 (“Amendment No. 2 to Form S-1”)

10.3	Indemnification Agreement, dated as of May 15, 1996, between Gerald G. Mercer and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.12 to AirNet Systems, Inc.’s Amendment No. 2 to Form S-1

10.4*	Employment Agreement, made as of January 1, 2001, between AirNet Systems, Inc. and Joel E. Biggerstaff [NOTE: Terminated on December 28, 2006]	Incorporated herein by reference from Exhibit 10.4 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-13025) (the “2000 Form 10-K”)

10.5*	Separation Agreement and General Release, entered into as of December 28, 2006, between AirNet Systems, Inc. and Joel E. Biggerstaff	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated and filed on January 4, 2007 (File No. 001-13025) (the “January 4, 2007 Form 8-K”)

10.6*	Employment Agreement, made as of January 1, 2001, between AirNet Systems, Inc. and Jeffrey B. Harris	Incorporated herein by reference from Exhibit 10.6 to AirNet Systems, Inc.’s 2000 Form 10-K

Exhibit
No.	Description	Location
10.7*	AirNet Systems, Inc. Director Deferred Compensation Plan (reflects all amendments)	Incorporated herein by reference from Exhibit 10.7 to AirNet Systems, Inc.’s 2003 Form 10-K

10.8*	AirNet Systems, Inc. Salary for Options Conversion Plan, effective February 6, 2000	Incorporated herein by reference from Exhibit 10.8 to AirNet Systems, Inc.’s 2000 Form 10-K

10.9*	Agreement, made as of July 17, 2001, between AirNet Systems, Inc. and Gerald G. Mercer	Incorporated herein by reference from Exhibit 10.9 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 (File No. 001-13025) (the “June 30, 2001 Form 10-Q”)

10.10*	Jerry Mercer Transition Agreement, effective May 26, 2001, between AirNet Systems, Inc. and Gerald G. Mercer	Incorporated herein by reference from Exhibit 10.10 to AirNet Systems, Inc.’s June 30, 2001 Form 10-Q

10.11	Land Lease at Rickenbacker International Airport, executed and entered into as of January 20, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated February 20, 2004 and filed on February 24, 2004 (File No. 001-13025) (the “February 2004 8-K”)

10.12	Leasehold Improvements Purchase Agreement, made January 20, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.13	Rickenbacker International Airport Operating Agreement, made and entered into January 20, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.3 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.14	Non-Exclusive License Agreement to Conduct an Aeronautical Business at Rickenbacker International Airport, entered into as of January 20, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.4 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.15	Rickenbacker International Airport Non-Public Self-Fueling Permit for AirNet Systems, Inc., executed by Columbus Regional Airport Authority on January 20, 2004 and by AirNet Systems, Inc. on January 15, 2004	Incorporated herein by reference from Exhibit 10.5 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.16	Rickenbacker International Airport Commingling Fuel Agreement, made and entered into January 20, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.6 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.17	Non-Exclusive Access Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004	Incorporated herein by reference from Exhibit 10.7 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.18	No-Build Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004	Incorporated herein by reference from Exhibit 10.8 to AirNet Systems, Inc.’s February 2004 Form 8-K

Exhibit
No.	Description	Location
10.19	Lease Termination Agreement, made and entered into to be effective as of December 15, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on December 21, 2004 (File No. 001-13025) (the “December 21, 2004 Form 8-K”)

10.20	Lease, executed and entered into as of December 15, 2004, by Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s December 21, 2004 Form 8-K

10.21	Amendment No.1 to Land Lease, made and entered into to be effective as of April 5, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.3 to AirNet Systems, Inc.’s December 21, 2004 Form 8-K

10.22	Amendment No. 2 to Land Lease, made and entered into to be effective as of October 29, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.21 to AirNet Systems, Inc.’s 2005 Form 10-K

10.23*	AirNet Systems, Inc. 2004 Stock Incentive Plan (reflects all amendments)	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (File No. 001-13025)

10.24*	Form of Stock Option Agreement, made to be effective as of July 20, 2005 used in connection with grant of nonstatutory stock options to newly-appointed non-employee directors (“Eligible Directors”) of AirNet Systems, Inc. under the AirNet Systems, Inc. 2004 Stock Incentive Plan	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-13025)

10.25*	Form of Stock Option Agreement used and to be used in connection with the automatic annual grant of nonstatutory stock options to non-employee directors (“Eligible Directors”) of AirNet Systems, Inc. on and after January 2, 2007 under the AirNet Systems, Inc. 2004 Stock Incentive Plan	Filed herewith

10.26*	Summary of Compensation for Directors of AirNet Systems, Inc.	Filed herewith

10.27*	Employment Agreement, made as of May 3, 2005, between AirNet Systems, Inc. and Gary W. Qualmann	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on May 6, 2005 (File No. 001-13025) (the “May 6, 2005 Form 8-K”)

10.28*	Employment Agreement, made as of May 3, 2005, between AirNet Systems, Inc. and Larry M. Glasscock, Jr.	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s May 6, 2005 Form 8-K

10.29*	Summary of AirNet Systems, Inc. 2006 Incentive Compensation Plan	Filed herewith

Exhibit
No.	Description	Location
10.30*	Employment Agreement for Bruce D. Parker, entered into December 28, 2006, by and between AirNet Systems, Inc. and Bruce D. Parker	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s January 4, 2007 Form 8-K

10.31*	Stock Option Agreement, made to be effective as of December 28, 2006, by and between AirNet Systems, Inc. and Bruce D. Parker evidencing nonstatutory stock options granted under the AirNet Systems, Inc. 2004 Stock Incentive Plan	Filed herewith

10.32*	Summary of 2007 Incentive Compensation Plan	Filed herewith

14	Code of Business Conduct and Ethics, as revised on August 2, 2006	Incorporated herein by reference from Exhibit 14 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 001-13025)

21	Subsidiaries of AirNet Systems, Inc.	Filed herewith

23	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.