Form 10-Q
period 2007-03-31
AIRNET SYSTEMS INC
filed 2007-05-11
CIK 1011696

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
As of May 8, 2007, 10,171,507 of the Registrant’s common shares, par value $0.01, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except par value data	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,135	$2,244
Accounts receivable, less allowances	22,199	22,345
Taxes receivable	29	—
Deposits and prepaids	2,242	2,463
Assets related to discontinued operations	507	1,465
Assets held for sale	69	280

Total current assets	26,181	28,797

Net property and equipment	27,233	27,690

Deposits and other assets	60	60

Total assets	$53,474	$56,547

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,574	$8,876
Salaries and related liabilities	2,437	4,716
Current portion of notes payable	1,984	1,944
Taxes payable	—	935
Other liabilities related to discontinued operations	50	50

Total current liabilities	12,045	16,521

Notes payable, less current portion	5,500	6,011

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,763 issued at March 31, 2007 and December 31, 2006, respectively	128	128
Additional paid-in-capital	76,962	76,906
Retained deficit	(17,888)	(19,746)
Accumulated other comprehensive loss	(13)	(13)
Treasury shares, 2,595 and 2,598 common shares held at cost at March 31, 2007 and December 31, 2006, respectively	(23,260)	(23,260)

Total shareholders’ equity	35,929	34,015

Total liabilities and shareholders’ equity	$53,474	$56,547

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

In thousands, except per share data	Three Months Ended
	March 31,
	2007	2006
NET REVENUES, NET OF EXCISE TAX
Bank services	$26,494	$28,284
Express services	14,214	14,044
Aviation services	804	377

Total net revenues	41,512	42,705

COSTS AND EXPENSES
Aircraft fuel	6,123	6,992
Aircraft maintenance	7,328	4,095
Operating wages and benefits	4,932	4,975
Contracted air costs	3,783	4,169
Ground courier	8,906	8,179
Depreciation	1,246	2,883
Insurance, rent and landing fees	2,138	1,877
Travel, training and other	1,584	1,531
Selling, general and administrative	4,262	4,465
Net (gain) on disposition of assets	(880)	(8)

Total costs and expenses	39,422	39,158

Income from continuing operations before interest and income taxes	2,090	3,547

Interest expense	132	530

Income from continuing operations before income taxes	1,958	3,017
Provision for income taxes	100	1,121

Net income from continuing operations	1,858	1,896

Income (loss) from discontinued operations	—	(209)

Net income	$1,858	$1,687

Income (loss) per common share — basic and diluted:
Continuing operations	$0.18	$0.19
Discontinued operations	—	(0.02)

Net income per common share — basic and diluted	$0.18	$0.17

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

In thousands	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income from continuing operations	$1,858	$1,896
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	1,246	2,882
Net (gain) on disposition of assets	(880)	(8)
Deferred income taxes	—	1,054
Stock-based compensation expense	55	30
Other, net	—	13
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	1,386	(335)
Taxes receivable or payable	(964)	(24)
Deposits and prepaids	221	229
Accounts payable and accrued expenses	(1,302)	555
Salaries and related liabilities	(2,279)	(1,940)
Deferred income taxes	—	(84)

Net cash provided by (used in) continuing operations	(659)	4,268
Net cash provided by discontinued operations	458	515

Net cash provided by (used in) operating activities	(201)	4,783

Investing activities:
Purchases of property and equipment — net	(1,341)	(2,722)
Proceeds from sales of property and equipment	404	8

Net cash used in continuing operations	(937)	(2,714)
Net cash provided by (used in) discontinued operations	500	(350)

Net cash provided by (used in) investing activities	(437)	(3,064)

Financing activities:
Net borrowings (repayments) of debt	(471)	(920)
Other — net	—	27

Net cash provided by (used in) continuing operations	(471)	(893)
Net cash provided by (used in) discontinued operations	—	(505)

Net cash provided by (used in) financing activities	(471)	(1,398)

Net increase (decrease) in cash	(1,109)	321
Cash and cash equivalents at beginning of period	2,244	1,590

Cash and cash equivalents at end of period	$1,135	$1,911

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
The accompanying condensed consolidated financial statements include the accounts of AirNet and its subsidiaries. These financial statements are unaudited and have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted as permitted by the instructions for Form 10-Q. The Balance Sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results for the full year.
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
In September 2006, the Financial Accounting Standards Board (FASB) issued Staff Position No. AUG-AIR-1, “Accounting for Planned Major Maintenance” (“FSP AUG-AIR-1”). FSP AUG-AIR-1 provides guidance on the accounting for planned major maintenance activities in the airline industry. The guidance is applicable for fiscal years beginning after December 15, 2006. AirNet has evaluated the guidance provided in FSP AUG-AIR-1 and has determined that it will not have a significant impact on the determination or reporting of AirNet’s financial results.
2. Major Bank Services Customers
AirNet depends on certain major Bank Services customers for a large portion of AirNet’s net revenues and changes by these customers may have a significant impact on AirNet’s operating results. If a major Bank Services customer significantly reduces the amount of business it does with AirNet, there would be an adverse impact on AirNet’s operating results. For the three month period ended March 31, 2007, AirNet had five Bank Services customers that aggregated approximately 36% of total net revenues, one of which comprised approximately 10% of total net revenues.
As AirNet’s Bank Services customers continued their transition to image products and other electronic alternatives to the physical movement of cancelled checks, cancelled check pounds shipped per flying day declined approximately 25% for the three month period ended March 31, 2007 compared to the same period in 2006. AirNet expects the decline in cancelled checks volume to continue in 2007 and thereafter.
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
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” AirNet has classified the assets and liabilities of Passenger Charter Services as assets and liabilities related to discontinued operations and presented this operating segment’s results of operations as discontinued operations for all periods presented. As a result of the disposition of Passenger Charter Services, AirNet has only one reportable segment.
Revenues from Passenger Charter Services, included in discontinued operations, for the three month period ended March 31, 2006 were approximately $6.7 million. Loss from discontinued operations before income taxes for the three month period ended March 31, 2006 was approximately $0.4 million.
4. Stock Plans and Awards
At March 31, 2007, AirNet had two stock-based employee and director compensation plans, the Amended and Restated 1996 Incentive Stock Plan and the 2004 Stock Incentive Plan. Through December 31, 2005, AirNet accounted for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, AirNet adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123(R) eliminates the ability to account for share-based compensation transactions, as AirNet formerly did, using the intrinsic value method as prescribed by APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the condensed consolidated statements of operations.
AirNet adopted FAS 123(R) using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006. AirNet’s condensed consolidated statements of operations as of and for the three month periods ended March 31, 2007 and 2006 reflect the impact of adopting FAS 123(R).
Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three month periods ended March 31, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of March 31, 2007 based on the grant date fair value estimated in accordance with FAS 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three month periods ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Impact of the Adoption of FAS 123(R)
Currently, AirNet uses the Black-Scholes option pricing model to estimate the value of stock options granted to employees and directors for purposes of computing the stock-based compensation expense and disclosures required by FAS 123(R). During the three month periods ended March 31, 2007 and 2006, AirNet recognized stock-based compensation expense of approximately $55,000 and $30,000, respectively (approximately $54,000 and $18,000, net of tax, respectively) related to the vesting of outstanding stock options according to the provisions of FAS 123(R), using the modified prospective transition method.
The fair value of the stock options is estimated at the date of grant using the Black-Scholes option pricing model. There were grants of stock options under the 2004 Stock Incentive Plan covering 16,000 common shares during the three month period ended March 31, 2007 and no grants for the comparable period in 2006. Total unamortized stock-based compensation expense for outstanding stock options was approximately $0.2 million at March 31, 2007 and 2006, and is expected to be recognized over a period of 4.0 years.
5. Net Income (loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Income from continuing operations	$1,858	$1,896
Income (loss) from discontinued operations, net of tax	—	(209)

Net income	$1,858	$1,687

Denominator:
Basic – weighted average common shares outstanding	10,166	10,137

Diluted
Dilutive effect of stock options — employees, officers and directors	—	—

Adjusted weighted average common shares outstanding	10,166	10,137

Net income (loss) per common share — basic and diluted:
Income from continuing operations	$0.18	$0.19
Income (loss) from discontinued operations, net of tax	$—	$(0.02)

Net income per common share	$0.18	$0.17

Common shares subject to outstanding stock options excluded from the adjusted weighted average common shares outstanding calculation were approximately 677,550 and 824,000 for the three month periods ended March 31, 2007 and 2006, respectively. These stock options were antidilutive and excluded from the calculation because the exercise prices of these stock options were greater than the average fair market value of the underlying common shares in the respective periods.
6. Bank Financing Matters
Revolving Credit Facility – Second Amended Credit Agreement — March 29, 2007
On March 29, 2007, AirNet and its lender (The Huntington National Bank) amended and restated the terms and conditions of the Amended and Restated Credit Agreement dated as of May 28, 2004, among The Huntington National Bank and Bank One, N.A., as lenders, and AirNet, as borrower (as amended and restated, the “Amended Credit Agreement”) by entering into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”). The following description of the Second Amended Credit Agreement is qualified in its entirety by reference to the Second Amended Credit Agreement previously filed as Exhibit 4.50 in AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Second Amended Credit Agreement provides for a $15.0 million secured revolving credit facility and expires on October 15, 2008. The Second Amended Credit Agreement is secured by a first priority lien on all of the property of AirNet, other than any interest in real estate and certain excluded fixed assets. The stock and interests of AirNet’s subsidiaries continue to be pledged to secure the loans under the Second Amended Credit Agreement, and each of AirNet’s subsidiaries continues to guarantee AirNet’s obligations under the Second Amended Credit Agreement under a Consent and Agreement of Guarantors.

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
As of March 31, 2007, there were no borrowings outstanding under the Second Amended Credit Agreement. As of March 31, 2007, AirNet had approximately $1.0 million in letters of credit outstanding related to insurance programs, which reduced the amount available under the revolving credit facility. As of March 31, 2007, AirNet had approximately $14.0 million available to borrow under the Second Amended Credit Agreement.
As described below, on April 11, 2007, AirNet borrowed approximately $7.5 million under its revolving credit facility to repay in full AirNet’s term loan.
Other Term Loan
On March 24, 2005, AirNet entered into an $11.0 million three-year term loan with a fixed interest rate of 8.12%. This term loan is secured by seven Cessna Caravans and nine Learjet 35 aircraft from AirNet’s cargo aircraft fleet. The aircraft securing this loan were released from the collateral securing the loans under Amended Credit Agreement in accordance with the Second Change in Terms Agreement. As of March 31, 2007, approximately $7.5 million was outstanding under this term loan. On April 11, 2007, AirNet repaid in full the principal balance outstanding under the term loan with borrowings from AirNet’s revolving credit facility. In addition to the outstanding principal amount, AirNet paid approximately $0.1 million in accrued interest and early termination prepayment penalties.
Term Loans – Discontinued Operations
In connection with the closing of the sale of the Jetride passenger charter business on September 26, 2006, Jetride repaid in full six term loans which had been (a) secured by aircraft used in the Jetride passenger charter business, and (b) guaranteed by AirNet. In June 2004, Jetride entered into four of the term loans, each with a seven-year term and a fixed interest rate of approximately 6.7%. In July 2004, Jetride entered into the other two term loans, each with a seven-year term and a fixed interest rate of approximately 6.5%. As of September 26, 2006, there was an aggregate principal amount of approximately $28.2 million outstanding under the six loans. In addition to the outstanding principal amount, Jetride paid approximately $0.3 million in accrued interest and early termination prepayment penalties through the repayment date. Each of the loan documents and corresponding security and guaranty agreements entered into in connection with the six term loans was terminated upon repayment of the underlying term loans at the closing.
AirNet also maintains standby letters of credit totaling $950,000 with a bank related to its insurance policy agreements.
7. Income Taxes
As required by SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), AirNet establishes a valuation allowance against its deferred tax assets if it is “more likely than not” that those deferred tax assets will not be realized.

As of March 31, 2007, AirNet’s deferred tax assets substantially consisted of an approximately $11 million asset related to lower book versus tax carrying values of its aircraft assets primarily attributable to the book impairment charges recognized in the prior periods that are not currently deductible for tax purposes and approximately $1.6 million related to net operating loss and alternative minimum tax credit carryforwards generated in prior periods. AirNet has determined that as of March 31, 2007, the “more likely than not” threshold under SFAS No. 109 has not been met and, therefore, has provided a full valuation allowance of approximately $12.0 million against its remaining net deferred tax asset.
During the three month period ended March 31, 2007, net deferred tax assets decreased by approximately $0.5 million and the valuation allowance was reduced by the same amount. The difference between the effective income tax rate and the federal statutory income tax rate for the three month period ended March 31, 2007 is primarily attributable to the net change in the valuation allowance.
The difference between the effective income tax rate and the federal statutory income tax rate for the three month period ended March 31, 2006 was primarily attributable to changes in the valuation allowance for net operating loss carryforwards and Alternative Minimum Tax Credit carryforwards.
Effective January 1, 2007, AirNet adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of FIN 48 did not have an impact on AirNet’s condensed consolidated financial statements for the period ended March 31, 2007.
AirNet’s policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes in the consolidated statement of income. AirNet is open to federal and state tax audits until the applicable statute of limitations expire. Tax audits by their nature are often complex and can require several years to complete. AirNet is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003. For the majority of states where AirNet has a significant presence, it is no longer subject to tax examinations by tax authorities for tax years before 2002.
On December 31, 2006, AirNet filed for a discretionary income tax method change with the Internal Revenue Service (“IRS”). The discretionary method change requires IRS approval prior to the change being effective. As required by SFAS No. 109, the effect of the method change will be reported in the period in which IRS approval is obtained; therefore, AirNet has not reflected the anticipated impact of the method change in the March 31, 2007 financial statements. There is no certainty as to what extent or if the IRS will ultimately approve the elected method change as requested. However, if the method change is approved, it could materially change AirNet’s current taxes payable, its deferred tax assets and the need for the associated valuation allowance, and provide a significant refund of estimated taxes previously paid.
8. Aircraft Dispositions
On January 10, 2007, one of AirNet’s Learjets was damaged and subsequently declared not airworthy AirNet received insurance proceeds of approximately $1.2 million on April 19, 2007 related to this loss. The gain on disposition of aircraft primarily reflects the excess of insurance proceeds over the net book value of this Learjet.
In February 2006, AirNet decided to market for sale all nine of the Cessna 310 Piston cargo aircraft as a result of the need to reduce its airline capacity and operating costs. At that date, AirNet determined that the plan of sale criteria of SFAS No. 144 had been met. The carrying value of the assets was determined to approximate the estimated fair value less cost to sell, based on recent aircraft appraisals. In November 2006, AirNet entered into an agreement to sell all nine of its Cessna 310 aircraft for approximately $0.4 million. AirNet delivered seven aircraft in the first quarter of 2007 and expects to deliver the two remaining aircraft in May of 2007. The remaining carrying value of the aircraft approximates $0.1 million, and is classified in “Assets held for sale” in the condensed consolidated balance sheet.
9. Subsequent Events
As described above in Note 6 of the Notes to Condensed Consolidated Financial Statements, on April 11, 2007, AirNet repaid in full the principal balance outstanding under the term loan of approximately $7.5 million with borrowings from AirNet’s revolving credit facility. In addition to the outstanding principal amount, AirNet paid approximately $0.1 million in accrued interest and early termination prepayment penalties through the repayment date.
AIRNET SYSTEMS, INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Safe Harbor Statement
Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet’s management, are forward-looking statements that involve risks and uncertainties. When used in this document, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “may”, “plan(s)”, “project” and similar expressions are intended to be among statements that identify forward-looking statements. Such statements involve risks and uncertainties which could cause actual results to differ materially from any forward-looking statement. The following factors, in addition to those included in the disclosure under the heading “ITEM 1A. RISK FACTORS” of Part I of AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, could cause actual results to differ materially from those expressed in our forward-looking statements: potential regulatory changes by the Federal Aviation Administration (“FAA”), Department of Transportation (“DOT”) and Transportation Security Administration (“TSA”), which could increase the regulation of AirNet’s business, or the Federal Reserve, which could change the competitive environment of transporting cancelled checks; changes in check processing and shipment patterns of bank customers; the continued acceleration of migration of AirNet’s Bank Services customers to electronic alternatives to the physical movement of cancelled checks; AirNet’s ability to reduce its cost structure to match declining revenues and operating expenses; disruptions to the Internet or AirNet’s technology infrastructure, including those impacting AirNet’s computer systems and Website; the impact of intense competition on AirNet’s ability to maintain or increase its prices for Express Services (including fuel surcharges in response to rising fuel costs); the impact of prolonged weakness in the United States economy on time-critical shipment volumes; significant changes in the volume of shipments transported on AirNet’s air transportation network, customer demand for AirNet’s various services or the prices it obtains for its services; disruptions to operations due to adverse weather conditions, air traffic control-related constraints or aircraft accidents; potential further declines in the values of aircraft in AirNet’s fleet and any related asset impairment charges; potential changes in locally and federally mandated security requirements; increases in aviation fuel costs not fully offset by AirNet’s fuel surcharge program; acts of war and terrorist activities; the acceptance of AirNet’s time-critical service offerings within targeted Express markets; technological advances and increases in the use of electronic funds transfers; the availability and cost of financing required for operations; insufficient capital for future expansion; and the impact of unusual items resulting from ongoing evaluations of AirNet’s business strategies; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. Please refer to the disclosure included in “ITEM 1A – RISK FACTORS” of Part I and in the section captioned “Forward-looking statements” in “ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of Part II of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 of AirNet Systems, Inc. (File No. 1-13025) for additional details relating to risk factors that could affect AirNet’s results and cause those results to differ materially from those expressed in the forward-looking statements.
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

Management has discussed the development and selection of AirNet’s critical accounting policies and estimates with the Audit Committee of AirNet’s Board of Directors and with AirNet’s independent registered public accounting firm. Except for recent matters pertaining to impairment of assets and income taxes as discussed further in Management’s Discussion and Analysis of Financial Condition herein, AirNet’s critical accounting policies have not changed significantly from the policies disclosed under the caption “Critical Accounting Policies and Estimates” in “ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of Part II of AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
AirNet’s audited consolidated financial statements for the fiscal year ended December 31, 2006, included in “ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, contain additional disclosures regarding AirNet’s significant accounting policies and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of that Annual Report on Form 10-K includes a summary of AirNet’s critical accounting policies. The information appearing therein may be useful when reading this discussion and analysis of financial condition and results of operations.
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
In connection with the transaction, AirNet agreed to provide certain transition services to Pinnacle and its subsidiaries for various specified time periods and various monthly fees, which initially aggregate to approximately $37,500 per month, primarily for aircraft maintenance services. In addition, AirNet entered into three subleases with New Jetride, each for a one-year term, under which New Jetride will lease a portion of AirNet’s facilities located at Rickenbacker International Airport, Dallas Love Field and Birmingham International Airport. The aggregate monthly lease payment under the three subleases is approximately $10,000.

Results of Operations
Financial Overview
Net Revenues

Dollars in ‘000’s	Three Months Ended				Increase (Decrease)
	March 31,				2007 to 2006
		% of		% of
Net Revenues	2007	Total	2006	Total	Dollars ($)	Percentage (%)

Revenues Net of Excise Tax:
Bank Services	$26,494	64%	$28,284	66%	$(1,790)	(6)%
Express Services	14,214	34%	14,044	33%	170	1%
Aviation Services	804	2%	377	1%	427	113%

Total Net Revenues	$41,512	100%	$42,705	100%	$(1,193)	(3)%

Bank Services revenues declined in the three month period ended March 31, 2007 as compared to the same period in 2006 primarily due to a decrease in cancelled check volumes. Bank Services revenues and Express Services revenues are presented net of federal excise tax fees which were approximately 2% for Bank Services revenues and approximately 3% for Express Services revenues in each of the periods presented.
AirNet generally assesses its Bank Services customers a fuel surcharge, which is generally based on the Oil Price Index Summary – Columbus, Ohio (OPIS) index. AirNet also assesses most of its Express Services customers a fuel surcharge based on the OPIS index, which is adjusted monthly based on changes in the OPIS index. As index rates fluctuate above a set threshold, surcharge rates will increase or decrease accordingly. The fuel surcharge rate is applied to the revenue amount billed to Bank Services and Express Services customers. AirNet assesses certain Express customers fuel surcharges based on negotiated contractual rates. The average fuel price on the OPIS index for the three month period ended March 31, 2007 decreased approximately 3% over the comparable period in 2006. Fuel surcharge revenues for Bank Services and Express Services for the first three months of 2007 were less than the comparable amounts in 2006 by approximately $0.5 million, or 9%.
Bank Services Revenues

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)
	March 31,		2007 to 2006
Bank Services Revenues	2007	2006	Dollars ($)	Percentage (%)

Bank Services Revenues	$23,110	$24,745	$(1,635)	(7)%
Fuel Surcharge	3,384	3,539	(155)	(4)%

Total Net Bank Services Revenues	$26,494	$28,284	$(1,790)	(6)%

Revenues before fuel surcharge:
Weekday Revenues Per Flying Day	$446	$479	$(33)	(7)%
Weekend Revenues Per Weekend	$130	$145	$(15)	(10)%
Bank Services shipments consist primarily of cancelled checks (checks processed for settlement), proof of deposit (unprocessed checks) and interoffice mail delivery. These shipments are transported on AirNet’s transportation network and, to a lesser extent, on commercial passenger airlines and dedicated AirNet aircraft charters for specific banks. Total net Bank Services revenues decreased in the three month period ended March 31, 2007 as compared to the same period in 2006 due to, but at a lesser rate than, the decrease in total Bank Services pounds shipped per flying day. Weekday cancelled check pounds shipped per flying day declined approximately 25% for the three month period ended March 31, 2007 compared to the same period in 2006. Proof of deposit and interoffice mail deliveries also declined, resulting in a total decrease in total Bank Services pounds shipped per flying day of approximately 22%

for the three month period ended March 31, 2007 compared to the same period in 2006. Bank Services cancelled check pounds shipped per flying day declined in each quarter of 2006 and the first quarter of 2007 at an increasing year-over-year rate.
Primarily as a result of the decline in cancelled check volumes, AirNet’s weekday revenues per flying day, excluding fuel surcharges, decreased approximately 7% for the three month period ended March 31, 2007 as compared to the same period in 2006. AirNet expects Bank Services revenues will continue to decline in 2007 and thereafter as a result of continued reductions in cancelled check volume and as a result of the significant reduction in the number of flights conducted by AirNet’s air transportation network, as described below.
The expected decline in cancelled check volumes is attributable to general decreases in shipment weights and periodic cancellations of certain air transportation services AirNet provides to its banking customers. During 2006, as a result of decreased demand for air transportation services, AirNet received a number of service cancellations from its banking customers. These cancellations, which took effect at various times during 2006, did not impact AirNet’s 2006 banking revenues on a full year basis. AirNet also has received additional service cancellations from its banking customers which take effect at various times in 2007, which represented approximately $7.1 million of revenues on an annual basis in 2006, including approximately $0.9 million of fuel surcharge revenues. AirNet anticipates that it will receive additional service cancellations from its banking customers in 2007, which will result in further reductions in AirNet’s 2007 Bank Services revenues.
AirNet continues to consult with its banking customers to determine their future requirements for air transportation services as they transition to image products and other electronic alternatives to the physical movement of cancelled checks. As a result of these discussions, AirNet made significant changes to its air transportation network to meet the evolving service needs of its Bank Services customers, lowering their transportation costs in many cases. These changes, which became effective March 26, 2007, resulted in the elimination of 45 flights, or approximately 10%, of AirNet’s weekday flight schedule. A substantial portion of the shipment volume previously transported on the eliminated flights was transitioned to other AirNet flights as AirNet continues to work closely with its Bank Services customers to adjust pick up and delivery deadlines to meet their changing service requirements. AirNet’s Bank Services revenues are currently expected to decline by approximately $4.2 million on an annual basis, including approximately $0.5 million of fuel surcharges, as a direct result of these changes to AirNet’s air transportation network. This decline in AirNet’s Bank Services revenues is in addition to the reductions in Bank Services revenues resulting from the service cancellations discussed in the preceding paragraph.
Reductions in AirNet’s variable operating costs resulting from the March 26, 2007 changes in its air transportation network are expected to substantially offset the anticipated loss of revenues resulting directly from these changes. AirNet did not reduce the number of aircraft in its fleet as a result of these changes in its air transportation network due to the number of aircraft needed to meet the continuing service requirements of its Bank Services and Express Services customers.
Express Services Revenues

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)
	March 31,		2007 to 2006
Express Services Revenues	2007	2006	Dollars ($)	Percentage (%)

Express Revenues — Non Charter	$9,222	$8,870	$352	4%
Express Revenues — Charter	3,404	3,232	172	5%
Fuel Surcharge	1,588	1,942	(354)	(18)%

Total Net Express Services Revenues	$14,214	$14,044	$170	1%

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
Express Revenues – Non Charter represents revenues AirNet derives from Express shipments on AirNet’s air transportation network, commercial passenger airlines and point-to-point surface (ground only) shipments. Although the total number of express shipments declined in the first three months of 2007 compared to the same period in 2006, revenues increased primarily because of rate increases and an overall increase in the average weight per shipment. Revenues before fuel surcharges for point-to-point surface shipments increased approximately 38% for the three month period ended March 31, 2007 compared to the same period in 2006.
The total number of Non Charter Express shipments decreased approximately 7% for the three month period ended March 31, 2007 from the same period in 2006 as a result of the approximate 13% decrease in the number of Non Charter shipments transported on AirNet’s air transportation network. The number of Non Charter Express shipments transported via point-to-point surface shipments and on commercial passenger airlines increased approximately 3% and 2%, respectively, for the three month period ended March 31, 2007 compared to the same period in 2006.
Express Revenues – Charters represent revenues AirNet derives from scheduled and unscheduled cargo charters transported on AirNet’s airline and on aircraft operated by other third parties. AirNet typically provides charter solutions for customers involved in radioactive pharmaceuticals, entertainment and the life sciences industry. The increase in revenues in Express Revenues-Charter for the three month period ended March 31, 2007 from the same period in 2006 was primarily due to an increase in the number of charters.
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
Aviation Services
Aviation Services revenues primarily relate to AirNet’s fixed base operation services for fuel sales and aircraft maintenance provided in Columbus, Ohio. AirNet expects to increase revenue related to retail maintenance in 2007.
Costs and Expenses

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)
	March 31,		2007 to 2006
Costs and Expenses	2007	2006	Dollars ($)	Percentage (%)

Aircraft fuel	$6,123	$6,992	$(869)	(12)%
Aircraft maintenance	7,328	4,095	3,233	79%
Operating wages and benefits	4,932	4,975	(43)	(1)%
Contracted air costs	3,783	4,169	(386)	(9)%
Ground courier	8,906	8,179	727	9%
Depreciation	1,246	2,883	(1,637)	(57)%
Insurance, rent and landing fees	2,138	1,877	261	14%
Travel, training and other	1,584	1,531	53	3%
Selling, general and administrative	4,262	4,465	(203)	(5)%
Net gain on disposition of assets	(880)	(8)	(872)	*

Total Costs and Expenses	$39,422	$39,158	$264	1%

*	The percentage increase (decrease) is not meaningful.
Total aircraft fuel expense decreased generally as a result of a decrease in hours flown and lower fuel prices. Aircraft hours flown decreased approximately 7% for the three month period ended March 31, 2007 compared to the same period in 2006. The average fuel price on the OPIS index for the three month period ended March 31, 2007 decreased approximately 3% from the comparable period in 2006.

Aircraft maintenance is primarily based on pre-determined inspection intervals, determined by hours flown, cycles and the number of aircraft take-offs and landings. High use, older aircraft that are no longer in production, such as those in AirNet’s cargo fleet, incur higher maintenance costs than lower use, newer aircraft.
The increase in aircraft maintenance expense reflects the following factors: expensing approximately 75% of the engine maintenance plan prepayments, as further described below; the increase in retail maintenance services provided to third parties: the timing of major maintenance events including two overhauls of engines not covered under engine maintenance plans; and the age of AirNet’s cargo fleet, including Learjets which averaged approximately 25 years in service at the end of 2006, and the related increase in maintenance required on older aircraft.
AirNet uses manufacturer engine maintenance plans to provide maintenance for recurring inspections and major overhaul maintenance for most of the engines in its Learjet fleet. Approximately 90% of AirNet’s Learjet 35 aircraft engines are covered under manufacturer engine maintenance plans. Under the manufacturer engine maintenance plans, AirNet pays in advance for certain maintenance, repair and overhaul costs based on an amount per hour for each hour flown. In October 2006, following the write down of a substantial portion of the prepaid assets related to these engine maintenance plans in connection with the 2006 asset impairment charge, AirNet changed its estimate of the portion of these payments that should be capitalized and began expensing approximately 75% of the prepayments, which are included in aircraft maintenance expense. Management estimates that expensing payments made under manufacturer engine maintenance plans at this rate will maintain engine values at the amounts determined to be appropriate as part of the 2006 asset impairment charge. The portion of the prepayments expensed totaled approximately $1.4 million for the three month period ended March 31, 2007.
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
Contracted air costs include expenses associated with shipments transported on commercial passenger airlines and costs to third-party aircraft operators for subcontracted air routes to support or supplement AirNet’s national air transportation network. Approximately 15% of AirNet’s cargo flights per night are subcontracted to third-party aircraft operators. Costs related to back-up and subcontracted air routes decreased approximately 7% for the three month period ended March 31, 2007 from the comparable period in 2006 primarily due to the elimination of one significant air route that was outsourced to third-party operators. Commercial freight costs decreased approximately 12% for the three month period ended March 31, 2007 from the same period in 2006 primarily due to the related decrease in Bank Services shipments transported on commercial passenger airlines.
Ground courier costs increased approximately $0.7 million for the three month period ended March 31, 2007 compared to the same period in 2006. AirNet’s Express customers are more costly to serve than AirNet’s traditional Bank customers due to more unscheduled pickup and delivery services and more geographically dispersed locations. Additionally, ground courier costs have increased for the three month period ended March 31, 2007 as a result of the increases in the number of point-to-point surface shipments compared to the same period in 2006. Point-to-point surface shipments have a significantly higher ground courier expense to revenue ratio than shipments that are transported on AirNet’s aircraft or the commercial airlines.
Aircraft depreciation decreased for the three month period ended March 31, 2007 from the comparable period in 2006 primarily due to the reduction in AirNet’s aircraft values as a result of the impairment charges recorded in 2006. Additionally, aircraft engine depreciation, which is based on engine hours operated, decreased because of the decline in flight hours for the three month period ended March 31, 2007 compared to the same period in 2006. Management expects 2007 depreciation expense to remain significantly below 2006 levels as a result of 2006 asset impairment charge and a decrease in aircraft flight hours.
Insurance, rent and landing fees increased in the three month period ended March 31, 2007 compared to the same period in 2006 generally due to an increase in aircraft lease expenses and general insurance costs.

The decrease in selling, general and administrative costs is primarily due to an approximate $0.3 million of incentive compensation expense accrued in the first quarter of 2006 compared to no incentive compensation expense recorded in the first quarter of 2007 due to lower anticipated incentive compensation and earnings in 2007. The decrease is also due to expense reductions for property taxes and other general and administrative costs and expenses. The decreases are offset by increases in expenses related to the use of outside consultants by AirNet for the three month period ended March 31, 2007 as compared to the same period in 2006.
On January 10, 2007, one of AirNet’s Learjets was damaged and subsequently declared not airworthy AirNet received insurance proceeds of approximately $1.2 million on April 19, 2007 related to this loss. The gain on disposition of aircraft primarily reflects the excess of insurance proceeds over net book value of this Learjet.
The decrease in interest expense related to continuing operations of approximately $0.4 million for the three month period ended March 31, 2007 compared to the same period in 2006 primarily reflects the reduction in the average debt balance outstanding, including the substantial reduction in September 2006 of the amount outstanding under AirNet’s revolving credit facility as a result of the application of the proceeds from the sale of Jetride.
AirNet’s effective tax rates, excluding the effect of discontinued operations, were 5.1% and 37.2% for the three month period ended March 31, 2007 and 2006, respectively. The effective tax rates for these periods deviate from statutory federal, state and local rates primarily as a result of tax expense from changes in the valuation allowance for deferred tax assets of approximately $0.5 million and $0.1 million for the three month period ended March 31, 2007 and 2006, respectively.
Accounting principles generally accepted in the United States require AirNet to record a valuation allowance against future deferred tax assets if it is “more likely than not” that AirNet will not be able to utilize such benefits in the future. At March 31, 2007 and 2006, AirNet maintained a valuation allowance of $12.0 million and $6.2 million, respectively. In 2007, the valuation allowance offset deferred tax assets in excess of deferred tax liabilities. In 2006, the valuation allowance offset AirNet’s net operating loss carry forwards and Alternative Minimum Tax credit carry forwards.
On December 31, 2006, AirNet filed for a discretionary income tax method change with the Internal Revenue Service (“IRS”). The discretionary method change requires IRS approval prior to the change being effective. As required by SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) the effect of the method change will be reported in the period in which IRS approval is obtained; therefore, AirNet has not reflected the anticipated impact of the method change in the March 31, 2007 financial statements. There is no certainty as to what extent or if the IRS will ultimately approve the elected method change as requested. However, if the method change is approved, it could materially change AirNet’s current taxes payable, its deferred tax assets and the need for the associated valuation allowance, and provide a significant refund of estimated taxes previously paid.
Liquidity and Capital Resources
Cash flow from operating activities – Continuing Operations
Net cash used by operating activities from continuing operations was approximately $0.7 million for the three months ended March 31, 2007, compared to cash provided from continuing operations of approximately $4.3 million for the same period in 2006. The decrease in cash from operating activities was due to an approximate $3.6 million decline in non-cash adjustments and an approximate $1.4 million decline in working capital component changes. Net income adjustments for non-cash items include the $0.9 million non-operating gain relating to the disposition of aircraft, the 2007 reduction in non-cash depreciation expense of approximately $1.6 million (as discussed above), and the $1.1 million reduction in deferred income taxes attributable to changes in the valuation allowance. The decrease in cash attributable to changes in working capital components was primarily due to the approximate $1.1 million increase in estimated tax payments made in the first quarter of 2007.
Cash flow from operating activities – Discontinued Operations
Net cash provided by operating activities from discontinued operations of approximately $0.5 million for the three month period ended March 31, 2007 primarily reflects collection of outstanding Jetride receivables, while the comparable period of 2006 reflects operating activities.
Financing Activities – Continuing Operations
Revolving Credit Facility – Second Amended Credit Agreement — March 29, 2007
On March 29, 2007, AirNet and its lender (The Huntington National Bank) amended and restated the terms and conditions of the Amended and Restated Credit Agreement dated as of May 28, 2004, among The Huntington

National Bank and Bank One, N.A., as lenders, and AirNet, as borrower (as amended and restated, the “Amended Credit Agreement”) by entering into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”). The following description of the Second Amended Credit Agreement is qualified in its entirety by reference to the Second Amended Credit Agreement previously filed as Exhibit 4.50 in AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Second Amended Credit Agreement provides for a $15.0 million secured revolving credit facility and expires on October 15, 2008. The Second Amended Credit Agreement is secured by a first priority lien on all of the property of AirNet, other than any interest in real estate and certain excluded fixed assets. The stock and interests of AirNet’s subsidiaries continue to be pledged to secure the loans under the Second Amended Credit Agreement, and each of AirNet’s subsidiaries continues to guarantee AirNet’s obligations under the Second Amended Credit Agreement under a Consent and Agreement of Guarantors.
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
As of March 31, 2007, there were no borrowings outstanding under the Second Amended Credit Agreement. As of March 31, 2007, AirNet had approximately $1.0 million in letters of credit outstanding related to insurance programs, which reduced the amount available under the revolving credit facility. As of March 31, 2007, AirNet had approximately $14.0 million available to borrow under the Second Amended Credit Agreement.
As described below, on April 11, 2007, AirNet borrowed approximately $7.5 million under its revolving credit facility to repay in full AirNet’s term loan.
Other Term Loan
On March 24, 2005, AirNet entered into an $11.0 million three-year term loan with a fixed interest rate of 8.12%. This term loan is secured by seven Cessna Caravans and nine Learjet 35 aircraft from AirNet’s cargo aircraft fleet. The aircraft securing this loan were released from the collateral securing the loans under Amended Credit Agreement in accordance with the Second Change in Terms Agreement. As of March 31, 2007, approximately $7.5 million was outstanding under this term loan. On April 11, 2007, AirNet repaid in full the principal balance outstanding under the term loan with borrowings from AirNet’s revolving credit facility. In addition to the outstanding principal amount, AirNet paid approximately $0.1 million in accrued interest and early termination prepayment penalties.
Financing Activities – Discontinued Operations
The 2006 net cash used for financing activities of discontinued operations reflects principal payments on term loans secured by aircraft used in the Jetride passenger charter business. Jetride repaid in full the term loans in connection with the sale of the Jetride passenger charter business on September 26, 2006.
Investing Activities – Continuing Operations
Capital expenditures from continuing operations totaled approximately $1.3 million for the three months ended March 31, 2007 versus approximately $2.7 million for the same period in 2006. The 2007 and 2006 expenditures were primarily for major aircraft engine overhauls. AirNet anticipates it will spend between $5.5 million and $6.5 million in total capital expenditures in 2007. The proceeds from sales of property and equipment primarily reflect amounts received for the disposition of seven Cessna 310s delivered under the terms of a sales agreement for all nine Cessna

310 aircraft owned by AirNet. AirNet expects to finalize delivery of the remaining two aircraft during the second quarter of 2007.
AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand, borrowings under the Second Amended Credit Agreement or other sources, including leasing. There were no material capital commitments at March 31, 2007.
There have been no material changes in AirNet’s contractual obligations, other than the repayment of AirNet’s term loan as described in Note 6 of the Notes to Condensed Consolidated Financial Statements, from those disclosed in AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Investing Activities – Discontinued Operations
Net cash was provided by investing activities related to discontinued operations for the three month period ended March 31, 2007 as a result of a partial release of escrowed cash closing proceeds from the sale of Jetride in September 2006. Net cash was used by investing activities in the comparable period in 2006, for capital expenditures, primarily for aircraft engine overhauls.
Regulation
AirNet holds an air carrier operating certificate granted by the FAA pursuant to Part 135 of the Federal Aviation Regulations. AirNet also holds a repair station certificate granted by the FAA pursuant to Part 145 of the Federal Aviation Regulations. In addition, until the sale of Jetride’s passenger charter business in September 2006, Jetride held its own air carrier operating certificate granted by the FAA pursuant to Part 135. AirNet’s certificates are of unlimited duration and remain in effect so long as AirNet maintains the required standards of safety and meets the operational requirements of the Federal Aviation Regulations. The FAA’s regulatory authority relates primarily to operational aspects of air transportation, including aircraft standards and maintenance, personnel, and ground facilities.
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
On January 9, 2007, the United States House of Representatives passed bill H.R.1 entitled “Implementing the 9/11 Commission Recommendations Act of 2007” and the bill was received in the United States Senate and referred to the

Committee on Homeland Security and Governmental Affairs. On March 5, 2007, the Committee on Commerce, Science and Transportation of the United States Senate reported bill S.509 entitled “Aviation Security Improvement Act” with amendments and the bill as amended was placed on the Senate Legislative Calendar. On March 3, 2007, the United States Senate passed bill S.4 entitled “Improving America’s Security Act of 2007,” which was received in the United States House of Representatives on March 20, 2007. If enacted, each of these bills would provide for significant further regulation and inspection/screening of cargo transported on commercial passenger airlines. If these bills are enacted, commercial passenger airlines may require earlier tendering times, which may impact AirNet’s ability to meet current shipping timeframes for its customers.
Off-Balance Sheet Arrangements
AirNet had no “off-balance sheet” arrangements as of March 31, 2007, as that term is defined by the Securities and Exchange Commission.
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
ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk
Inflation and Interest Rates
AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business. AirNet’s primary market risk exposure relates to interest rate risk. At March 31, 2007, AirNet had no amounts outstanding under its Second Amended Credit Agreement (described above in the section captioned “Liquidity and Capital Resources – Financing Activities – Continuing Operations” in “ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION” of this Quarterly Report on Form 10-Q). On March 29, 2007, AirNet and its lender (The Huntington National Bank) amended the terms and conditions of the Amended Credit Agreement by entering into the Second Amended Credit Agreement. The Second Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Second Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio as defined in the Second Amended Credit Agreement and (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio.
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
ITEM 4 – Controls and Procedures
Not Applicable.
ITEM 4T – Controls and Procedures
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
•	information required to be disclosed by AirNet in this Quarterly Report on Form 10-Q and the other reports that AirNet files or submits under the Exchange Act would be accumulated and communicated to AirNet’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	information required to be disclosed by AirNet in this Quarterly Report on Form 10-Q and the other reports that AirNet files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	AirNet’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
There were no changes in AirNet’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during AirNet’s quarterly period ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, AirNet’s internal control over financial reporting.
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
AirNet uses the services of independent contractors as couriers to pick up and deliver its packages. During 2005, the California Employment Development Department (the “EDD”) concluded an employment tax audit of AirNet’s operations in California. As a result of its audit, the EDD concluded that certain independent contractors used by AirNet should be reclassified as employees. Based upon such reclassification, the EDD proposed a $53,061 assessment against AirNet under Section 1127 of the California Unemployment Insurance Code. After receipt of the proposed assessment, AirNet filed a Petition for Reassessment with the California Unemployment Insurance Appeals Board. After the filing of the Petition for Reassessment, AirNet submitted further documentation to the EDD to reduce the assessment based upon employment taxes paid directly to the State of California by the affected independent contractors. On February 13, 2007, AirNet withdrew its petition for reassessment and subsequently paid the EDD $38,205 to conclude this matter.
Other than the items noted above, there are no pending legal proceedings involving AirNet and its subsidiaries other than routine litigation incidental to their respective business. In the opinion of AirNet’s management, these proceedings should not, individually or in the aggregate, have a material adverse effect on AirNet’s results of operations or financial condition
ITEM 1A – Risk Factors

There are certain risks and uncertainties in AirNet’s business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A – RISK FACTORS” of Part I of AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”), we included a detailed discussion of AirNet’s risk factors. These risk factors could materially affect our business, financial condition or future results. The risk factors described in AirNet’s 2006 Form 10-K are not the only risks facing AirNet. Additional risks and uncertainties not currently known to AirNet or that AirNet currently deems to be immaterial also may materially adversely affect AirNet’s business, financial condition and/or operating results.
ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	Neither AirNet Systems, Inc. nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of AirNet Systems, Inc. during the quarterly period ended March 31, 2007. On February 18, 2000, AirNet Systems, Inc. announced a stock repurchase plan under which up to $3.0 million of its common shares may be repurchased from time to time. These repurchases may be made in open market transactions or through privately negotiated transactions. As of March 31, 2007, AirNet Systems, Inc. had the authority to repurchase approximately $0.6 million of its common shares under this stock repurchase plan.
ITEM 3 – Defaults Upon Senior Securities.
Not Applicable.
ITEM 4 – Submission of Matters to a Vote of Security Holders.
None.
ITEM 5 – Other Information
On April 11, 2007, AirNet repaid in full the principal balance of approximately $7.5 million outstanding under the Business Purpose Promissory Note [Loan Number: 1000122039], issued on March 25, 2005, by AirNet in favor of Chase Equipment Leasing Inc. (the “Term Loan Note”) under the terms of the Loan and Security Agreement (aircraft) [Loan Number: 1000122039], dated as of March 24, 2005, between Chase Equipment Leasing Inc. and AirNet (the “Term Loan Agreement”). The Term Loan Note had an original principal amount of $11.0 million with a three-year term and a fixed interest rate of 8.12%. The Term Loan Note was secured by seven Cessna Caravans and nine Learjet 35 aircraft from AirNet’s cargo aircraft fleet. In addition to the outstanding principal balance, AirNet paid approximately $0.1 million in accrued interest and early termination prepayment penalties through the repayment date. Each of the Term Loan Note and the Term Loan Agreement was terminated in full upon repayment of the underlying term loan.
On April 11, 2007 AirNet borrowed approximately $7.5 million under the Second Amended Credit Agreement in order to repay in full the principal balance under the Term Loan Note. Please see the description of the Second Amended Credit Agreement included in “ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Liquidity and Capital Resources – Financing Activities – Continuing Operations – Revolving Credit Facility – Second Amended Credit Agreement – March 29, 2007” of Part I of this Quarterly Report on Form 10-Q, which description is incorporated herein by reference.

ITEM 6 – Exhibits
Exhibits:

Exhibit No.	Description	Location
4.1	Second Amended and Restated Credit Agreement, dated as of March 29, 2007, among AirNet Systems, Inc. and The Huntington National Bank as Lender and as Administrative Agent; and related Consent and Agreement of Guarantors executed by 7250 STARCHECK, INC. (formerly known as Jetride, Inc.); Float Control, Inc.; AirNet Management, Inc.; Fast Forward Solutions, LLC; and timexpress.com, inc., as Guarantors	Incorporated herein by reference from Exhibit 4.50 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-13025) (“AirNet’s 2006 Form 10-K”)

4.2	Amended and Restated Note, issued on March 29, 2007, by AirNet Systems, Inc. in favor of The Huntington National Bank in the amount of $15,000,000	Incorporated herein by reference from Exhibit 4.51 to AirNet’s 2006 Form 10-K

10.1	Form of Stock Option Agreement used and to be used in connection with the automatic annual grant of nonstatutory stock options to non-employee directors (“Eligible Directors”) of AirNet Systems, Inc. on and after January 2, 2007 under the AirNet Systems, Inc. 2004 Stock Incentive Plan	Incorporated herein by reference from Exhibit 10.25 to AirNet’s 2006 Form 10-K

10.2	Summary of Compensation for Directors of AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.26 to AirNet’s 2006 Form 10-K

10.3	Summary of AirNet Systems, Inc. 2006 Incentive Compensation Plan	Incorporated herein by reference from Exhibit 10.29 to AirNet’s 2006 Form 10-K

10.4	Summary of AirNet Systems, Inc. 2007 Incentive Compensation Plan	Incorporated herein by reference from Exhibit 10.32 to AirNet’s 2006 Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith

AIRNET SYSTEMS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRNET SYSTEMS, INC.
Dated: May 11, 2007	By:	/s/ Gary W. Qualmann
Gary W. Qualmann,
Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer) (Principal Financial Officer)

Dated: May 11, 2007	By:	/s/ Ray L. Druseikis
Ray L. Druseikis,
Vice President of Finance and Controller (Duly Authorized Officer) (Principal Accounting Officer)

AIRNET SYSTEMS, INC.
INDEX TO EXHIBITS

Exhibit No.	Description	Location
4.1	Second Amended and Restated Credit Agreement, dated as of March 29, 2007, among AirNet Systems, Inc. and The Huntington National Bank as Lender and as Administrative Agent; and related Consent and Agreement of Guarantors executed by 7250 STARCHECK, INC. (formerly known as Jetride, Inc.); Float Control, Inc.; AirNet Management, Inc.; Fast Forward Solutions, LLC; and timexpress.com, inc., as Guarantors	Incorporated herein by reference from Exhibit 4.50 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-13025) (“AirNet’s 2006 Form 10-K”)

4.2	Amended and Restated Note, issued on March 29, 2007, by AirNet Systems, Inc. in favor of The Huntington National Bank in the amount of $15,000,000	Incorporated herein by reference from Exhibit 4.51 to AirNet’s 2006 Form 10-K

10.1	Form of Stock Option Agreement used and to be used in connection with the automatic annual grant of nonstatutory stock options to non-employee directors (“Eligible Directors”) of AirNet Systems, Inc. on and after January 2, 2007 under the AirNet Systems, Inc. 2004 Stock Incentive Plan	Incorporated herein by reference from Exhibit 10.25 to AirNet’s 2006 Form 10-K

10.2	Summary of Compensation for Directors of AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.26 to AirNet’s 2006 Form 10-K

10.3	Summary of AirNet Systems, Inc. 2006 Incentive Compensation Plan	Incorporated herein by reference from Exhibit 10.29 to AirNet’s 2006 Form 10-K

10.4	Summary of AirNet Systems, Inc. 2007 Incentive Compensation Plan	Incorporated herein by reference from Exhibit 10.32 to AirNet’s 2006 Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith