Form 10-Q
period 2007-06-30
AIRNET SYSTEMS INC
filed 2007-08-14
CIK 1011696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
As of August 9, 2007, 10,173,692 of the Registrant’s common shares, par value $0.01, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
In thousands, except par value data	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,347	$2,244
Accounts receivable, less allowances	21,334	22,345
Taxes receivable	36	—
Deposits and prepaids	1,907	2,463
Assets related to discontinued operations	507	1,465
Assets held for sale	—	280

Total current assets	25,131	28,797

Net property and equipment	27,770	27,690

Deposits and other assets	60	60

Total assets	$52,961	$56,547

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,128	$8,876
Salaries and related liabilities	2,769	4,716
Current portion of notes payable	—	1,944
Taxes payable	—	935
Other liabilities related to discontinued operations	10	50

Total current liabilities	10,907	16,521

Notes payable, less current portion	2,539	6,011

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,763 issued at June 30, 2007 and December 31, 2006, respectively	128	128
Additional paid-in-capital	76,966	76,906
Retained deficit	(14,357)	(19,746)
Accumulated other comprehensive loss	(13)	(13)
Treasury shares, 2,592 and 2,598 common shares held at cost at June 30, 2007 and December 31, 2006, respectively	(23,209)	(23,260)

Total shareholders’ equity	39,515	34,015

Total liabilities and shareholders’ equity	$52,961	$56,547

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
In thousands, except per share data	2007	2006	2007	2006
NET REVENUES, NET OF EXCISE TAX
Bank services	$25,935	$29,101	$52,429	$57,385
Express services	15,140	14,981	29,354	29,025
Aviation services	1,095	272	1,899	649

Total net revenues	42,170	44,354	83,682	87,059

COSTS AND EXPENSES
Aircraft fuel	6,387	7,723	12,510	14,715
Aircraft maintenance	5,973	4,128	13,301	8,223
Operating wages and benefits	4,519	4,736	9,451	9,711
Contracted air costs	3,788	4,439	7,571	8,608
Ground courier	8,759	8,717	17,665	16,896
Depreciation	1,256	2,930	2,502	5,813
Insurance, rent and landing fees	2,058	2,112	4,196	3,989
Travel, training and other operating	1,509	1,147	3,093	2,678
Selling, general and administrative	4,118	4,772	8,380	9,237
Net (gain) on disposition of assets	(3)	(4)	(883)	(12)

Total costs and expenses	38,364	40,700	77,786	79,858

Income from continuing operations before interest and income taxes	3,806	3,654	5,896	7,201
Interest expense	175	443	307	973

Income from continuing operations before income taxes	3,631	3,211	5,589	6,228
Provision for income taxes	100	1,146	200	2,267

Income from continuing operations	3,531	2,065	5,389	3,961

Income (loss) from discontinued operations, net of tax	—	(87)	—	(296)

Net income	$3,531	$1,978	$5,389	$3,665

Income (loss) per common share — basic and diluted:
Continuing operations	$0.35	$0.20	$0.53	$0.39
Discontinued operations	—	(0.01)	—	(0.03)

Net income per common share — basic and diluted	$0.35	$0.19	$0.53	$0.36

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Six Months Ended
	June 30,
In thousands	2007	2006
Operating activities:
Income from continuing operations	$5,389	$3,961
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	2,502	5,813
Net (gain) on disposition of assets	(883)	(12)
Deferred income taxes	—	2,174
Stock-based compensation expense	103	58
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	1,011	(1,527)
Taxes receivable or payable	(971)	(37)
Deposits and prepaids	556	295
Accounts payable and accrued expenses	(1,007)	(1,723)
Salaries and related liabilities	(1,947)	(733)
Other — net	—	(35)

Net cash provided by (used in) continuing operations	4,753	8,234
Net cash provided by (used in) discontinued operations	418	2,074

Net cash provided by (used in) operating activities	5,171	10,308

Investing activities:
Purchases of property and equipment — net	(2,903)	(4,649)
Proceeds from the sales of property and equipment	1,743	—

Net cash provided by (used in) continuing operations	(1,160)	(4,649)
Net cash provided by (used in) discontinued operations	500	(749)

Net cash provided by (used in) investing activities	(660)	(5,398)

Financing activities:
Net borrowings (repayments) of debt	(5,416)	(3,861)
Other — net	8	25

Net cash provided by (used in) continuing operations	(5,408)	(3,836)
Net cash provided by (used in) discontinued operations	—	(1,019)

Net cash provided by (used in) financing activities	(5,408)	(4,855)

Net increase (decrease) in cash	(897)	55
Cash and cash equivalents at beginning of period	2,244	1,590

Cash and cash equivalents at end of period	$1,347	$1,645

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
AirNet Systems, Inc. (“AirNet”) is a specialty air carrier for time-sensitive deliveries, operating between most major cities in the United States of America (“U.S.”) each working day. AirNet is the leading transporter of cancelled checks and related information for the U.S. banking industry. AirNet also provides specialized, high-priority delivery services to customers, primarily those involved in the life sciences and media and entertainment industries. During the first nine months of 2006, AirNet also provided private passenger charter services through its wholly-owned subsidiary, Jetride, Inc. (“Jetride”). The Jetride passenger charter business was sold on September 26, 2006 as described in Note 3 below.
The accompanying condensed consolidated financial statements include the accounts of AirNet and its subsidiaries. These financial statements are unaudited and have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted as permitted by the instructions for Form 10-Q. The Balance Sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results for the full year.
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
In September 2006, the Financial Accounting Standards Board (FASB) issued Staff Position No. AUG-AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG-AIR-1”). FSP AUG-AIR-1 provides guidance on the accounting for planned major maintenance activities in the airline industry. The guidance is applicable for fiscal years beginning after December 15, 2006. AirNet has evaluated the guidance provided in FSP AUG-AIR-1 and has determined that it will not have a significant impact on the determination or reporting of AirNet’s financial results.
2. Major Bank Services Customers
AirNet depends on certain major Bank Services customers for a large portion of AirNet’s net revenues and changes in the services provided to these customers may have a significant impact on AirNet’s operating results. If a major Bank Services customer significantly reduces the amount of business it does with AirNet, there would be an adverse impact on AirNet’s operating results. For each of the three and six month periods ended June 30, 2007, AirNet had five Bank Services customers that aggregated approximately 38% of total net revenues, one of which comprised approximately 11% of total net revenues in each of these periods.
As a result of Bank Services customers continued transition to image products and other electronic alternatives to the physical movement of cancelled checks, cancelled check pounds shipped per flying day declined approximately 27% and 26%, respectively, for the three and six month periods ended June 30, 2007 compared to the same periods in 2006. Cancelled check pounds shipped per flying day declined approximately 9% and 8%, respectively, for the three and six month periods ended June 30, 2006 compared to the same periods in 2005. AirNet expects the decline in cancelled checks volume to continue in 2007 and thereafter.
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
Revenues from Passenger Charter Services, included in discontinued operations, for the three and six month periods ended June 30, 2006 were approximately $5.9 million and $12.7 million, respectively. Loss from discontinued operations before income taxes for the three and six month periods ended June 30, 2006 was approximately $0.1 million and $0.5 million, respectively.
4. Stock Plans and Awards
At June 30, 2007, AirNet had two stock-based employee and director compensation plans, the Amended and Restated 1996 Incentive Stock Plan and the 2004 Stock Incentive Plan. Through December 31, 2005, AirNet accounted for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, AirNet adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123(R) eliminates the ability to account for share-based compensation transactions, as AirNet formerly did, using the intrinsic value method as prescribed by APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the condensed consolidated statements of operations.
AirNet adopted FAS 123(R) using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006. AirNet’s condensed consolidated statements of operations as of and for the three and six month periods ended June 30, 2007 and 2006 reflect the impact of adopting FAS 123(R).
Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of each of those respective dates, based on the grant date fair value estimated in accordance with FAS 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Impact of the Adoption of FAS 123(R)
Currently, AirNet uses the Black-Scholes option pricing model to estimate the value of stock options granted to employees and directors for purposes of computing the stock-based compensation expense and disclosures required by FAS 123(R). During the three month periods ended June 30, 2007 and 2006, AirNet recognized stock-based compensation expense of approximately $47,000 and $28,000, respectively (approximately $46,000 and $17,000, net of tax, respectively) related to the vesting of outstanding stock options according to the provisions of FAS 123(R). During the six month periods ended June 30, 2007 and 2006, AirNet recognized stock-based compensation expense of approximately $103,000 and $58,000, respectively (approximately $99,000 and $35,000, net of tax, respectively) related to the vesting of outstanding stock options according to the provisions of FAS 123(R).
The fair value of the stock options is estimated at the date of grant using the Black-Scholes option pricing model. There were grants of stock options under the 2004 Stock Incentive Plan covering 16,000 common shares during the six month period ended June 30, 2007 and no grants for the comparable period in 2006. Total unamortized stock-based compensation expense for outstanding stock options was approximately $0.1 million and $0.2 million at June 30, 2007 and 2006, respectively, and is expected to be recognized over a period of 4.0 years.
5. Net Income (loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$3,531	$2,065	$5,389	$3,961
Income (loss) from discontinued operations, net of tax	—	(87)	—	(296)

Net income	$3,531	$1,978	$5,389	$3,665

Denominator:
Basic – weighted average common shares outstanding	10,171	10,144	10,168	10,140

Diluted
Dilutive effect of stock options — employees, officers and directors	2	—	—	—

Adjusted weighted average common shares outstanding	10,173	10,144	10,168	10,140

Income (loss) per common share — basic and diluted:
Income from continuing operations	$0.35	$0.20	$0.53	$0.39
Income (loss) from discontinued operations, net of tax	$—	$(0.01)	$—	$(0.03)

Net income per common share	$0.35	$0.19	$0.53	$0.36

Common shares subject to outstanding stock options excluded from the adjusted weighted average common shares outstanding calculation were approximately 484,000 and 782,000 for the three and six month periods ended June 30, 2007 and 2006, respectively. These stock options were antidilutive and excluded from the calculation because the exercise prices of these stock options were greater than the average fair market value of the underlying common shares in the respective periods.
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
As of June 30, 2007, approximately $2.5 million was outstanding under the Second Amended Credit Agreement which is included in “Notes payable, less current portion” in the Condensed Consolidated Balance Sheet. As of June 30, 2007, AirNet had approximately $1.0 million in standby letters of credit outstanding related to insurance programs, which reduced the amount available under the Second Amended Credit Agreement. As of June 30, 2007, AirNet had approximately $11.5 million available to borrow under the Second Amended Credit Agreement.
As described below, on April 11, 2007, AirNet borrowed approximately $7.5 million under its revolving credit facility to repay in full AirNet’s term loan.
Other Term Loan
On March 24, 2005, AirNet entered into an $11.0 million three-year term loan with a fixed interest rate of 8.12%. This term loan was secured by seven Cessna Caravans and nine Learjet 35 aircraft from AirNet’s cargo aircraft fleet. On April 11, 2007, AirNet repaid in full the $7.5 million principal balance outstanding under the term loan with borrowings from AirNet’s revolving credit facility. In addition to the outstanding principal amount, AirNet paid approximately $0.1 million in accrued interest and early termination prepayment penalties. Upon repayment in full, the term loan was terminated in accordance with its terms.
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
As of June 30, 2007, AirNet’s deferred tax assets substantially consisted of an approximately $10 million asset related to lower book versus tax carrying values of its aircraft assets primarily attributable to the book impairment charges recognized in the prior periods that are not currently deductible for tax purposes and approximately $1.2 million related to net operating loss and alternative minimum tax credit carryforwards generated in prior periods. AirNet has determined that as of June 30, 2007, the “more likely than not” threshold under SFAS No. 109 has not been met and, therefore, has provided a full valuation allowance of approximately $10.9 million against its remaining net deferred tax assets.
During the three and six month periods ended June 30, 2007, net deferred tax assets decreased by approximately $1.1 million and $1.6 million, respectively, and the valuation allowance was reduced by the same amount. The difference between the effective income tax rate and the federal statutory income tax rate for the three and six month periods ended June 30, 2007 is primarily attributable to the net change in the valuation allowance.
The difference between the effective income tax rate and the federal statutory income tax rate for the three and six month periods ended June 30, 2006 was primarily attributable to changes in the valuation allowance for net operating loss carryforwards and Alternative Minimum Tax Credit carryforwards.
Effective January 1, 2007, AirNet adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of FIN 48 did not have an impact on AirNet’s condensed consolidated financial statements for the three and six month periods ended June 30, 2007.
AirNet’s policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes in the consolidated statement of operations. AirNet is open to federal and state tax audits until the applicable statute of limitations expire. Tax audits by their nature are often complex and can require several years to complete. AirNet is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003. For the majority of states where AirNet has a significant presence, it is no longer subject to tax examinations by tax authorities for tax years before 2002.
On December 31, 2006, AirNet filed for a discretionary income tax method change with the Internal Revenue Service (“IRS”). The discretionary method change requires IRS approval prior to the change being effective. As required by SFAS No. 109, the effect of the method change will be reported in the period in which IRS approval is obtained; therefore, AirNet has not reflected the anticipated impact of the method change in the June 30, 2007 financial statements. There is no certainty as to what extent or if the IRS will ultimately approve the elected method change as requested. However, if the method change is approved, it could materially reduce AirNet’s current taxes payable, its deferred tax assets and the need for the associated valuation allowance, and provide a significant refund of estimated taxes previously paid.
8. Aircraft Dispositions
On January 10, 2007, one of AirNet’s Learjets was damaged and subsequently declared not airworthy. AirNet received insurance proceeds of approximately $1.2 million on April 19, 2007 related to this loss. The gain on disposition of aircraft primarily reflects the excess of insurance proceeds over the net book value of this Learjet.
In February 2006, AirNet decided to market for sale all nine of the Cessna 310 Piston cargo aircraft as a result of the need to reduce its airline capacity and operating costs. At that date, AirNet determined that the plan of sale criteria of SFAS No. 144 had been met. The carrying value of the assets was determined to approximate the estimated fair value less cost to sell, based on recent aircraft appraisals. In November 2006, AirNet entered into an agreement to sell all nine of its Cessna 310 aircraft for approximately $0.5 million. AirNet delivered seven aircraft in the first quarter of 2007 and delivered the two remaining aircraft in June 2007.

AIRNET SYSTEMS, INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Safe Harbor Statement
Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet’s management, are forward-looking statements that involve risks and uncertainties. When used in this document, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “may”, “plan(s)”, “project” and similar expressions are intended to be among statements that identify forward-looking statements. Such statements involve risks and uncertainties which could cause actual results to differ materially from any forward-looking statement. The following factors, in addition to those included in the disclosures under the heading “ITEM 1A — RISK FACTORS” of Part I of AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and “ITEM 1A – RISK FACTORS” of Part II of this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those expressed in our forward-looking statements: potential regulatory changes by the Federal Aviation Administration (“FAA”), Department of Transportation (“DOT”) and Transportation Security Administration (“TSA”), which could increase the regulation of AirNet’s business, or the Federal Reserve, which could change the competitive environment of transporting cancelled checks; changes in the way the FAA is funded could increase AirNet’s operating costs; changes in check processing and shipment patterns of bank customers; the continued acceleration of migration of AirNet’s Bank Services customers to electronic alternatives to the physical movement of cancelled checks; AirNet’s ability to reduce its cost structure to match declining revenues and operating expenses; disruptions to the Internet or AirNet’s technology infrastructure, including those impacting AirNet’s computer systems and Website; the impact of intense competition on AirNet’s ability to maintain or increase its prices for Express Services (including fuel surcharges in response to rising fuel costs); the impact of prolonged weakness in the United States economy on time-critical shipment volumes; significant changes in the volume of shipments transported on AirNet’s air transportation network, customer demand for AirNet’s various services or the prices it obtains for its services; pilot shortages which could result in a reduction in AirNet’s flight schedule or require subcontracting of certain routes; disruptions to operations due to adverse weather conditions, air traffic control-related constraints or aircraft accidents; potential further declines in the values of aircraft in AirNet’s fleet and any related asset impairment charges; potential changes in locally and federally mandated security requirements; increases in aviation fuel costs not fully offset by AirNet’s fuel surcharge program; acts of war and terrorist activities; the acceptance of AirNet’s time-critical service offerings within targeted Express markets; technological advances and increases in the use of electronic funds transfers; the availability and cost of financing required for operations; insufficient capital for future expansion; and the impact of unusual items resulting from ongoing evaluations of AirNet’s business strategies; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. Please refer to the disclosures included in “ITEM 1A – RISK FACTORS” of Part I and in the section captioned “Forward-looking statements” in “ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of Part II of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 of AirNet Systems, Inc. (File No. 1-13025) and the disclosure included in “ITEM 1A – RISK FACTORS” of Part II of this Quarterly Report on Form 10-Q for additional details relating to risk factors that could affect AirNet’s results and cause those results to differ materially from those expressed in the forward-looking statements.
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

Management has discussed the development and selection of AirNet’s critical accounting policies and estimates with the Audit Committee of AirNet’s Board of Directors and with AirNet’s independent registered public accounting firm. Except for recent matters pertaining to income taxes as discussed further in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, AirNet’s critical accounting policies have not changed significantly from the policies disclosed under the caption “Critical Accounting Policies and Estimates” in “ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of Part II of AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
In connection with the transaction, AirNet agreed to provide certain transition services to Pinnacle and its subsidiaries for various specified time periods and various monthly fees, which initially aggregated to approximately $37,500 per month, primarily for aircraft maintenance services. Effective March 25, 2007, Pinnacle and AirNet extended the term of various transition services provided by AirNet to Pinnacle on a month to month basis. AirNet and Pinnacle also agreed to reduce the monthly fees for such transition services to $36,250 per month. In addition, in September 2006, AirNet entered into three subleases with New Jetride, under which New Jetride leased a portion of AirNet’s facilities located at Rickenbacker International Airport, Dallas Love Field and Birmingham International Airport. The aggregate monthly lease payment under the three subleases was approximately $10,000. Pinnacle terminated its subleases of AirNet’s facilities located at Birmingham International Airport and Dallas Love Field effective April 30, 2007 and June 30, 2007, respectively. The monthly rent under the Birmingham International Airport and Dallas Love Field subleases was $1,870 and $2,200 per month, respectively.

Results of Operations
Financial Overview
Net Revenues

Dollars in ‘000’s	Three Months Ended				Increase (Decrease)			Six Months Ended			Increase (Decrease)
	June 30,				2007 to 2006			June 30,			2007 to 2006
		% of		% of				% of		% of
Net Revenues	2007	Total	2006	Total	$	%	2007	Total	2006	Total	$	%
Revenues Net of Excise Tax:
Bank Services	$25,935	62%	$29,101	66%	$(3,166)	(11)%	$52,429	63%	$57,385	66%	$(4,956)	(9)%
Express Services	15,140	36%	14,981	34%	159	1%	29,354	35%	29,025	33%	329	1%
Aviation Services	1,095	2%	272	0%	823	303%	1,899	2%	649	1%	1,250	193%

Total Net Revenues	$42,170	100%	$44,354	100%	$(2,184)	(5)%	$83,682	100%	$87,059	100%	$(3,377)	(4)%

There were the same number of flying days and weekends in the three and six month periods ended June 30, 2007 and 2006.
Bank Services revenues declined in the three and six month periods ended June 30, 2007 as compared to the same periods in 2006, primarily due to a decrease in cancelled check volumes. Bank Services revenues and Express Services revenues are presented net of federal excise tax fees which were approximately 2% for Bank Services revenues and approximately 3% for Express Services revenues in each of the periods presented.
While AirNet’s Bank Services revenue declined approximately 11% in the three month period ended June 30, 2007 compared to the same period in 2006, AirNet’s net income from continuing operations benefited from a decrease in operating expenses as a result of the reduction in AirNet’s flight schedule on March 26, 2007 as discussed below. AirNet’s total Express Services revenues increased approximately 1% for the three and six month periods ended June 30, 2007 compared to the same periods in the prior year. AirNet’s Express Services revenues and contribution margin are not increasing at a rate sufficient to offset the accelerating decline in Bank Services revenues and contribution margin, which will require further substantial reductions in AirNet’s air transportation network. Given the high fixed costs of operating AirNet’s air transportation network, AirNet believes that it will be difficult to reduce operating costs in proportion to anticipated declines in Bank Services revenues. Furthermore, additional reductions in AirNet’s air transportation network will result in the elimination of certain delivery services to AirNet’s Bank Services and Express Services customers, resulting in additional declines in revenues. AirNet expects that the continuing decline in Bank Services revenues, combined with the high fixed costs of operating its air transportation network, will result in a significant decline in AirNet’s profitability in future periods. While AirNet continues to evaluate cost reductions to mitigate the decline in Bank Services revenues, there can be no assurances that such cost reductions can be implemented or, if fully implemented, such reductions would be sufficient to offset the trend of declining revenues and profitability in future periods.
AirNet generally assesses its Bank Services customers a fuel surcharge, which is generally based on the Oil Price Index Summary – Columbus, Ohio (OPIS) index. AirNet also assesses most of its Express Services customers a fuel surcharge based on the OPIS index, which is adjusted monthly based on changes in the OPIS index. As index rates fluctuate above a set threshold, surcharge rates will increase or decrease accordingly. The fuel surcharge rate is applied to the revenue amount billed to Bank Services and Express Services customers. AirNet assesses certain Express customers fuel surcharges based on negotiated contractual rates. The average fuel price on the OPIS index decreased approximately 0.4% and 2%, respectively, for the three and six month periods ended June 30, 2007 from the comparable periods in 2006. Fuel surcharge revenues for Bank Services and Express Services for the three and six month periods ended June 30, 2007 decreased approximately $1.1 million and $1.6 million, respectively, or 16% and 13%, respectively, from the comparable periods in 2006.

Bank Services Revenues

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		2007 to 2006		June 30,		2007 to 2006
Bank Services Revenues	2007	2006	$	%	2007	2006	$	%
Bank Services Revenues	$21,925	$24,783	$(2,858)	(12)%	$45,035	$49,528	$(4,493)	(9)%
Fuel Surcharge	4,010	4,318	(308)	(7)%	7,394	7,857	(463)	(6)%

Total Net Bank Services Revenues	$25,935	$29,101	$(3,166)	(11)%	$52,429	$57,385	$(4,956)	(9)%

Revenues before fuel surcharge:
Weekday Revenues Per Flying Day	$406	$465	$(59)	(13)%	$426	$472	$(46)	(10)%
Weekend Revenues Per Weekend	$122	$144	$(22)	(15)%	$126	$144	$(18)	(13)%
Bank Services shipments consist primarily of cancelled checks (checks processed for settlement), proof of deposit (unprocessed checks) and interoffice mail delivery. These shipments are transported on AirNet’s transportation network and, to a lesser extent, on commercial passenger airlines and dedicated AirNet aircraft charters for specific banks. Total net Bank Services revenues decreased in the three and six month periods ended June 30, 2007 compared to the same periods in 2006 due to, but to a lesser extent than, the decrease in total Bank Services pounds shipped per flying day. Weekday cancelled check pounds shipped per flying day declined approximately 27% and 26%, respectively, for the three and six month periods ended June 30, 2007 compared to the same periods in 2006; and declined approximately 9% and 8%, respectively, for the three and six month periods ended June 30, 2006 compared to the same periods in 2005. Proof of deposit and interoffice mail deliveries also declined, resulting in a total decrease in total Bank Services pounds shipped per flying day of approximately 23% for both the three and six month periods ended June 30, 2007 compared to the same periods in 2006; and declined approximately 5% and 4%, respectively, for the three and six month periods ended June 30, 2006 compared to the same periods in 2005. Bank Services cancelled check pounds shipped per flying day declined in each quarter of 2006 and the first and second quarters of 2007 at an increasing year-over-year rate.
Primarily as a result of the decline in cancelled check volumes, AirNet’s weekday revenues per flying day, excluding fuel surcharges, decreased approximately 13% and 10%, respectively, for the three and six month periods ended June 30, 2007 as compared to the same periods in 2006; and declined approximately 3% and 2%, respectively, for the three and six month periods ended June 30, 2006 compared to the same periods in 2005. AirNet expects Bank Services revenues will continue to decline in 2007 and thereafter as a result of continued reductions in cancelled check volume and as a result of the significant reduction in the number of flights conducted by AirNet’s air transportation network, as described below.
Bank Services Cancellations
As a result of decreased demand for air transportation services, during 2006 AirNet received a number of service cancellations from its banking customers. These cancellations, which took effect at various times during 2006, did not impact AirNet’s 2006 banking revenues on a full year basis. The full financial effect of such periodic service cancellations is not realized until future reporting periods that commence on or after the effective date of the cancellations.
During 2007, AirNet has continued to receive periodic service cancellations from its banking customers, which will result in further reductions in AirNet’s 2007 Bank Services revenues. During the three and six month periods ended June 30, 2007, AirNet received revenues of approximately $2.1 million and $6.2 million with respect to the service cancellations which are or will be effective at various dates throughout 2007. As discussed above, the full financial effect of such service cancellations is not realized until future reporting periods that commence on or after the effective date of the cancellations. The cancellations which are effective at various dates throughout 2007 represented approximately $13.4 million of revenues on an annual basis in 2006, including approximately $1.7 million of fuel surcharge revenues.

AirNet anticipates that it will receive additional service cancellations from its banking customers in the second half of 2007, which will result in further reductions in AirNet’s 2007 Bank Services revenues. AirNet has also experienced declines in Bank Services revenues as a result of lower shipment weights on services which are subject to variable pricing and as a result of price reductions on fixed rate services as a result of lower shipment weights.
AirNet continues to consult with its banking customers to determine their future requirements for air transportation services as they transition to image products and other electronic alternatives to the physical movement of cancelled checks. As a result of these discussions, AirNet made significant changes to its air transportation network to meet the evolving service needs of its Bank Services customers, lowering their transportation costs in many cases. These changes, which became effective March 26, 2007, resulted in the elimination of 45 flights, or approximately 10%, of AirNet’s weekday flight schedule. A substantial portion of the shipment volume previously transported on the eliminated flights was transitioned to other AirNet flights as AirNet continues to work closely with its Bank Services customers to adjust pick up and delivery deadlines to meet their changing service requirements. AirNet’s Bank Services revenues are expected to decline by approximately $4.2 million on an annual basis, including approximately $0.5 million of fuel surcharges, as a direct result of these changes to AirNet’s air transportation network. This decline in AirNet’s Bank Services revenues is in addition to the reductions in Bank Services revenues resulting from the service cancellations, lower shipment weights and price reductions discussed in the preceding paragraph.
Reductions in AirNet’s variable operating costs resulting from the March 26, 2007 changes in its air transportation network are expected to substantially offset the anticipated loss of revenues resulting directly from these changes. AirNet did not reduce the number of aircraft in its fleet as a result of these changes in its air transportation network due to the number of aircraft needed to meet the continuing service requirements of its Bank Services and Express Services customers. AirNet expects that the accelerating decline in Bank Services revenues will require substantial further reductions in AirNet’s air transportation network.
Express Services Revenues

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		2007 to 2006		June 30,		2007 to 2006
Express Services Revenues	2007	2006	$	%	2007	2006	$	%

Express Revenues — Non Charter	$9,703	$8,640	$1,063	12%	$18,925	$17,510	$1,415	8%
Express Revenues — Charter	3,638	3,748	(110)	(3)%	7,042	6,980	62	1%
Fuel Surcharge	1,799	2,593	(794)	(31)%	3,387	4,535	(1,148)	(25)%

Total Net Express Services Revenues	$15,140	$14,981	$159	1%	$29,354	$29,025	$329	1%

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
Express Revenues – Non Charter represents revenues AirNet derives from Express shipments on AirNet’s air transportation network, commercial passenger airlines and point-to-point surface (ground only) shipments. Although the total number of express shipments declined in the three and six month periods ended June 30, 2007 compared to the same periods in 2006, revenues increased primarily because of rate increases and an overall increase in the average weight per shipment. A substantial portion of the Express Services price increases that were instituted in the fourth quarter of 2006 and the first quarter of 2007 increased the base transportation rates and lowered fuel surcharge rates resulting in an increase in Express Revenues – Non Charter and a corresponding decrease in fuel surcharge revenues. Revenues before fuel surcharges for point-to-point surface shipments increased approximately 46% and 48%, respectively, for the three and six month periods ended June 30, 2007 compared to the same periods in 2006 as a result of an increase in shipment weights and distances transported.
The total number of Non Charter Express shipments decreased approximately 10% and 9%, respectively, for the three and six month periods ended June 30, 2007 from the same periods in 2006. The number of Non Charter shipments transported on AirNet’s air transportation network decreased approximately 14% and 13%, respectively, over the comparable periods in 2006. The number of Non Charter Express shipments transported on commercial passenger airlines decreased approximately 7% and 3%, respectively, for the three and six month periods ended June 30, 2007 compared to the same periods in 2006. The number of Non Charter Express shipments transported via point-to-point surface shipments decreased approximately 2% for the three month period ended June 30, 2007 and increased approximately 0.4% for the six month period ended June 30, 2007 compared to the same periods in 2006.
AirNet instituted a price increase on July 16, 2007 for one of its larger Express Services customers that provides distribution services to the entertainment industry. The price increase was implemented as a result of very low contribution margins that AirNet was realizing from this customer. The customer ceased shipping with AirNet shortly after the price increase was implemented. This customer represented approximately 4% of Express Services revenues for the three and six month periods ended June 30, 2007, approximately 5% of Express Services revenues for the three and six month periods ended June 30, 2006, and approximately 7% of Express Services revenues for the year ended December 31, 2006.
Express Revenues – Charter represent revenues AirNet derives from scheduled and unscheduled cargo charters transported on AirNet’s airline and on aircraft operated by other third parties. AirNet typically provides charter solutions for customers involved in radioactive pharmaceuticals, entertainment and the life sciences industry.
Revenue yields per pound are similar for Bank Services and Express Services shipments; however, because the density of cancelled check shipments is much greater than the typical Express Services shipment, contribution margins on Bank Services shipments are substantially higher than Express Services shipments after considering the cubic dimension of shipments. Furthermore, due to the unscheduled nature of most Express Services shipments, pick-up and delivery costs per shipment are higher for Express Services shipments than Bank Services shipments. Lower check delivery volumes due to the increased use of image products and other electronic alternatives to the physical movement of cancelled checks will contribute to a significant reduction in AirNet’s Bank Services revenues and contribution margin in future periods.
Aviation Services
Aviation Services revenues primarily relate to AirNet’s fixed base operation services for fuel sales and aircraft maintenance provided in Columbus, Ohio. The increase in Aviation Services primarily resulted from certain retail maintenance services provided to Pinnacle as described above under “Sale of Jetride’s Passenger Charter Business”.
Costs and Expenses

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)		Six Months Ended		Increase (Decrease)
	June 30,		2007 to 2006		June 30,		2007 to 2006
Costs and Expenses	2007	2006	$	%	2007	2006	$	%

Aircraft fuel	$6,387	$7,723	$(1,336)	(17)%	$12,510	$14,715	$(2,205)	(15)%
Aircraft maintenance	5,973	4,128	1,845	45%	13,301	8,223	5,078	62%
Operating wages and benefits	4,519	4,736	(217)	(5)%	9,451	9,711	(260)	(3)%
Contracted air costs	3,788	4,439	(651)	(15)%	7,571	8,608	(1,037)	(12)%
Ground courier	8,759	8,717	42	0%	17,665	16,896	769	5%
Depreciation	1,256	2,930	(1,674)	(57)%	2,502	5,813	(3,311)	(57)%
Insurance, rent and landing fees	2,058	2,112	(54)	(3)%	4,196	3,989	207	5%
Travel, training and other operating	1,509	1,147	362	32%	3,093	2,678	415	15%
Selling, general and administrative	4,118	4,772	(654)	(14)%	8,380	9,237	(857)	(9)%
Net gain on disposition of assets	(3)	(4)	1	*	(883)	(12)	(871)	*

Total Costs and Expenses	$38,364	$40,700	$(2,336)	(6)%	$77,786	$79,858	$(2,072)	(3)%

*	The percentage increase (decrease) is not meaningful.
Total aircraft fuel expense decreased primarily as a result of fewer hours flown. Aircraft hours flown decreased approximately 12% and 9%, respectively, for the three and six month periods ended June 30, 2007 compared to the same periods in 2006. The average fuel price on the OPIS index decreased approximately 0.4% and 2%, respectively, for the three and six month periods ended June 30, 2007 over the comparable periods in 2006.
Aircraft maintenance is primarily based on pre-determined inspection intervals, determined by hours flown, cycles and the number of aircraft take-offs and landings. High use, older aircraft that are no longer in production, such as those in AirNet’s cargo fleet, incur higher maintenance costs than lower use, newer aircraft. The increase in aircraft maintenance expense reflects the following factors: expensing approximately 75% of the engine maintenance plan prepayments, as further described below; the increase in retail maintenance services provided to third parties; the timing of major maintenance events; and the age of AirNet’s cargo fleet, including Learjets which averaged approximately 25 years in service at the end of 2006, and the related increase in maintenance required on older aircraft.
AirNet uses manufacturer engine maintenance plans to provide maintenance for recurring inspections and major overhaul maintenance for most of the engines in its Learjet fleet. Approximately 95% of AirNet’s Learjet 35 aircraft engines are covered under manufacturer engine maintenance plans. Under the manufacturer engine maintenance plans, AirNet pays in advance for certain maintenance, repair and overhaul costs based on an amount per hour for each hour flown. In October 2006, following the write down of a substantial portion of the prepaid assets related to these engine maintenance plans in connection with the 2006 asset impairment charge, AirNet changed its estimate of the portion of these payments that should be capitalized and began expensing approximately 75% of the prepayments, which are included in aircraft maintenance expense. Management estimates that expensing payments made under manufacturer engine maintenance plans at this rate will maintain engine values at the amounts determined to be appropriate as part of the 2006 asset impairment charge. The portion of the prepayments expensed totaled approximately $1.3 million and $2.7 million, respectively, for the three and six month periods ended June 30, 2007.
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
Contracted air costs include expenses associated with shipments transported on commercial passenger airlines and costs to third-party aircraft operators for subcontracted air routes to support or supplement AirNet’s national air transportation network. Approximately 15% of AirNet’s cargo flights per night are subcontracted to third-party aircraft operators. Costs related to back-up and subcontracted air routes decreased approximately 19% and 11%, respectively, for the three and six month periods ended June 30, 2007 from the comparable periods in 2006 primarily due to the elimination and restructuring of certain air routes that had been outsourced to third-party operators. Commercial freight costs also decreased for the three and six month periods ended June 30, 2007 compared to the same periods in 2006 primarily due to the decrease in Bank Services and Express Services shipments transported on commercial passenger airlines.
Ground courier costs increased slightly for the three month period ended June 30, 2007 and increased approximately $0.8 million for the six month period ended June 30, 2007 compared to the same periods in 2006. AirNet’s Express customers are more costly to serve than AirNet’s traditional Bank customers due to more unscheduled pickup and delivery services which are typically performed in more geographically dispersed locations. Additionally, ground courier costs increased for the six month period ended June 30, 2007 as a result of the increases in shipment weights and distances transported compared to the same period in 2006. Point-to-point surface shipments have a significantly higher ground courier expense to revenue ratio than shipments that are transported on AirNet’s aircraft or on commercial airlines.
Aircraft depreciation decreased for the three and six month periods ended June 30, 2007 from the comparable periods in 2006 primarily due to the reduction in AirNet’s aircraft values as a result of the impairment charges recorded in 2006. Additionally, aircraft engine depreciation, which is based on engine hours operated, decreased because of the decline in flight hours for the three and six month periods ended June 30, 2007 compared to the same periods in 2006. Management expects 2007 depreciation expense to remain significantly below 2006 levels as a result of the 2006 asset impairment charge and a decrease in flight hours.
Travel, training and other operating expenses increased in the three and six month periods ended June 30, 2007 compared to the same periods in 2006 primarily due to increased aircraft pilot travel and training costs and as a result of overall increases in other costs at certain field operational locations.
The decrease in selling, general and administrative costs is primarily due to approximately $0.7 million and $1.0 million, respectively, of incentive compensation expense recorded in the three and six month periods ended June 30, 2006 compared to $0.1 million of incentive compensation expense recorded in the comparable periods in 2007.

On January 10, 2007, one of AirNet’s Learjets was damaged and subsequently declared not airworthy AirNet received insurance proceeds of approximately $1.2 million on April 19, 2007 related to this loss. The gain on disposition of aircraft primarily reflects the excess of insurance proceeds over net book value of this Learjet.
The decrease in interest expense related to continuing operations of approximately $0.3 million and $0.7 million, respectively, for the three and six month periods ended June 30, 2007 compared to the same periods in 2006 primarily reflects the reduction in the average debt outstanding, including the substantial reduction in September 2006 of the amount outstanding under AirNet’s revolving credit facility and the repayment in full of the principal balance outstanding under AirNet’s term loan.
AirNet’s effective tax rates, excluding the effect of discontinued operations, were 2.8% and 35.7%, respectively, for the three month periods ended June 30, 2007 and 2006 and were 3.6% and 36.4%, respectively, for the six month periods ended June 30, 2007 and 2006. The effective tax rates deviate from statutory federal, state and local rates primarily as a result of tax benefits from changes in the valuation allowance for deferred tax assets of approximately $(1.1) million and $(0.2) million, respectively, for the three month period ended June 30, 2007 and 2006 and approximately $(1.6) million and $(0.3) million, respectively, for the six month period ended June 30, 2007 and 2006.
Accounting principles generally accepted in the United States require AirNet to record a valuation allowance against future deferred tax assets if it is “more likely than not” that AirNet will not be able to utilize such benefits in the future. At June 30, 2007 and December 31, 2006, AirNet maintained a valuation allowance of $10.9 million and $12.5 million, respectively. In 2007, the valuation allowance offset deferred tax assets in excess of deferred tax liabilities. In 2006, the valuation allowance offset AirNet’s net operating loss carry forwards and Alternative Minimum Tax credit carry forwards.
On December 31, 2006, AirNet filed for a discretionary income tax method change with the Internal Revenue Service (“IRS”). The discretionary method change requires IRS approval prior to the change being effective. As required by SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) the effect of the method change will be reported in the period in which IRS approval is obtained; therefore, AirNet has not reflected the anticipated impact of the method change in the June 30, 2007 financial statements. There is no certainty as to what extent or if the IRS will ultimately approve the elected method change as requested. However, if the method change is approved, it could materially change AirNet’s current taxes payable, its deferred tax assets and the need for the associated valuation allowance, and provide a significant refund of estimated taxes previously paid.
Liquidity and Capital Resources
Cash flow from operating activities – Continuing Operations
Net cash provided by operating activities from continuing operations was approximately $4.8 million for the six month period ended June 30, 2007, compared to approximately $8.2 million for the same period in 2006. The approximate $3.4 million decrease in cash from operating activities was due to a $6.3 million decline in non-cash adjustments reduced by a $1.4 million increase in income from continuing operations and a $1.5 million increase in working capital component changes. Net income adjustments for non-cash items include the approximate $0.9 million non-operating gain relating to the disposition of aircraft, the 2007 reduction in non-cash depreciation expense of approximately $3.3 million (as discussed above), and the $2.2 million reduction in deferred income taxes attributable to changes in the valuation allowance. The increase in cash attributable to changes in working capital components was primarily due to the reduction in accounts receivable offsetting the estimated tax payments made in the first quarter of 2007 and reduction in accrued salaries and related liabilities attributable to the reduction in incentive compensation.
Cash flow from operating activities – Discontinued Operations
Net cash provided by operating activities from discontinued operations of approximately $0.4 million for the six month period ended June 30, 2007 primarily reflects collection of outstanding Jetride receivables, while the comparable period of 2006 reflects operating activities.
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
As of June 30, 2007, approximately $2.5 million was outstanding under the Second Amended Credit Agreement which is included in “Notes payable, less current portion” in the Condensed Consolidated Balance Sheet. As of June 30, 2007, AirNet had approximately $1.0 million in letters of credit outstanding related to insurance programs, which reduced the amount available under the Second Amended Credit Agreement. As of June 30, 2007, AirNet had approximately $11.5 million available to borrow under the Second Amended Credit Agreement.
As described below, on April 11, 2007, AirNet borrowed approximately $7.5 million under its revolving credit facility to repay in full AirNet’s term loan.
Other Term Loan
On March 24, 2005, AirNet entered into an $11.0 million three-year term loan with a fixed interest rate of 8.12%. This term loan was secured by seven Cessna Caravans and nine Learjet 35 aircraft from AirNet’s cargo aircraft fleet. On April 11, 2007, AirNet repaid in full the $7.5 million principal balance outstanding under the term loan with borrowings from AirNet’s revolving credit facility. In addition to the outstanding principal amount, AirNet paid approximately $0.1 million in accrued interest and early termination prepayment penalties. Upon repayment in full, the term loan was terminated in accordance with its terms.
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
Investing Activities – Continuing Operations
Capital expenditures from continuing operations totaled approximately $2.9 million for the six month period ended June 30, 2007 versus approximately $4.6 million for the same period in 2006. The 2007 and 2006 expenditures were primarily for major aircraft engine overhauls. AirNet anticipates it will spend between $5.5 million and $6.5 million in total capital expenditures in 2007. The proceeds from sales of property and equipment primarily reflect insurance proceeds from a damaged Learjet declared not airworthy, and amounts received upon the disposition of nine Cessna 310s delivered in the first half of 2007 under the terms of a sales agreement.

AirNet anticipates that operating cash and capital expenditure requirements will continue to be funded by cash flow from operations, cash on hand, borrowings under the Second Amended Credit Agreement or other sources, including leasing and the sale of aircraft. There were no material capital commitments at June 30, 2007.
There have been no material changes in AirNet’s contractual obligations, other than the repayment of AirNet’s term loan as described in Note 6 of the Notes to Condensed Consolidated Financial Statements, from those disclosed in AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Investing Activities – Discontinued Operations
Net cash was provided by investing activities related to discontinued operations for the six month period ended June 30, 2007 as a result of a partial release of escrowed cash closing proceeds from the sale of Jetride in September 2006. Net cash was used by investing activities in the comparable period in 2006, for capital expenditures, primarily for aircraft engine overhauls.
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
The U. S. Department of Transportation (“DOT”) and Transportation Security Administration (“TSA”) have regulatory authority concerning operational and security concerns in transportation, including safety, insurance and hazardous materials. AirNet holds various operational certificates issued by these and other governmental agencies, including grantee status to DOT-SP 7060 Special Permit and a Transport Canada Permit for Equivalent Level of Safety, which permit AirNet to transport higher volumes of time-critical radioactive pharmaceuticals than is allowed by the DOT and Transport Canada for most carriers operating aircraft of similar size. AirNet’s grantee status under the DOT-SP 7060 Special Permit expires in August 2010 and its Permit for Equivalent Level of Safety expires in March 2008. These permits may be renewed at such times. AirNet is also subject to regulation by the Food and Drug Administration, which regulates the transportation of pharmaceuticals and live animals, as well as by various state and local authorities.
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
On August 3, 2007, President Bush signed into law the “Improving America’s Security Act of 2007” (the “Act”). The Act mandates heightened inspection and screening measures for cargo placed on commercial passenger airlines and requires all cargo placed on commercial passenger airlines after August 3, 2010 to be screened for threats to transportation security. When implemented, the heightened inspection and screening measures required under the

Act may necessitate earlier tendering times for cargo transported on commercial passenger airlines, which may impact AirNet’s ability to meet current shipping timeframes for its customers.
On February 14, 2007, the FAA submitted its reauthorization funding proposal to Congress entitled “The Next Generation Air Transportation System Financing Reform Act of 2007”. The FAA proposal, if enacted, would significantly change the way the federal government funds the FAA. The FAA proposal would shift a significant portion of the FAA’s funding from general tax receipts to a fee based funding system. The FAA proposal, if enacted, would also increase the federal tax on aviation fuel. Neither the U.S. Senate nor the House of Representatives adopted all of the FAA’s funding recommendations contained in the “The Next Generation Air Transportation System Financing Reform Act of 2007”. The U.S. Senate and House of Representatives have proposed alternative FAA funding legislation entitled, respectively, the “Aviation Investment and Modernization Act of 2007” and the “FAA Reauthorization Act of 2007”. The U.S. Senate’s initial proposed FAA funding legislation included a proposed $25 per landing surcharge. The financial impact of any FAA funding legislation on AirNet is dependent on the version of the legislation that is ultimately enacted into law. AirNet will closely monitor the pending legislation to determine the financial impact on its costs of operation.
Off-Balance Sheet Arrangements
AirNet had no “off-balance sheet” arrangements as of June 30, 2007, as that term is defined by the Securities and Exchange Commission.
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
ITEM 3 – Quantitative and Qualitative Disclosures About Market Risk
Inflation and Interest Rates
AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business. AirNet’s primary market risk exposure relates to interest rate risk. At June 30, 2007, AirNet had a $2.5 million outstanding balance under its Second Amended Credit Agreement (described above in the section captioned “Liquidity and Capital Resources – Financing Activities – Continuing Operations” in “ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION” of this Quarterly Report on Form 10-Q). On March 29, 2007, AirNet and its lender (The Huntington National Bank) amended the terms and conditions of the Amended Credit Agreement by entering into the Second Amended Credit Agreement. The Second Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Second Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio as defined in the Second Amended Credit Agreement and (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio. Assuming borrowing levels at June 30, 2007, a one hundred basis point change in interest rates would impact net interest expense by approximately $25,000 per year.
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
Changes in Internal Control Over Financial Reporting
There were no changes in AirNet’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during AirNet’s quarterly period ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, AirNet’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 – Legal Proceedings
In July 2006, AirNet received a letter from an attorney representing an association of software publishers indicating that the association had evidence that AirNet had engaged in the unlawful installation and use of certain software products. At the request of the association’s attorney, AirNet conducted a company wide review of its use of software published by members of the association. AirNet’s internal review did not disclose any unauthorized installation or use of such software and the results of the review were submitted to the association’s attorney. The attorney for the association subsequently requested certain supplemental information regarding AirNet’s software usage, which AirNet supplied to the attorney for the association. By letter dated July 23, 2007, the attorney for the association informed AirNet that the association had decided to close its file on this matter based upon the cooperation AirNet had exhibited in connection with the audit. The attorney indicated that the closing of the file was done without waiver of any right or remedy the association might have against AirNet should new information be discovered which might reflect unauthorized software usage by AirNet.
Other than the item noted above, there are no pending legal proceedings involving AirNet and its subsidiaries other than routine litigation incidental to their respective business. In the opinion of AirNet’s management, these proceedings should not, individually or in the aggregate, have a material adverse effect on AirNet’s results of operations or financial condition
ITEM 1A – Risk Factors
There are certain risks and uncertainties in AirNet’s business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A – RISK FACTORS” of Part I of AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”), we included a detailed discussion of AirNet’s risk factors. These risk factors could materially affect our business, financial condition or future results. The risk factors described in AirNet’s 2006 Form 10-K are not the only risks facing AirNet. The following risk factors as well as additional risks and uncertainties not currently known to AirNet or that AirNet currently deems to be immaterial also may materially adversely affect AirNet’s business, financial condition and/or operating results.

Proposed legislative changes in the manner in which the FAA is funded by the federal government may increase AirNet’s operating costs.
On February 14, 2007, the FAA proposed legislation to Congress that would significantly alter the manner in which the federal government funds the FAA. The proposed legislation, entitled the “Next Generation Air Transportation System Financing Reform Act of 2007” would generate revenue to fund FAA operations from a number of sources, including the imposition of certain fees for using the air traffic system and increases in the fuel tax. Neither the Senate nor the House of Representatives adopted the FAA’s proposed legislation, and the Senate and the House of Representatives each introduced its own FAA funding legislation entitled, respectively, the “Aviation Investment and Modernization Act of 2007” and the “FAA Reauthorization Act of 2007”. The Senate and House of Representative proposed bills have been referred to their respective committees and neither bill has been approved by the full Senate or full House of Representatives. Any FAA funding legislation that contains new user fees or increases the fuel tax, if enacted, would significantly increase AirNet’s operating costs and could adversely impact AirNet’s financial performance.
The U.S. aviation industry is experiencing a shortage of qualified pilots which could adversely impact AirNet’s flight schedule and air transportation network.
The U.S. aviation industry is currently experiencing a shortage of qualified pilots. AirNet competes for qualified pilots with major passenger airlines, regional passenger carriers, fractional ownership operators, corporate flight departments, and other cargo airlines. AirNet’s inability to recruit and retain a sufficient number of qualified pilots could adversely impact AirNet’s air transportation network and require AirNet to charter certain routes to other third party operators or reduce its current flight schedule. AirNet’s inability to maintain its current flight schedule as a result of a pilot shortage would have a significant and immediate adverse effect on AirNet’s business. The shortage of qualified pilots also will require AirNet to increase the compensation of pilots in order to attract and retain qualified pilots.
ITEM 2 – Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	Neither AirNet Systems, Inc. nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of AirNet Systems, Inc. during the quarterly period ended June 30, 2007. On February 18, 2000, AirNet Systems, Inc. announced a stock repurchase plan under which up to $3.0 million of its common shares may be repurchased from time to time. These repurchases may be made in open market transactions or through privately negotiated transactions. As of June 30, 2007, AirNet Systems, Inc. had the authority to repurchase approximately $0.6 million of its common shares under this stock repurchase plan.
ITEM 3 – Defaults Upon Senior Securities.
Not Applicable.
ITEM 4 – Submission of Matters to a Vote of Security Holders.
(a) The 2007 Annual Meeting of Shareholders (the “2007 Annual Meeting”) of AirNet Systems, Inc. was held on June 6, 2007. The number of common shares of AirNet Systems, Inc. outstanding and entitled to vote at the 2007 Annual Meeting was 10,168,588. The number of common shares represented in person or by proxy at the 2007 Annual Meeting was 9,879,526.
(b) Directors elected at the 2007 Annual Meeting for terms expiring at the 2008 Annual Meeting of Shareholders:

Director	For	Withheld
James M. Chadwick	9,663,258	216,268
Russell M. Gertmenian	9,549,689	329,837
Gerald Hellerman	9,547,699	331,827
Bruce D. Parker	9,564,058	315,468
James E. Riddle	9,594,101	305,368
(c) Adoption of proposed amendments to Sections 1.04(A) and 1.04(B) of AirNet’s Code of Regulations:

	For	Against	Abstain
Adoption of Amendments to Sections 1.04(A) and 1.04(B) of AirNet’s Code of Regulations	9,594,101	273,920	11,505
ITEM 5 – Other Information
On August 10, 2007, the Compensation Committee of the Board of Directors of AirNet Systems, Inc. (“the Board”), authorized an incentive compensation payment in the amount of $72,000 to Mr. Bruce D. Parker, AirNet’s Chairman of the Board, Chief Executive Officer and President. Subject to the provisions of Mr. Parker’s 2007 Incentive Compensation Plan, Mr. Parker was awarded 40% of his annual base salary for the six months ended June 30, 2007 based upon the full attainment of the personal goals established for Mr. Parker by the Board of Directors.
ITEM 6 – Exhibits
Exhibits:

Exhibit No.	Description	Location
3.1	Certificate Regarding Adoption of Amendments to Sections 1.04(A) and 1.04(B) of AirNet Systems, Inc.’s Code of Regulations by the Shareholders on June 6, 2007	Incorporated herein by reference from Exhibit 3.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated June 11, 2007 and filed with the SEC on the same date (File No. 1-13025)

3.2	Code of Regulations of AirNet Systems, Inc. (reflecting all amendments through June 6, 2007) [for SEC reporting compliance purposes only]	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith

AIRNET SYSTEMS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRNET SYSTEMS, INC.
Dated: August 14, 2007	By:	/s/ Gary W. Qualmann
Gary W. Qualmann,
Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer) (Principal Financial Officer)

Dated: August 14, 2007	By:	/s/ Ray L. Druseikis
Ray L. Druseikis,
Vice President of Finance and Controller (Duly Authorized Officer) (Principal Accounting Officer)

AIRNET SYSTEMS, INC.
INDEX TO EXHIBITS

Exhibit No.	Description	Location
3.1	Certificate Regarding Adoption of Amendments to Sections 1.04(A) and 1.04(B) of AirNet Systems, Inc.’s Code of Regulations by the Shareholders on June 6, 2007	Incorporated herein by reference from Exhibit 3.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated June 11, 2007 and filed with the SEC on the same date (File No. 1-13025)

3.2	Code of Regulations of AirNet Systems, Inc. (reflecting all amendments through June 6, 2007) [for SEC reporting compliance purposes only]	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith