Form 10-Q
period 2007-09-30
AIRNET SYSTEMS INC
filed 2007-11-13
CIK 1011696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
As of November 7, 2007, 10,176,459 of the Registrant’s common shares, par value $0.01, were outstanding.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

In thousands, except par value data	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,680	$2,244
Accounts receivable, less allowances	19,519	22,345
Deposits and prepaids	2,563	2,463
Assets related to discontinued operations	—	1,465
Assets held for sale	—	280

Total current assets	24,762	28,797

Net property and equipment	25,140	27,690

Deposits and other assets	60	60

Total assets	$49,962	$56,547

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,866	$8,876
Salaries and related liabilities	2,628	4,716
Current portion of notes payable	—	1,944
Taxes payable	1,393	935
Other liabilities related to discontinued operations	—	50

Total current liabilities	11,887	16,521

Notes payable, less current portion	—	6,011

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,763 issued at September 30, 2007 and at December 31, 2006	128	128
Additional paid-in-capital	76,992	76,906
Retained deficit	(15,862)	(19,746)
Accumulated other comprehensive loss	(13)	(13)
Treasury shares, 2,590 and 2,598 common shares held at cost at September 30, 2007 and December 31, 2006, respectively	(23,170)	(23,260)

Total shareholders’ equity	38,075	34,015

Total liabilities and shareholders’ equity	$49,962	$56,547

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

In thousands, except per share data	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
NET REVENUES, NET OF EXCISE TAX
Bank services	$24,559	$27,559	$76,988	$84,944
Express services	14,100	15,243	43,454	44,268
Aviation services	771	185	2,670	834

Total net revenues	39,430	42,987	123,112	130,046

COSTS AND EXPENSES
Aircraft fuel	6,395	7,411	18,905	22,125
Aircraft maintenance	5,310	3,737	18,611	12,021
Operating wages and benefits	4,628	4,719	14,079	14,430
Contracted air costs	4,018	3,968	11,589	12,576
Ground courier	7,926	9,517	25,591	26,414
Depreciation	1,216	2,663	3,718	8,415
Insurance, rent and landing fees	1,861	2,045	6,057	6,034
Travel, training and other operating	1,358	1,253	4,451	3,931
Selling, general and administrative	4,568	3,686	12,948	12,923
Net (gain) on disposition of assets	0	(80)	(883)	(92)
Impairment of assets	2,217	24,560	2,217	24,560

Total costs and expenses	39,497	63,479	117,283	143,337

Income (loss) from continuing operations before interest and income taxes	(67)	(20,492)	5,829	(13,291)
Interest expense (income)	(12)	249	295	1,222

Income (loss) from continuing operations before income taxes	(55)	(20,741)	5,534	(14,513)
Provision (benefit) for income taxes	1,450	(2,311)	1,650	(44)

Income (loss) from continuing operations	(1,505)	(18,430)	3,884	(14,469)

Income from discontinued operations, net of tax	—	313	—	17

Net income (loss)	$(1,505)	$(18,117)	$3,884	$(14,452)

Income (loss) per common share — basic and diluted:
Continuing operations	$(0.15)	$(1.82)	$0.38	$(1.43)
Discontinued operations	—	0.03	—	0.00

Net income (loss) per common share — basic and diluted	$(0.15)	$(1.79)	$0.38	$(1.43)

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

In thousands	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Income (loss) from continuing operations	$3,884	$(14,469)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	3,718	8,415
Impairment of assets	2,217	24,560
Net (gain) on disposition of assets	(883)	—
Deferred income taxes	—	(5,311)
Stock-based compensation expense	160	87
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	2,826	(2,466)
Taxes receivable or payable	458	5,511
Deposits and prepaids	(100)	(1,057)
Accounts payable and accrued expenses	(1,269)	(708)
Salaries and related liabilities	(2,088)	(1,363)
Deferred income taxes	—	(124)
Other — net	280	—

Net cash provided by (used in) continuing operations	9,203	13,075
Net cash provided by (used in) discontinued operations	415	2,196

Net cash provided by (used in) operating activities	9,618	15,271

Investing activities:
Purchases of property and equipment — net	(3,986)	(6,927)
Proceeds from the sales of property and equipment	1,743	—

Net cash provided by (used in) continuing operations	(2,243)	(6,927)
Net cash provided by (used in) discontinued operations	1,000	37,103

Net cash provided by (used in) investing activities	(1,243)	30,176

Financing activities:
Net borrowings (repayments) of debt	(7,955)	(16,311)
Other — net	16	122

Net cash provided by (used in) continuing operations	(7,939)	(16,189)
Net cash provided by (used in) discontinued operations	—	(29,780)

Net cash provided by (used in) financing activities	(7,939)	(45,969)

Net increase (decrease) in cash	436	(522)
Cash and cash equivalents at beginning of period	2,244	1,590

Cash and cash equivalents at end of period	$2,680	$1,068

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
AirNet Systems, Inc. (“AirNet”) is a specialty air carrier for time-sensitive deliveries, operating between most major cities in the United States of America (“U.S.”) each working day. AirNet is a leading transporter of cancelled checks and related information for the U.S. banking industry. AirNet also provides specialized, high-priority delivery services to customers, primarily those involved in medical testing laboratories, radioactive pharmaceuticals, medical equipment, controlled sensitive media and mission critical parts industries. During the first nine months of 2006, AirNet also provided private passenger charter services through its wholly-owned subsidiary, Jetride, Inc. (“Jetride”). The Jetride passenger charter business was sold on September 26, 2006 as described in Note 4 below.
The accompanying condensed consolidated financial statements include the accounts of AirNet and its subsidiaries. These financial statements are unaudited and have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted as permitted by the instructions for Form 10-Q. The Condensed Consolidated Balance Sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by U.S. GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results for the full year ending December 31, 2007.
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
In September 2006, the Financial Accounting Standards Board (FASB) issued Staff Position No. AUG-AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG-AIR-1”). FSP AUG-AIR-1 provides guidance on the accounting for planned major maintenance activities in the airline industry. The guidance is applicable for fiscal years beginning after December 15, 2006. The guidance provided in FSP AUG-AIR-1 has not had a significant impact on the determination or reporting of AirNet’s financial results.
2. Impairment of Assets
AirNet recognizes impairment losses on long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). AirNet recognizes impairment losses on long-lived assets when events or changes in circumstances indicate, in management’s judgment, that AirNet’s assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets. The carrying value of the assets not recoverable is reduced to estimated fair market value if lower than carrying value. In determining the estimated fair market value of the assets, AirNet considers information provided by third party valuation firms retained to assist AirNet in completing its analysis, published market data and recent transactions involving sales of similar assets.
September 30, 2007 Asset Impairment Charge
AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank Services customers. As a result of continuing trends in the implementation of electronic payment alternatives and electronic alternatives to the physical movement of cancelled checks, as of September 30, 2007, AirNet evaluated for impairment its long-lived assets used in its airline operations, consisting primarily of aircraft, aircraft parts and its airport hangar and office facility located at Rickenbacker International Airport (the “Rickenbacker Facility”). The undiscounted cash flows estimated to be generated by those assets including disposal values were less than the related carrying values and therefore, pursuant to the requirements of SFAS No. 144, the estimated fair values of these assets were compared to carrying value and the carrying values were reduced by a $2.2 million non-cash impairment charge. As a result of AirNet’s evaluation of the required valuation allowance for deferred tax assets, no tax benefit was recognized related to this impairment charge as described in Note 8 below.
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
The impairment charge was based on a range of estimated fair values provided by third party appraisal firms. Consistent with how management determined the 2006 asset impairment charge as described below, and because of the current uncertainties in the business environment, management determined that the low end of the range of fair values of AirNet’s long-lived assets as provided by the third party appraisal firms was the appropriate estimate of fair value at September 30, 2007. Accordingly, the carrying values of AirNet’s long-lived assets were reduced by an approximate $2.2 million non-cash impairment charge. The determination of the adjusted carrying value is a management estimate based upon the third party appraisals and the subjective factors discussed above. It is possible that the proceeds from future sales of assets, if any, could be greater than or less than current carrying values. Further, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, additional impairment charges may be required.
September 30, 2006 Asset Impairment Charge
AirNet also recorded an impairment charge in the three month period ended September 30, 2006. AirNet performed the impairment tests required by SFAS No. 144 for that quarter ended September 30, 2006 and concluded that its long-lived assets used in its Delivery Services reportable segment were impaired. Accordingly, a non-cash charge of $24.6 million was recorded as of September 30, 2006. The impairment charge was based on a range of estimated fair values provided by third party appraisal firms. The range of appraised fair values related to AirNet’s long lived assets was approximately $49.7 million to $27.7 million at September 30, 2006, reflecting different market factors, holding periods and possible asset disposition scenarios that potentially could have been elected by AirNet as it evaluated its strategies in response to the business environment. Management determined that the low end of the range of fair values was the appropriate estimate of fair value at September 30, 2006, and accordingly, management wrote down the carrying value of AirNet’s long-lived assets to approximately $27.7 million.
3. Major Bank Services Customers
AirNet depends on certain major Bank Services customers for a large portion of its net revenues and changes in the pricing and extent services provided to these customers may have a significant impact on its operating results. If a major Bank Services customer significantly reduces the amount of business it does with AirNet, there would be an adverse impact on AirNet’s operating results. For three and nine month periods ended September 30, 2007, AirNet had five Bank Services customers that aggregated approximately 40% and 39% of total net revenues, respectively, one of which comprised approximately 12% and 11%, respectively, of total net revenues in each of these periods.
As a result of Bank Services customers continued transition to image products and other electronic alternatives to the physical movement of cancelled checks, weekday cancelled check pounds shipped per flying day declined approximately 30% and 27%, respectively, for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006. Weekday cancelled check pounds shipped per flying day declined approximately 16% and 11%, respectively, for the three and nine month periods ended September 30, 2006 compared to the same periods in 2005. AirNet expects the decline in cancelled checks volume to continue in the fourth quarter of 2007 and thereafter.
During the three and nine month periods ended September 30, 2007, AirNet received revenues of approximately $2.4 million and $11.4 million, respectively, from customers for which service cancellations are or will be effective at various dates throughout 2007. The full financial effect of such service cancellations is not realized until reporting periods that commence on or after the effective date of the cancellations. The cancellations which are effective at various dates throughout 2007 represented approximately $20.1 million of revenues on an annual basis in 2006, including approximately $2.7 million of fuel surcharge revenues.
4. Discontinued Operations
On July 26, 2006, AirNet, Jetride, and Pinnacle Air, LLC (“Pinnacle”) entered into a purchase agreement regarding the sale of Jetride’s passenger charter business to Pinnacle. The sale was completed on September 26, 2006. The purchase price was $41.0 million in cash, of which $40.0 million was consideration for the sale of nine company-owned aircraft and related engine maintenance programs and $1.0 million was consideration for the sale of all of the outstanding capital stock of a newly-created subsidiary of Jetride. Of the total consideration, $40.0 million was paid at closing and $1.0 million was paid into escrow to cover potential indemnification claims made by Pinnacle. Since no indemnification claims were made, the escrow amount was released to AirNet in two installments of $500,000 each in March 2007 and August 2007. AirNet retained the net working capital of the Jetride passenger charter business, which was approximately $2.2 million as of the closing date. In connection with the closing of the sale transaction, Jetride repaid in full six term loans which had been secured by aircraft used in Jetride’s passenger charter business. The aggregate principal amount of the loans repaid was approximately $28.2 million plus accrued interest and early termination prepayment penalties of approximately $0.3 million through the repayment date. Following repayment of Jetride’s loans and expenses related to the transaction, AirNet used the remaining sale proceeds to further reduce debt outstanding under AirNet’s secured revolving credit facility.
In accordance with SFAS No. 144, AirNet has classified the assets and liabilities of Passenger Charter Services as assets and liabilities related to discontinued operations and presented this operating segment’s results of operations as discontinued operations for all periods presented. As a result of the disposition of Passenger Charter Services, AirNet has only one reportable segment.
Revenues from Passenger Charter Services, included in discontinued operations, for the three and nine month periods ended September 30, 2006 were approximately $4.2 million and $16.8 million, respectively. Income from discontinued operations before income taxes for the three and nine month periods ended September 30, 2006 was approximately $0.5 million and $0.0 million, respectively.
5. Stock Plans and Awards
At September 30, 2007, AirNet had two stock-based employee and director compensation plans, the Amended and Restated 1996 Incentive Stock Plan and the 2004 Stock Incentive Plan. Through December 31, 2005, AirNet accounted for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”. Effective January 1, 2006, AirNet adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123(R) eliminates the ability to account for share-based compensation transactions, as AirNet formerly did, using the intrinsic value method as prescribed by APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the condensed consolidated statements of operations.
AirNet adopted FAS 123(R) using the modified prospective transition method which requires the application of the accounting standard as of January 1, 2006. AirNet’s Condensed Consolidated Statements of Operations as of and for the three and nine month periods ended September 30, 2007 and 2006 reflect the impact of adopting FAS 123(R).
Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of each of those respective dates, based on the grant date fair value estimated in accordance with FAS 123(R). As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Impact of the Adoption of FAS 123(R)
Currently, AirNet uses the Black-Scholes option pricing model to estimate the value of stock options granted to employees and directors for purposes of computing the stock-based compensation expense and disclosures required by FAS 123(R). During the three month periods ended September 30, 2007 and 2006, AirNet recognized stock-based compensation expense of approximately $57,000 and $28,000, respectively (approximately $13,000 and $18,000, net of tax, respectively) related to the vesting of outstanding stock options according to the provisions of FAS 123(R). During the nine month periods ended September 30, 2007 and 2006, AirNet recognized stock-based compensation expense of approximately $160,000 and $87,000, respectively (approximately $112,000 and $54,000, net of tax, respectively) related to the vesting of outstanding stock options according to the provisions of FAS 123(R).
The fair value of the stock options is estimated at the date of grant using the Black-Scholes option pricing model. On September 25, 2007, non-qualified stock options covering 20,000 common shares were automatically granted under the terms of the 2004 Stock Incentive Plan to each of the two newly-appointed non-employee directors of AirNet. There were stock option grants under the 2004 Stock Incentive Plan covering an aggregate of 56,000 common shares during the nine month period ended September 30, 2007. No stock options were granted during the three or nine month periods ended September 30, 2006. Total unamortized stock-based compensation expense for outstanding stock options was approximately $0.1 million at both September 30, 2007 and 2006, and is expected to be recognized over a period of approximately 4.0 years.
6. Net Income (loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Income (loss) from continuing operations	$(1,505)	$(18,430)	$3,884	$(14,469)
Income from discontinued operations, net of tax	—	313	—	17

Net income (loss)	$(1,505)	$(18,117)	$3,884	$(14,452)
Denominator:
Basic — weighted average common shares outstanding	10,173	10,141	10,170	10,137
Diluted
Dilutive effect of stock options — employees, officers and directors	—	—	—	—

Adjusted weighted average common shares outstanding	10,173	10,141	10,170	10,137
Income (loss) per common share — basic and diluted:
Income (loss) from continuing operations	$(0.15)	$(1.82)	$0.38	$(1.43)
Income from discontinued operations, net of tax	$—	$0.03	$—	$—

Net income (loss) per common share	$(0.15)	$(1.79)	$0.38	$(1.43)

Common shares subject to outstanding stock options excluded from the adjusted weighted average common shares outstanding calculation were approximately 477,000 and 733,000 for the three and nine month periods ended September 30, 2007 and 2006, respectively. These stock options were antidilutive and excluded from the calculation because the exercise prices of these stock options were greater than the average fair market value of the underlying common shares in the respective periods.
7. Bank Financing Matters
Revolving Credit Facility — Second Amended Credit Agreement — March 29, 2007
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
As of September 30, 2007, there were no loans outstanding under the Second Amended Credit Agreement. As of September 30, 2007, AirNet had approximately $0.8 million in standby letters of credit outstanding related to insurance programs, which reduced the amount available to borrow to approximately $14.2 million under the Second Amended Credit Agreement.
Other Term Loan
On March 24, 2005, AirNet entered into an $11.0 million three-year term loan with a fixed interest rate of 8.12%. This term loan was secured by seven Cessna Caravans and nine Learjet 35 aircraft from AirNet’s cargo aircraft fleet. On April 11, 2007, AirNet repaid in full the $7.5 million principal balance outstanding under the term loan with borrowings from AirNet’s Second Amended Credit Agreement. In addition to the outstanding principal amount, AirNet paid approximately $0.1 million in accrued interest and early termination prepayment penalties. Upon repayment in full, the term loan was terminated in accordance with its terms.
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
8. Income Taxes
As required by SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), AirNet establishes a valuation allowance against its deferred tax assets if it is “more likely than not” that those deferred tax assets will not be realized.
As of September 30, 2007, AirNet’s deferred tax assets substantially consisted of an approximately $10 million asset related to lower book versus tax carrying values of its aircraft assets primarily attributable to the book impairment charges that are not currently deductible for tax purposes and approximately $0.8 million related to net operating loss and alternative minimum tax credit carryforwards generated in prior periods. AirNet has determined that as of September 30, 2007, the “more likely than not” threshold under SFAS No. 109 has not been met and, therefore, has provided a full valuation allowance of approximately $10.8 million against its remaining net deferred tax assets.
The significant tax expense recognize in the three month period ended September 30, 2007 was the result of adjusting AirNet’s annualized tax rate upward to 29.8% to reflect an increase in forecasted pretax income for 2007 from that anticipated in the prior quarter and a full valuation allowance recognized against the tax benefit of the 2007 impairment charge. The effective tax benefit rate for the three month period ended September 30, 2006 was 11%. The lower effective tax rate in 2006 was the result of a net increase in the valuation allowance for deferred tax assets recognized in that quarter.
The effective income tax rate for the nine month period ended September 30, 2007 was 29.8%. The year-to-date effective tax rate is less than the statutory federal, state and local rate as a result of a reversal of the valuation allowance for deferred tax assets primarily impacted by the current year utilization of alternative minimum tax credits offset to a lesser extent by nondeductible permanent items. The unusually low effective tax benefit rate of 0.3% for the first nine months of 2006 is the result of a net increase in the valuation allowance for deferred tax assets that was recognized in the third quarter of 2006.
Effective January 1, 2007, AirNet adopted FASB No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of FIN 48 did not have an impact on AirNet’s condensed consolidated financial statements for the three and nine month periods ended September 30, 2007.
AirNet’s policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes in the condensed consolidated statement of operations. AirNet is open to federal and state tax audits until the applicable statute of limitations expire. Tax audits by their nature are often complex and can require several years to complete. AirNet is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003. For the majority of states where AirNet has a significant presence, it is no longer subject to tax examinations by tax authorities for tax years before 2002.
On December 31, 2006, AirNet filed for a discretionary income tax method change with the Internal Revenue Service (“IRS”). The discretionary method change requires IRS approval prior to the change being effective. As required by SFAS No. 109, the effect of the method change will be reported in the period in which IRS approval is obtained; therefore, AirNet has not reflected the anticipated impact of the method change in the September 30, 2007 condensed consolidated financial statements. There is no certainty as to what extent or if the IRS will ultimately approve the elected method change as requested. However, if the method change is approved, it could materially reduce AirNet’s current taxes payable, its deferred tax assets and the need for the associated valuation allowance, and provide a significant refund of estimated taxes previously paid.
9. Aircraft Dispositions
On January 10, 2007, one of AirNet’s Learjets was damaged and subsequently declared not airworthy. AirNet received insurance proceeds of approximately $1.2 million on April 19, 2007 related to this loss. The gain on disposition of aircraft primarily reflects the excess of insurance proceeds over the net book value of this Learjet.
In February 2006, AirNet decided to market for sale all nine of the Cessna 310 Piston cargo aircraft as a result of the need to reduce its airline capacity and operating costs. At that date, AirNet determined that the plan of sale criteria of SFAS No. 144 had been met. The carrying value of the assets was determined to approximate the estimated fair value less cost to sell, based on then recent aircraft appraisals. In November 2006, AirNet entered into an agreement to sell all nine of its Cessna 310 aircraft for approximately $0.5 million. AirNet delivered seven aircraft in the first quarter of 2007 and delivered the two remaining aircraft in June 2007.
10. Subsequent Event
On October 9, 2007, AirNet announced that Gary W. Qualmann, who was then AirNet’s Chief Financial Officer, Treasurer and Secretary, resigned from his positions with AirNet effective as of October 3, 2007. Also on October 9, 2007, AirNet announced that Ray L. Druseikis, who currently serves as Vice President of Finance and Controller of AirNet, would assume the positions of Chief Financial Officer, Treasurer and Secretary on an interim basis.

Mr. Qualmann and AirNet entered into a Separation Agreement and General Release dated as of October 3, 2007 (the “Separation Agreement”), which provided for his resignation as Chief Financial Officer, Treasurer and Secretary of AirNet and terminated the Employment Agreement between AirNet and Mr. Qualmann dated as of May 3, 2005 (the “Employment Agreement”).
Under the terms of the Separation Agreement, Mr. Qualmann continued to be employed by AirNet until October 12, 2007 (the “Separation Date”). Thereafter, he received then accrued but unpaid base salary and unreimbursed business expenses. Mr. Qualmann also received a lump-sum payment of $141,780, which represented (1) six months’ salary, (2) an agreed upon amount with respect to unused vacation time, (3) an amount equal to the premiums required for Mr. Qualmann and his eligible dependents to continue their coverage under AirNet’s group health plan for twelve months after October 31, 2007 and (4) $15,000 for use by Mr. Qualmann to obtain certain outplacement services. The lump-sum payment to Mr. Qualmann will be expensed in the fourth quarter of 2007. Mr. Qualmann also received all benefits due him under AirNet’s employee benefit plans, paid in accordance with the terms of such plans.

AIRNET SYSTEMS, INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Safe Harbor Statement
Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed, including, but not limited to, information regarding future economic performance and plans and objectives of AirNet’s management, are forward-looking statements that involve risks and uncertainties. When used in this document, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “may”, “plan(s)”, “project” and similar expressions are intended to be among statements that identify forward-looking statements. Such statements involve risks and uncertainties which could cause actual results to differ materially from any forward-looking statement. The following factors, in addition to those included in the disclosures under the heading “ITEM 1A — RISK FACTORS” of Part I of AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and “ITEM 1A — RISK FACTORS” of Part II of this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those expressed in our forward-looking statements: potential regulatory changes by the Federal Aviation Administration (“FAA”), Department of Transportation (“DOT”) and Transportation Security Administration (“TSA”), which could increase the regulation of AirNet’s business, or the Federal Reserve, which could change the competitive environment of transporting cancelled checks; changes in the way the FAA is funded which could increase AirNet’s operating costs; changes in check processing and shipment patterns of bank customers; the continued acceleration of migration of AirNet’s Bank Services customers to electronic alternatives to the physical movement of cancelled checks; AirNet’s ability to reduce its cost structure to match declining revenues and operating expenses; disruptions to the Internet or AirNet’s technology infrastructure, including those impacting AirNet’s computer systems and Website; the impact of intense competition on AirNet’s ability to maintain or increase its prices for Express Services (including fuel surcharges in response to rising fuel costs); the impact of prolonged weakness in the United States economy on time-critical shipment volumes; significant changes in the volume of shipments transported on AirNet’s air transportation network, customer demand for AirNet’s various services or the prices it obtains for its services; the acceptance by AirNet’s weekday Bank Services customers of the new pricing structure; AirNet’s inability to execute strategic initiatives to expand into new business lines in connection with the failure of Express Services revenues to replace declining Bank Services revenues; pilot shortages which could result in increased operating costs, a reduction in AirNet’s flight schedule or require subcontracting of certain routes; disruptions to operations due to adverse weather conditions, air traffic control-related constraints or aircraft accidents; potential further declines in the values of aircraft in AirNet’s fleet and any related asset impairment charges; potential changes in locally and federally mandated security requirements; increases in aviation fuel costs not fully offset by AirNet’s fuel surcharge program; acts of war and terrorist activities; the acceptance of AirNet’s time-critical service offerings within targeted Express markets; technological advances and increases in the use of electronic funds transfers; the availability and cost of financing required for operations; insufficient capital for future expansion; and the impact of unusual items resulting from ongoing evaluations of AirNet’s business strategies; as well as other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. Please refer to the disclosures included in “ITEM 1A — RISK FACTORS” of Part I and in the section captioned “Forward-looking statements” in “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION” of Part II of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 of AirNet Systems, Inc. (File No. 1-13025) and the disclosure included in “ITEM 1A — RISK FACTORS” of Part II of this Quarterly Report on Form 10-Q for additional details relating to risk factors that could affect AirNet’s results and cause those results to differ materially from those expressed in the forward-looking statements.
Impairment Charges
AirNet recognizes impairment losses on long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). AirNet recognizes impairment losses on long-lived assets when events or changes in circumstances indicate, in management’s judgment, that AirNet’s assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying value of those assets. The carrying value of the assets not recoverable is reduced to estimated fair market value if lower than carrying value. In determining the estimated fair market value of the assets, AirNet considers information provided by third party valuation firms retained to assist AirNet in completing its analysis, published market data and recent transactions involving sales of similar assets.

September 30, 2007 Asset Impairment Charge
As further described in Note 2 of the Notes to Condensed Consolidated Financial Statements, AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank Services customers. As a result of continuing trends in the implementation of electronic payment alternatives and electronic alternatives to the physical movement of cancelled checks, as of September 30, 2007, AirNet evaluated for impairment its long-lived assets used in its airline operations, consisting primarily of aircraft, aircraft parts and its airport hangar and office facility located at Rickenbacker International Airport (the “Rickenbacker Facility”). The undiscounted cash flows estimated to be generated by those assets including disposal values were less than the related carrying values and therefore, pursuant to the requirements of SFAS No. 144, the estimated fair values of these assets were compared to carrying value and the carrying values were reduced by a $2.2 million non-cash impairment charge. As a result of AirNet’s evaluation of the required valuation allowance for deferred tax assets, no tax benefit was recognized related to this impairment charge as described in Note 8 of the Notes to Condensed Consolidated Financial Statements.
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
The impairment charge was based on a range of estimated fair values provided by third party appraisal firms. Consistent with how management determined the 2006 asset impairment charge as described below, and because of the current uncertainties in the business environment, management determined that the low end of the range of fair values of AirNet’s long-lived assets as provided by the third party appraisal firms was the appropriate estimate of fair value at September 30, 2007. Accordingly, the carrying values of AirNet’s long-lived assets were reduced by an approximate $2.2 million non-cash impairment charge. The determination of the adjusted carrying value is a management estimate based upon the third party appraisals and the subjective factors discussed above. It is possible that the proceeds from future sales of assets, if any, could be greater than or less than current carrying values. Further, if management uses different assumptions or estimates in the future or if conditions exist in future periods that are different than those anticipated, additional impairment charges may be required.
September 30, 2006 Asset Impairment Charge
AirNet also recorded an impairment charge in the three month period ended September 30, 2006. AirNet performed the impairment tests required by SFAS No. 144 for the quarter ended September 30, 2006 and concluded that its long-lived assets used in its Delivery Services reportable segment were impaired. Accordingly, a non-cash charge of $24.6 million was recorded as of September 30, 2006. The impairment charge was based on a range of estimated fair values provided by third party appraisal firms. The range of appraised fair values related to AirNet’s long-lived assets was approximately $49.7 million to $27.7 million at September 30, 2006, reflecting different market factors, holding periods and possible asset disposition scenarios that potentially could have been elected by AirNet as it evaluated its strategies in response to the business environment. Management determined that the low end of the range of fair values was the appropriate estimate of fair value at September 30, 2006, and accordingly, management wrote down the carrying value of AirNet’s long-lived assets to approximately $27.7 million.
Business Strategy
As previously disclosed in the section captioned “Business Strategy” in “ITEM 1 — BUSINESS” of Part I of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 of AirNet Systems, Inc., AirNet’s business strategy has been focused on increasing Express Services revenues in 2007 and subsequent years. AirNet’s intent has been to increase its focus on Express Services customers in time-critical, time-definite, and high control delivery markets.
AirNet’s Express Services revenues and contribution margin are not sufficient to offset the accelerating decline in weekday and weekend Bank Services revenues and contribution margin. As a result, further substantial reductions in AirNet’s weekday air transportation network will be required at various times in the future. Given the inherent high fixed costs of operating AirNet’s air transportation network, AirNet believes that it will be difficult to reduce operating costs in proportion to anticipated declines in Bank Services revenues. Additional reductions in AirNet’s air transportation network will also result in the elimination of certain delivery services to AirNet’s Bank Services and Express Services customers, resulting in additional declines in revenues. Under the existing business model, AirNet expects that the continuing decline in Bank Services revenues, combined with the high fixed costs of operating its air transportation network, will result in a significant decline in AirNet’s profitability and will result in operating losses in future periods.
On October 15, 2007, AirNet issued a press release announcing a new pricing structure for AirNet’s weekday Bank Services customers and notified them of the structure and of price increases effective at various times in the future. The new pricing structure and price increase incorporate tiered zone pricing features where the cities AirNet serves are categorized by current shipping volumes based on both origins and destinations and a core zone support change effective when dispatches are terminated. If AirNet is unable to successfully implement the new pricing structure, the continuing decline in AirNet’s Bank Services revenues will require additional significant changes in AirNet’s air transportation network, including further reductions in its airline route schedule, the number of aircraft it operates, operating and administrative costs and may cause Bank Services customers to make additional cancellations.
AirNet is evaluating other strategic alternatives to mitigate the decline in Bank Services revenues, which may include cost reductions, expansion of charter flying, entry into new transportation markets, sale of part of AirNet’s assets, and other strategic initiatives, including acquisitions. AirNet has retained a third party consulting firm/investment bank, MergeGlobal, Inc., to assist AirNet in implementing such cost reductions and investigating such alternatives. However, there can be no assurances that such alternatives or cost reductions can be implemented or, if fully implemented, such alternatives or cost reductions would be sufficient to counter the trend of declining Bank Services revenues and profitability in future periods.
Results of Operations
Financial Overview
Financial Overview — Third Quarter
Loss from continuing operations was approximately $1.5 million ($0.15 per share) for the three month period ended September 30, 2007 compared to a loss from continuing operations of approximately $18.4 million ($1.82 per share) for the same period in 2006. Asset impairment charges were $2.2 million and $24.6 million in the third quarter of 2007 and 2006, respectively.
Financial Overview — Year-to-Date
Income from continuing operations was approximately $3.9 million ($0.38 per share) for the nine month period ended September 30, 2007 compared to a loss from continuing operations of approximately $14.5 million ($1.43 per share) for the same period in 2006. Asset impairment charges were $2.2 million and $24.6 million in year-to-date 2007 and 2006, respectively. No tax benefit was recorded at September 30, 2007 and 2006 related to the asset impairment charges (see Note 8 of the Notes to Condensed Consolidated Financial Statements).
Net Revenues

Dollars in '000's	Three Months Ended				Increase (Decrease)		Nine Months Ended				Increase (Decrease)
	September 30,				2007 to 2006		September 30,				2007 to 2006
		% of		% of				% of		% of
Net Revenues	2007	Total	2006	Total	$	%	2007	Total	2006	Total	$	%
Revenues Net of Excise Tax:
Bank Services	$24,559	62%	$27,559	64%	$(3,000)	(11)%	$76,988	63%	$84,944	65%	$(7,956)	(9)%
Express Services	14,100	36%	15,243	36%	(1,143)	(7)%	43,454	35%	44,268	34%	(814)	(2)%
Aviation Services	771	2%	185	0%	586	317%	2,670	2%	834	1%	1,836	220%

Total Net Revenues	$39,430	100%	$42,987	100%	$(3,557)	(8)%	$123,112	100%	$130,046	100%	$(6,934)	(5)%

There were the same number of flying days and weekends in the three and nine month periods ended September 30, 2007 and 2006.
Bank Services revenues declined in the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006, primarily due to a decrease in cancelled check volumes. Bank Services revenues and

Express Services revenues are presented net of federal excise tax fees which were approximately 2% for Bank Services revenues and approximately 3% for Express Services revenues in each of the periods presented.
While AirNet’s Bank Services revenue declined approximately 11% and 9%, respectively, in the three and nine month periods ended September 30, 2007 compared to the same periods in 2006, AirNet’s income from continuing operations benefited from a decrease in operating expenses as a result of the reduction in AirNet’s flight schedule on March 26, 2007 as discussed below. AirNet’s total Express Services revenues decreased approximately 7% and 2%, respectively, for the three and nine month periods ended September 30, 2007 compared to the same periods in the prior year.
AirNet generally assesses its Bank Services customers a fuel surcharge, which is generally based on the Oil Price Index Summary — Columbus, Ohio (OPIS) index. The average fuel price on the OPIS index increased approximately 6% and 1%, respectively, for the three and nine month periods ended September 30, 2007 from the comparable periods in 2006. AirNet also assesses most of its Express Services customers a fuel surcharge based on the OPIS index, which is adjusted monthly based on changes in the OPIS index. As index rates fluctuate above a set threshold, surcharge rates will increase or decrease accordingly. The fuel surcharge rate is applied to the revenue amount billed to Bank Services and Express Services customers. AirNet assesses certain Express Services customers fuel surcharges based on negotiated contractual rates.
Bank Services Revenues

Dollars in '000's	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		2007 to 2006		September 30,		2007 to 2006
Bank Services Revenues	2007	2006	$	%	2007	2006	$	%
Bank Services Revenues	$20,516	$23,490	$(2,974)	(13)%	$65,551	$73,019	$(7,468)	(10)%
Fuel Surcharge	4,043	4,069	(26)	(1)%	11,437	11,925	(488)	(4)%

Total Net Bank Services Revenues	$24,559	$27,559	$(3,000)	(11)%	$76,988	$84,944	$(7,956)	(9)%

Revenues before fuel surcharge:
Weekday Revenues Per Flying Day	$388	$445	$(57)	(13)%	$413	$463	$(50)	(11)%
Weekend Revenues Per Weekend	$111	$157	$(46)	(29)%	$121	$149	$(28)	(19)%
Bank Services shipments consist primarily of cancelled checks (checks processed for settlement), proof of deposit (unprocessed checks) and interoffice mail delivery. These shipments are transported on AirNet’s transportation network and, to a lesser extent, on commercial passenger airlines and dedicated AirNet aircraft charters for specific banks. Total net Bank Services revenues decreased in the three and nine month periods ended September 30, 2007 compared to the same periods in 2006 due to, but to a lesser extent than, the decrease in total Bank Services pounds shipped per flying day. Weekday cancelled check pounds shipped per flying day declined approximately 30% and 27%, respectively, for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006; and declined approximately 16% and 11%, respectively, for the three and nine month periods ended September 30, 2006 compared to the same periods in 2005. Proof of deposit and interoffice mail deliveries also declined, resulting in an aggregate decrease in total Bank Services pounds shipped per flying day of approximately 25% and 23%, respectively, for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006; and declined approximately 14% and 7%, respectively, for the three and nine month periods ended September 30, 2006 compared to the same periods in 2005. Bank Services cancelled check pounds shipped per flying day declined in each quarter of 2006 and the first, second and third quarters of 2007 at an increasing year-over-year rate.
Primarily as a result of the decline in cancelled check volumes, AirNet’s weekday revenues per flying day, excluding fuel surcharges, decreased approximately 13% and 11%, respectively, for the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006; and declined approximately 6% and 4%, respectively, for the three and nine month periods ended September 30, 2006 compared to the same periods in 2005. AirNet expects Bank Services revenues will continue to decline at an accelerating rate in 2007 and thereafter as a result of continued reductions in cancelled check volume and as a result of the significant reduction in the number of flights conducted by AirNet’s air transportation network, as described below. The decrease in fuel surcharge revenues primarily reflects the decline in the base revenue amounts billed to Bank Services customers.

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
During 2007, AirNet has continued to receive periodic service cancellations from its banking customers, which have resulted and will continue to result in further reductions in AirNet’s 2007 Bank Services revenues. During the three and nine month periods ended September 30, 2007, AirNet received revenues of approximately $2.4 million and $11.4 million, respectively, from customers for which service cancellations are or will be effective at various dates throughout 2007. The full financial effect of such service cancellations is not realized until reporting periods that commence on or after the effective date of the cancellations. The cancellations which are effective at various dates throughout 2007 represented approximately $20.1 million of revenues on an annual basis in 2006, including approximately $2.7 million of fuel surcharge revenues.
AirNet anticipates that it will receive additional service cancellations from its banking customers in the fourth quarter of 2007, which will result in further reductions in AirNet’s Bank Services revenues for the remainder of the 2007 fiscal year and beyond. AirNet has also experienced declines in Bank Services revenues as a result of lower shipment weights on services which are subject to variable pricing and as a result of price reductions on fixed rate services as a result of lower shipment weights.
AirNet continues to consult with its banking customers to determine their future requirements for air transportation services as they transition to image products and other electronic alternatives to the physical movement of cancelled checks. As a result of past discussions, AirNet made significant changes to its air transportation network to meet the evolving service needs of its Bank Services customers, lowering their transportation costs in many cases. These changes, which became effective March 26, 2007, resulted in the elimination of 45 flights, or approximately 10%, of AirNet’s weekday flight schedule. A substantial portion of the shipment volume previously transported on the eliminated flights was transitioned to other AirNet flights. AirNet’s Bank Services revenues declined by approximately $4.2 million on an annual basis, including approximately $0.5 million of fuel surcharges, as a direct result of these changes to AirNet’s air transportation network. This decline in AirNet’s Bank Services revenues was in addition to the reductions in Bank Services revenues resulting from the service cancellations, lower shipment weights and price reductions discussed in the preceding paragraphs.
Reductions in AirNet’s variable operating costs resulting from the March 26, 2007 changes in its air transportation network have substantially offset the anticipated loss of revenues resulting directly from these changes. AirNet did not reduce the number of aircraft in its fleet as a result of these changes in its air transportation network due to the number of aircraft needed to meet the continuing service requirements of its Bank Services and Express Services customers. AirNet expects that the accelerating decline in Bank Services revenues will require substantial further reductions in AirNet’s air transportation network.
As discussed above, in October 2007 AirNet announced a new pricing structure and price increase for AirNet’s weekday Bank Services customers. The new pricing structure incorporates tiered zone pricing features where the cities AirNet serves are categorized by current shipping volumes based on both origins and destinations and a core zone support change effective when dispatches are terminated.
Express Services Revenues

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		2007 to 2006		September 30,		2007 to 2006
Express Services Revenues	2007	2006	$	%	2007	2006	$	%

Express Revenues — Non Charter	$8,668	$9,665	$(997)	(10)%	$27,593	$27,175	$418	2%
Express Revenues — Charter	3,446	3,080	366	12%	10,488	10,060	428	4%
Fuel Surcharge	1,986	2,498	(512)	(20)%	5,373	7,033	(1,660)	(24)%

Total Net Express Services Revenues	$14,100	$15,243	$(1,143)	(7)%	$43,454	$44,268	$(814)	(2)%

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
Express Revenues — Non Charter represents revenues AirNet derives from Express shipments on AirNet’s air transportation network, commercial passenger airlines and point-to-point surface (ground only) shipments.
The total number of Non Charter Express shipments declined approximately 20% and 13%, respectively, for the three and nine month periods ended September 30, 2007 from the same periods in 2006. The number of Non Charter shipments transported on AirNet’s air transportation network decreased approximately 14% for both the three and nine month periods ended September 30, 2007 over the comparable periods in 2006. The number of Non Charter Express shipments transported on commercial passenger airlines decreased approximately 17% and 8%, respectively, for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006. The number of Non Charter Express shipments transported via point-to-point surface shipments decreased approximately 42% and 16%, respectively, for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006.
Although the total number of Express shipments declined in the nine month period ended September 30, 2007 compared to the same period in 2006, revenues for the nine month period ended September 30, 2007 compared to the same period in 2006 increased primarily because of rate increases, types of shipments carried and an overall increase in the average weight per shipment. A substantial portion of the Express Services price increases that were instituted in the fourth quarter of 2006 and the first quarter of 2007 increased the base transportation rates and lowered fuel surcharge rates.
Revenues before fuel surcharges for point-to-point surface shipments increased approximately 29% for the nine month period ended September 30, 2007 but decreased approximately 4% for the three month period ended September 30, 2007 compared to the same periods in 2006 primarily as a result of reduced shipping volume from one Express Services customer in the third quarter of 2007 as discussed below. This revenue loss was partially offset by increased shipping revenue from another Express Services’ customer requiring high custody and shipment control.
AirNet instituted a price increase on July 16, 2007 for one of its larger Express Services customers that provides distribution services to the entertainment industry. The price increase was implemented as a result of very low contribution margins that AirNet was realizing from this customer. The customer significantly reduced shipping with AirNet shortly after the price increase was implemented. This customer represented approximately 1% and 4% of Express Services revenues for the three and nine month periods ended September 30, 2007, respectively, approximately 10% and 7% of Express Services revenues for the three and nine month periods ended September 30, 2006, respectively, and approximately 7% of Express Services revenues for the year ended December 31, 2006.
Express Revenues — Charter represent revenues AirNet derives from scheduled and unscheduled cargo charters transported on AirNet’s airline and on aircraft operated by other third parties. AirNet typically provides charter solutions for customers involved in medical testing laboratories, radioactive pharmaceuticals, medical equipment, controlled sensitive media and mission critical parts industries.
Revenue yields per pound are similar for Bank Services and Express Services shipments; however, because the density of cancelled check shipments is much greater than the typical Express Services shipment, contribution margins on Bank Services shipments are substantially higher than Express Services shipments based on the cubic dimension of shipments. Due to the unscheduled nature of Express Services non-charter point-to-point surface shipments, pick-up and delivery costs per shipment are higher for Express Services shipments than Bank Services shipments. Lower check delivery volumes due to the increased use of image products and other electronic alternatives to the physical movement of cancelled checks will contribute to a significant reduction in AirNet’s Bank Services revenues and contribution margin in future periods.
Aviation Services
Aviation Services revenues primarily relate to AirNet’s fixed base operation services for fuel sales and aircraft maintenance provided in Columbus, Ohio. The increase in Aviation Services revenues primarily resulted from certain retail maintenance services provided to Pinnacle Air, LLC as described below under “Sale of Jetride’s Passenger Charter Business”.

Sale of Jetride’s Passenger Charter Business
On July 26, 2006, AirNet, Jetride, and Pinnacle Air, LLC (“Pinnacle”) entered into a purchase agreement regarding the sale of Jetride’s passenger charter business to Pinnacle. The sale was completed on September 26, 2006. The purchase price was $41.0 million in cash, of which $40.0 million was consideration for the sale of nine company-owned aircraft and related engine maintenance programs and $1.0 million was consideration for the sale of all of the outstanding capital stock of a newly-created subsidiary of Jetride, also called Jetride, Inc. (“New Jetride”). Of the total consideration, $40.0 million was paid at closing and $1.0 million was paid into escrow to cover potential indemnification claims made by Pinnacle. Since no indemnification claims were made, the escrow amount was released to AirNet in two installments of $500,000 each in March 2007 and August 2007. AirNet retained the net working capital of the Jetride passenger charter business, which was approximately $2.2 million as of the closing date. In connection with the closing of the sale transaction, Jetride repaid in full six term loans which had been secured by aircraft used in Jetride’s passenger charter business. The aggregate principal amount of the loans repaid was approximately $28.2 million plus accrued interest and early termination prepayment penalties of approximately $0.3 million through the repayment date. Following repayment of Jetride’s loans and expenses related to the transaction, AirNet used the remaining sale proceeds to further reduce debt outstanding under AirNet’s secured revolving credit facility.
In connection with the transaction, AirNet agreed to provide certain transition services to Pinnacle and its subsidiaries for various specified time periods and various monthly fees, which initially aggregated to approximately $37,500 per month, primarily for aircraft maintenance services. Effective March 25, 2007, Pinnacle and AirNet extended the term of various transition services provided by AirNet to Pinnacle on a month to month basis. AirNet and Pinnacle also agreed to reduce the monthly fees for such transition services to $36,250 per month. In addition, in September 2006, AirNet entered into three subleases with New Jetride, under which New Jetride leased a portion of AirNet’s facilities located at the Rickenbacker Facility, Dallas Love Field and Birmingham International Airport. The aggregate monthly lease payment under the three subleases was approximately $10,000. Pinnacle terminated its subleases of AirNet’s facilities located at Birmingham International Airport and Dallas Love Field effective April 30, 2007 and June 30, 2007, respectively. Pinnacle terminated its agreement for certain transition services and its sublease of AirNet’s Rickenbacker Facility effective September 17, 2007 and October 12, 2007, respectively.
Costs and Expenses

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
	September 30,		2007 to 2006		September 30,		2007 to 2006
Costs and Expenses	2007	2006	$	%	2007	2006	$	%

Aircraft fuel	$6,395	$7,411	$(1,016)	(14)%	$18,905	$22,125	$(3,220)	(15)%
Aircraft maintenance	5,310	3,737	1,573	42%	18,611	12,021	6,590	55%
Operating wages and benefits	4,628	4,719	(91)	(2)%	14,079	14,430	(351)	(2)%
Contracted air costs	4,018	3,968	50	1%	11,589	12,576	(987)	(8)%
Ground courier	7,926	9,517	(1,591)	(17)%	25,591	26,414	(823)	(3)%
Depreciation	1,216	2,663	(1,447)	(54)%	3,718	8,415	(4,697)	(56)%
Insurance, rent and landing fees	1,861	2,045	(184)	(9)%	6,057	6,034	23	0%
Travel, training and other operating	1,358	1,253	105	8%	4,451	3,931	520	13%
Selling, general and administrative	4,568	3,686	882	24%	12,948	12,923	25	0%
Net gain on disposition of assets	—	(80)	80	*	(883)	(92)	(791)	*

Subtotal	37,280	38,919	(1,639)	(4)%	115,066	118,777	(3,711)	(3)%
Impairment of assets	2,217	24,560	(22,343)	*	2,217	24,560	(22,343)	*

Total Costs and Expenses	$39,497	$63,479	$(23,982)	(38)%	$117,283	$143,337	$(26,054)	(18)%

* The percentage increase (decrease) is not meaningful.
Total aircraft fuel expense decreased primarily as a result of fewer hours flown. The reduction was offset in part by an increase in the average fuel price on the OPIS index.
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
AirNet uses manufacturer engine maintenance plans to provide maintenance for recurring inspections and major overhaul maintenance for most of the engines in its Learjet fleet. Approximately 95% of AirNet’s Learjet 35 aircraft engines are covered under manufacturer engine maintenance plans. Under the manufacturer engine maintenance plans, AirNet pays in advance for certain maintenance, repair and overhaul costs based on an amount per hour for each hour flown. In October 2006, following the write down of a substantial portion of the prepaid assets related to these engine maintenance plans in connection with the 2006 asset impairment charge, AirNet changed its estimate of the portion of these payments that should be capitalized and began expensing approximately 75% of the prepayments, which are included in aircraft maintenance expense. Management estimates that expensing payments made under manufacturer engine maintenance plans at this rate will maintain engine values at the amounts determined to be appropriate as part of the 2006 and 2007 asset impairment charges. The portion of the prepayments expensed totaled approximately $1.4 million and $4.1 million, respectively, for the three and nine month periods ended September 30, 2007.
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
AirNet does not expect to capitalize any significant expenditures made in 2007 related to the aircraft fleet, with the exception of certain major engine repairs and improvements to engines not covered by manufacturer engine maintenance plans, and a portion of the prepayments under manufacturer engine maintenance plans related to the Learjet 35 aircraft. Consequently, the timing and number of required major aircraft maintenance expenditures can have a significant impact on AirNet’s results of operations and comparability between periods. As available capacity on AirNet’s air transportation network permits, AirNet has and will continue to defer major aircraft maintenance expenditures and related aircraft maintenance expense. AirNet has reduced the use of one aircraft nearing major aircraft maintenance events, which aircraft is being evaluated for potential future disposal.
Included in operating wages and benefits are those for AirNet’s aircraft pilots. Because of the resurgence in airline passenger travel and increased hiring by commercial passenger airlines, the competition for obtaining qualified pilots has significantly increased. Consequently, AirNet has experienced, and is currently experiencing higher pilot attrition which has caused pilot shortages. To date, AirNet has generally been able to complete scheduled flights using line pilots, reserve pilots and instructors, flight rated management or third party contract air carriers. Flight cancellations and associated revenue losses have been minimal. In an effort to address the competition for available pilots, AirNet has implemented pilot compensation increases and is investigating bonus arrangements to attract and retain qualified pilots. AirNet has also increased its pilot recruiting and training activities. The compensation increases and bonus arrangements will result in a significant increase in AirNet’s operating wages and benefits expense, however, to date, this increase has been offset by the overall lower number of pilots. There can be no assurance that the compensation increases and bonus arrangements will be successful in attracting or retaining qualified pilots, or that scheduled flights will not be cancelled, resulting in revenue losses, because of pilot shortages.
Contracted air costs include expenses associated with shipments transported on commercial passenger airlines and costs to third-party aircraft operators for subcontracted air routes to support or supplement AirNet’s national air transportation network. Approximately 15% of AirNet’s cargo flights per night are subcontracted to third-party aircraft operators. Costs related to back-up and subcontracted air routes increased approximately 10% for the three month period ended September 30, 2007 compared to the same period in 2006 primarily due to an increase in the use of subcontracted air routes for certain Express Services customers. Costs related to back-up and subcontracted air routes decreased approximately 8% for the nine month period ended September 30, 2007 from the comparable period in 2006 primarily due to the elimination and restructuring of certain air routes throughout 2007 that were outsourced to third-party operators. Commercial freight costs decreased for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006 primarily due to the decrease in Bank Services and Express Services shipments transported on commercial passenger airlines.
Ground courier costs decreased approximately $1.6 million and $0.8 million, respectively, for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006. The decreases in ground courier costs are primarily due to the decrease in number of Express Services shipments as compared to the same periods in 2006 as previously discussed above.
Aircraft depreciation decreased for the three and nine month periods ended September 30, 2007 from the comparable periods in 2006 primarily due to lower aircraft values resulting from the impairment charge recorded in

2006. Additionally, aircraft engine depreciation, which is based on engine hours operated, decreased because of the decline in flight hours for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006. Management expects 2007 depreciation expense to remain below 2006 levels as a result of the asset impairment charges and a decrease in flight hours.
Travel, training and other operating expenses increased in the three and nine month periods ended September 30, 2007 compared to the same periods in 2006 primarily due to increased aircraft pilot travel and training costs and as a result of overall increases in other costs at certain field operational locations.
The increase in selling, general and administrative costs for the three month period ended September 30, 2007 compared to the same period in 2006 is primarily due to an increase in expenses related to the use of outside consultants by AirNet and due to an approximate $0.4 million of incentive compensation expense accrued in the third quarter of 2007 compared to no incentive compensation expense accrued in the comparable period in 2006. On November 6, 2007, the Board of Directors of AirNet, upon the recommendation of the Compensation Committee, adopted an amendment to the 2007 Incentive Compensation Plan (the “2007 Incentive Plan”) which disregards the approximate $2.2 million non-cash impairment charge recorded as of September 30, 2007 for purposes of computing the pre-tax income of AirNet for the 2007 fiscal year for purposes of the 2007 Incentive Plan.
On January 10, 2007, one of AirNet’s Learjets was damaged and subsequently declared not airworthy AirNet received insurance proceeds of approximately $1.2 million on April 19, 2007 related to this loss. The gain on disposition of aircraft primarily reflects the excess of insurance proceeds over net book value of this Learjet.
The decrease in interest expense related to continuing operations of approximately $0.3 million and $0.9 million, respectively, for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006 primarily reflects the reduction in the average debt outstanding, including the repayment in full of the amount outstanding under AirNet’s revolving credit facility and the repayment in full of the principal balance outstanding under AirNet’s term loan.
AirNet’s effective tax rates, excluding the effect of discontinued operations, were 29.8% and 0.3%, respectively, for the nine month periods ended September 30, 2007 and 2006. The 2007 effective tax rate is less than the statutory federal, state and local rate primarily as a result of a reversal of the valuation allowance for deferred tax assets primarily impacted by the current year utilization of alternative minimum tax credits offset to a lesser extent by nondeductible permanent items. The unusually low effective tax benefit rate of 0.3% for the nine month period ended September 30, 2006 is the result of a net increase in the valuation allowance for deferred tax assets that was recognized in the third quarter of 2006.
Accounting principles generally accepted in the United States require AirNet to record a valuation allowance against future deferred tax assets if it is “more likely than not” that AirNet will not be able to utilize such benefits in the future. At September 30, 2007 and December 31, 2006, AirNet maintained a valuation allowance of approximately $10.8 million and $12.5 million, respectively.
On December 31, 2006, AirNet filed for a discretionary income tax method change with the Internal Revenue Service (“IRS”). The discretionary method change requires IRS approval prior to the change being effective. As required by SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) the effect of the method change will be reported in the period in which IRS approval is obtained; therefore, AirNet has not reflected the anticipated impact of the method change in the September 30, 2007 condensed consolidated financial statements. There is no certainty as to what extent or if the IRS will ultimately approve the elected method change as requested. However, if the method change is approved, it could materially change AirNet’s current taxes payable, it’s deferred tax assets and the need for the associated valuation allowance, and provide a significant refund of estimated taxes previously paid.
Liquidity and Capital Resources
Cash flow from operating activities — Continuing Operations
Net cash provided by operating activities from continuing operations was approximately $9.2 million for the nine month period ended September 30, 2007, compared to approximately $13.1 million for the same period in 2006. The approximate $3.9 million decrease in cash from operating activities was primarily due to a decrease in net income from continuing operations, excluding the impact of the non-cash impairment charges of approximately $2.2 million and $24.6 million at September 30, 2007 and 2006, respectively.

Cash flow from operating activities — Discontinued Operations
Net cash from operating activities provided by discontinued operations of approximately $0.4 million for the nine month period ended September 30, 2007 primarily reflected collection of outstanding Jetride receivables, while the comparable period of 2006 reflected operating activities.
Financing Activities — Continuing Operations
Revolving Credit Facility — Second Amended Credit Agreement — March 29, 2007
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
As of September 30, 2007, there were no loans outstanding under the Second Amended Credit Agreement. As of September 30, 2007, AirNet had approximately $0.8 million in standby letters of credit outstanding related to insurance programs, which reduced the amount available to borrow to approximately $14.2 million under the Second Amended Credit Agreement.
Other Term Loan
On March 24, 2005, AirNet entered into an $11.0 million three-year term loan with a fixed interest rate of 8.12%. This term loan was secured by seven Cessna Caravans and nine Learjet 35 aircraft from AirNet’s cargo aircraft fleet. On April 11, 2007, AirNet repaid in full the $7.5 million principal balance outstanding under the term loan with borrowings from AirNet’s Second Amended Credit Agreement. In addition to the outstanding principal amount, AirNet paid approximately $0.1 million in accrued interest and early termination prepayment penalties. Upon repayment in full, the term loan was terminated in accordance with its terms.
Financing Activities — Discontinued Operations
The 2006 net cash used for financing activities of discontinued operations reflects principal payments on term loans secured by aircraft used in the Jetride passenger charter business. Jetride repaid in full the term loans in connection with the sale of the Jetride passenger charter business on September 26, 2006.

Investing Activities — Continuing Operations
Capital expenditures from continuing operations totaled approximately $4.0 million for the nine month period ended September 30, 2007 versus approximately $6.9 million for the same period in 2006. The 2007 and 2006 expenditures were primarily for major aircraft engine overhauls. AirNet anticipates it will spend between $5.0 million and $5.5 million in total capital expenditures in 2007. The proceeds from sales of property and equipment primarily reflect insurance proceeds of approximately $1.2 million from a damaged Learjet declared not airworthy, and approximately $0.5 million received upon the disposition of nine Cessna 310s delivered in the first half of 2007 under the terms of a sales agreement. There were no material capital commitments at September 30, 2007.
Investing Activities — Discontinued Operations
Net cash was provided by investing activities related to discontinued operations for the nine month period ended September 30, 2007 as a result of the release of escrowed proceeds from the sale of Jetride in September 2006. Net cash was used by investing activities in the comparable period in 2006, for capital expenditures, primarily for aircraft engine overhauls.
Future Liquidity
AirNet believes that it currently has sufficient liquidity to fund its operations, including the payment of capital expenditures and other contractual obligations, from operations and cash on hand. However, to maintain sufficient liquidity as AirNet continues to investigate its business strategy and other strategic initiatives, AirNet may need access to additional or other sources of funding. AirNet is exploring other financing alternatives which may include sales of aircraft and leasing. AirNet’s Second Amended Credit Agreement currently limits the aggregate amount which AirNet may pay as expense under operating leases as well as the aggregate amount of assets which may be the subject of sales transactions or sale and leaseback transactions. The availability and level of financing sources cannot be assured and the inability of AirNet to obtain additional funding on acceptable terms would have a material adverse impact on the ability of AirNet to sustain its operations.
AirNet’s Second Amended Credit Agreement expires on October 15, 2008 and currently has no loans outstanding. Although AirNet currently has borrowing availability under the Second Amended Credit Agreement, management does not expect that AirNet will need to draw down a significant amount of funds under the Second Amended Credit Agreement for the foreseeable future. If AirNet does need to borrow under the Second Amended Credit Agreement, operating losses in future periods, as a result of continuing declines in Bank Services revenues combined with the high fixed costs of operating its air transportation network, may cause AirNet to fail to comply with the financial covenants as defined in the Second Amended Credit Agreement. As a result, unless AirNet is able to obtain a waiver or amendment from the lender, AirNet would not be able to borrow under the Second Amended Credit Agreement and would have to find alternative sources of liquidity. There can be no assurance that the lender will agree to any modification, or extension, of the existing Second Amended Credit Agreement.
There have been no material changes in AirNet’s contractual obligations, other than the repayment of AirNet’s term loan as described in Note 7 of the Notes to Condensed Consolidated Financial Statements, from those disclosed in AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
Management has discussed the development and selection of AirNet’s critical accounting policies and estimates with the Audit Committee of AirNet’s Board of Directors and with AirNet’s independent registered public accounting firm. Except for the 2007 adoption of new accounting pronouncements pertaining to income taxes as discussed further in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” , AirNet’s critical accounting policies have not changed significantly from the policies disclosed under the caption “Critical Accounting

Policies and Estimates” in “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION” of Part II of AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
AirNet’s audited consolidated financial statements for the fiscal year ended December 31, 2006, included in “ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, contain additional disclosures regarding AirNet’s significant accounting policies and “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of that Annual Report on Form 10-K includes a summary of AirNet’s critical accounting policies. The information appearing therein may be useful when reading this discussion and analysis of financial condition and results of operations.
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
Off-Balance Sheet Arrangements
As of September 30, 2007, AirNet had no “off-balance sheet” arrangements, as that term is defined by the Securities and Exchange Commission for purposes of Item 303 of Regulation S-K.
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
ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
Inflation and Interest Rates
AirNet is exposed to certain market risks from transactions that are entered into during the normal course of business. AirNet’s primary market risk exposure relates to interest rate risk. At September 30, 2007, AirNet had no loans outstanding under its Second Amended Credit Agreement (described above in the section captioned “Liquidity and Capital Resources — Financing Activities — Continuing Operations” in “ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION” of this Quarterly Report on Form 10-Q). On March 29, 2007, AirNet and its lender (The Huntington National Bank) amended the terms and conditions of the Amended Credit Agreement by entering into the Second Amended Credit Agreement. The Second Amended Credit Agreement bears interest, at AirNet’s option, at (a) a fixed rate equal to LIBOR plus a margin determined by AirNet’s leverage ratio as defined in the Second Amended Credit Agreement, or (b) a floating rate based on the greater of (i) the prime rate established by The Huntington National Bank from time to time plus a margin determined by AirNet’s leverage ratio as defined in the Second Amended Credit Agreement and (ii) the sum of 0.5% plus the federal funds rate in effect from time to time plus a margin determined by AirNet’s leverage ratio.
Fuel Surcharge
AirNet generally assesses its Bank Services customers a fuel surcharge, which is generally based on the Oil Price Index Summary — Columbus, Ohio (OPIS) index. AirNet also assesses most of its Express Services customers a fuel surcharge based on the OPIS index, which is adjusted monthly based on changes in the OPIS index. As index rates fluctuate above a set threshold, surcharge rates will increase or decrease accordingly. The fuel surcharge rate is applied to the revenue amount billed to Bank Services and Express Services customers. AirNet assesses certain Express Services customers fuel surcharges based on negotiated contractual rates.

ITEM 4 — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
With the participation of the Chairman of the Board, Chief Executive Officer and President (the principal executive officer) and the Vice President of Finance and Controller and Interim Chief Financial Officer, Treasurer and Secretary (the principal financial officer) of AirNet Systems, Inc. (“AirNet”), AirNet’s management has evaluated the effectiveness of AirNet’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, AirNet’s Chairman of the Board, Chief Executive Officer and President and AirNet’s Vice President of Finance and Controller and Interim Chief Financial Officer, Treasurer and Secretary have concluded that:
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
Changes in Internal Control Over Financial Reporting
There were no changes in AirNet’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during AirNet’s quarterly period ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, AirNet’s internal control over financial reporting.
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
AirNet has implemented a new pricing structure for its weekday Bank Services customers. If AirNet is not successful in implementing this pricing structure, the decline in AirNet’s Bank Services revenues will adversely affect AirNet’s operations.
On October 15, 2007, AirNet issued a press release announcing a new pricing structure for AirNet’s weekday Bank Services customers and notified them of the structure and of price increases effective at various times in the future. The new pricing structure and price increase incorporated tiered zone pricing features where the cities AirNet serves are categorized by current shipping volumes based on both origins and destinations and a core zone support change effective when dispatches are terminated. If AirNet is unable to successfully implement the new pricing structure, the continuing decline in AirNet’s Bank Services revenues will require additional significant changes in AirNet’s air transportation network, including further reductions in its airline route schedule, the number of aircraft it operates, operating and administrative costs and may cause Bank Services customers to make additional cancellations.
If AirNet fails to evaluate and implement strategic opportunities successfully, AirNet’s business may suffer.
AirNet is evaluating other strategic alternatives to mitigate the decline in Bank Services revenues, which may include cost reductions, expansion of charter flying, entry into new transportation markets, sale of part of AirNet’s assets, and other strategic initiatives, including acquisitions. AirNet has retained a third party consulting firm/investment bank, MergeGlobal, Inc., to assist AirNet in implementing such cost reductions and investigating such alternatives. However, there can be no assurances that such alternatives or cost reductions can be implemented or, if fully implemented, such alternatives or cost reductions would be sufficient to counter the trend of declining Bank Services revenues and profitability in future periods.
If AirNet is unable to maintain sufficient liquidity as AirNet continues to investigate its business strategy and other strategic alternatives, AirNet may be unable to sustain its operations.
AirNet believes that it currently has sufficient liquidity to fund its operations, including the payment of capital expenditures and other contractual obligations, from operations and cash on hand. However, to maintain sufficient liquidity as AirNet continues to investigate its business strategy and other strategic initiatives, AirNet may need access to additional or other sources of funding. AirNet is exploring other financing alternatives which may include sales of aircraft and leasing. AirNet’s Second Amended Credit Agreement currently limits the aggregate amount which AirNet may pay as expense under operating leases as well as the aggregate amount of assets which may be the subject of sales transactions or sale and leaseback transactions. The availability and level of financing sources cannot be assured and the inability of AirNet to maintain current sources or to obtain additional funding on acceptable terms would have a material adverse impact on the ability of AirNet to sustain its operations.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.

(b)	Not applicable.

(c)	Neither AirNet Systems, Inc. nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of AirNet Systems, Inc. during the quarterly period ended September 30, 2007. On February 18, 2000, AirNet Systems, Inc. announced a stock repurchase plan under which up to $3.0 million of its common shares may be repurchased from time to time. These repurchases may be made in open market transactions or through privately negotiated transactions. As of September 30, 2007, AirNet Systems, Inc. had the authority to repurchase approximately $0.6 million of its common shares under this stock repurchase plan.
ITEM 3 — Defaults Upon Senior Securities.
Not Applicable.
ITEM 4 — Submission of Matters to a Vote of Security Holders.
None.
ITEM 5 — Other Information
On November 6, 2007, the Board of Directors of AirNet Systems, Inc., upon the recommendation of the Compensation Committee, adopted the following amendment to the 2007 Incentive Compensation Plan (the “2007 Incentive Plan”): (i) for purposes of computing the pre-tax income of AirNet for the 2007 fiscal year for purposes of the 2007 Incentive Plan, the $2.2 million non-cash impairment charge recorded by AirNet in the third quarter of the 2007 fiscal year will be disregarded and AirNet’s pre-tax income for the 2007 fiscal year will be computed as if no impairment charge had been incurred.

ITEM 6 — Exhibits
Exhibits:

Exhibit No.	Description	Location

10.1	Separation Agreement and General Release, entered into as of October 3, 2007, between AirNet Systems, Inc. and Gary W. Qualmann	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated and filed on October 9, 2007 (File No. 001-13025) (the “October 9, 2007 Form 8-K”)

10.2	Letter agreement, dated as of October 8, 2007, between AirNet Systems, Inc. and Ray L. Druseikis	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s October 9, 2007 Form 8-K

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith

AIRNET SYSTEMS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AIRNET SYSTEMS, INC.
Dated: November 13, 2007	By:	/s/ Ray L. Druseikis
Ray L. Druseikis,
Vice President of Finance and Controller; Interim Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer) (Principal Financial Officer)

AIRNET SYSTEMS, INC.
INDEX TO EXHIBITS

Exhibit No.	Description	Location

10.1	Separation Agreement and General Release, entered into as of October 3, 2007, between AirNet Systems, Inc. and Gary W. Qualmann	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated and filed on October 9, 2007 (File No. 001-13025) (the “October 9, 2007 Form 8-K”)

10.2	Letter agreement, dated as of October 8, 2007, between AirNet Systems, Inc. and Ray L. Druseikis	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s October 9, 2007 Form 8-K

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith