Form 10-K
period 2007-12-31
AIRNET SYSTEMS INC
filed 2008-03-31
CIK 1011696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
☐ Yes ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of June 29, 2007, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $33,565,973 based on the closing sale price as reported on the American Stock Exchange LLC.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2008
Common Shares, $0.01 par value	10,179,671 common shares

DOCUMENT INCORPORATED BY REFERENCE

Document	Part Into Which Incorporated
Portions of the Registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, which will be filed subsequent to the filing of this Annual Report on Form 10-K and not later than 120 days after December 31, 2007
Part III

PART I
ITEM 1 — BUSINESS
General
AirNet Systems, Inc. (“AirNet”) is a specialty air carrier for time-sensitive deliveries, operating between most major United States (“U.S.”) cities each working day. AirNet is a leading transporter of cancelled checks and related information for the U.S. banking industry. AirNet also provides specialized, high-priority delivery services to customers, primarily those involved in medical testing laboratories, radioactive pharmaceuticals, medical equipment, controlled sensitive media and mission critical parts industries. During the first nine months of 2006, AirNet also provided private passenger charter services through its wholly-owned subsidiary, Jetride, Inc. (“Jetride”). As described below, the Jetride passenger charter business was sold on September 26, 2006.
In addition to regularly scheduled delivery services through its air and ground transportation network, AirNet offers on-demand cargo charter delivery services for both Bank Services and Express Services customers. AirNet also provides ground pick-up and delivery services throughout the nation seven days per week, primarily through a network of third-party vendors.
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
As of December 31, 2007, AirNet operated a fleet of 102 aircraft (including 40 Beech Barons, 29 LearJets and 16 Cessna Caravan turboprops) that depart from over 95 cities and complete more than 340 flights per night, primarily Monday through Thursday night.  Approximately 17% of AirNet’s weekday flights are subcontracted to third-party aircraft operators.  To supplement its air transportation network, AirNet uses commercial passenger airlines to provide additional services when its aircraft are not operating and to provide service to markets that AirNet flights do not serve.
AirNet continues to consult with its banking customers to determine their future requirements for air transportation services as they transition to image products and other electronic alternatives to the physical movement of cancelled checks. As a result of past discussions, AirNet made significant changes to its air transportation network to meet the evolving service needs of its Bank Services customers. These changes, which became effective March 26, 2007, resulted in the elimination of 45 flights, or approximately 10%, of AirNet’s weekday flight schedule. In addition, in October 2007, AirNet made further changes to its air transportation network to meet the needs of its Bank Services customers.
On October 15, 2007, AirNet announced a new pricing structure for AirNet’s weekday Bank Services customers and notified them of the structure and of price increases effective at various times in the future. The new pricing structure and price increase incorporate tiered zone pricing features where the cities AirNet serves are categorized by current shipping volumes based on both origins and destinations and a core zone support charge effective when dispatches are terminated. For additional information on these flight and pricing changes, see the discussion under the caption “Bank Services Revenues” in “ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of Part II of this Annual Report on Form 10-K.
As a result of the development of a revised business strategy, AirNet is implementing growth plans to expand dedicated scheduled and on demand cargo charter services for customers in niche markets requiring high control, rapid delivery and non conforming delivery times. This plan involves expanding charter services for existing customers, extending charter services to other customers and market segments, and creating small specialized networks for specific customers. This cargo charter business model involves flying an aircraft for a single customer under a customer defined itinerary where the customer buys the entire aircraft’s capacity. Additionally, AirNet intends to grow by providing express feeder service through dedicated charters for the large integrated carriers. This cargo charter model involves flying dedicated feeder charters where the cost structure is predominately the Aircraft, Crew, Maintenance, and Insurance costs excluding fuel (“ACMI”). AirNet believes that growth opportunities exist in the ACMI market because of large integrated carriers’ desire to work with a smaller number of feeder companies, a shift in emphasis from price to service reliability, and consolidation occurring within the airline sector in which AirNet operates.
AirNet will operate a smaller national network as the bank business changes and may become an air carrier that primarily serves charter customers in a scheduled and on demand environment. AirNet will rely on its customer service focus and its operating strengths as an airline operator, pilot recruiter and trainer, and aircraft maintenance provider to make the transition. AirNet expects to implement cost reductions in its administration, ground and air network operations coinciding with adjustments to the changing Bank Services and Express Services business conditions. AirNet will also evaluate and adjust its current fleet of aircraft types to support ACMI and dedicated cargo charter service requirements. AirNet expects to make additional changes in its aircraft fleet over time both in terms of reductions or additions of aircraft and aircraft types.
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
Bank Services
Bank Services, primarily consisting of cancelled check delivery, generated approximately 62% and 65% of AirNet’s total net revenues for the fiscal years ended December 31, 2007 and 2006, respectively. AirNet’s time-critical cancelled check delivery service allows its banking customers to reduce their float costs and related processing fees. AirNet also transports other items, such as proof of deposit transactions and interoffice mail, for many of the same bank customers. The U.S. banking industry, including commercial banks and third-party processors, represents AirNet’s largest category of customers. AirNet’s bank customers represent many of the nation’s largest bank holding companies. For 2007 and 2006, AirNet had five Bank Services customers that aggregated approximately 39% and 40% of total net revenues, respectively. One Bank Services customer comprised approximately 11% of total net revenues in 2007 while two Bank Services customers comprised 11% and 10% of total net revenues in 2006.
AirNet has received additional service cancellations from its banking customers which become effective in the first and second quarters of 2008. These service cancellations represented approximately $9.3 million of revenues on an annual basis in 2007, including approximately $1.5 million of fuel surcharge revenues. AirNet expects additional cancellations at an accelerating rate from its banking customers in 2008 and thereafter.
Express Services
Express Services, which focus on customers with time-critical delivery needs, generated approximately 36% and 34% of AirNet’s total net revenues for the fiscal years ended December 31, 2007 and 2006, respectively. In addition to regularly scheduled delivery services through its air and ground transportation network, AirNet offers on-demand cargo charter delivery services for Express Services customers. AirNet also provides ground pick-up and delivery services throughout the nation seven days per week, primarily through a network of third-party vendors. Express Services are primarily targeted at customers involved in medical testing laboratories, radioactive pharmaceuticals, medical equipment, controlled sensitive media and mission critical parts and other customers whose shipment needs are highly time sensitive, time-definite or highly controlled. In the life sciences industry, Express Services are offered to customers shipping packages that require specialized handling, the transportation of which is often highly regulated by various governmental authorities. Targeted markets within the medical testing laboratories industry include producers and recipients of diagnostic specimens, blood, umbilical cord blood, human tissue and organs.
For those customers requiring time-critical delivery options not available on AirNet’s regularly scheduled routes, cargo charter services are available. Cargo charter services may be regularly scheduled or scheduled on an on-demand, as-needed basis, 24 hours per day, seven days a week.
Aviation Services
AirNet operates a fixed base operation from its facility at the Rickenbacker International Airport in Columbus, Ohio (the “Rickenbacker Facility”), offering retail aviation fuel sales and aircraft maintenance.
Recent Developments
As of March 31, 2008, AirNet entered into a definitive merger agreement to be acquired by an affiliate of Bayside Capital, Inc. (“Bayside Capital”) for $2.81 per share in a cash merger transaction. The price represents a premium of approximately 94% over the closing price of $1.45 per share on March 28, 2008. The total value of the transaction in the merger is approximately $28.7 million (before transaction costs). In conjunction with the merger agreement, the affiliate of Bayside Capital will also be purchasing approximately 1.9 million common shares of AirNet at $2.81 for a total purchase price of approximately $5.4 million.
The Board of Directors of AirNet unanimously approved the merger agreement, determined that the merger is in the best interests of AirNet’s shareholders and agreed to recommend approval and adoption of the merger and the merger agreement by AirNet’s shareholders. AirNet’s shareholders will vote on the proposed merger at a special meeting that will be held on a date to be announced. Completion of the merger is subject to various customary closing conditions, including shareholder approval and adoption of the merger and the merger agreement and the obtaining of any required regulatory approvals. The closing of the merger is expected to occur during the second quarter of 2008, and is not subject to any financing contingencies. However, there can be no assurances that the parties will be able to obtain any required regulatory approvals of the merger on the proposed terms and schedule, that AirNet’s shareholders will approve and adopt the merger and the merger agreement or that the other closing conditions will be satisfied. Additionally, uncertainty surrounding the proposed merger may make it more difficult to maintain relationships with AirNet’s customers and team members. In the event that the merger is not consummated, AirNet’s management and Board of Directors would re-assess the options available to AirNet and may revise AirNet’s strategic direction, as necessary.
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
Revenues from Passenger Charter Services, included in discontinued operations, were approximately $16.9 million for 2006. Income from discontinued operations before income taxes for 2006 was approximately $0.1 million. Included in the 2006 income from discontinued operations before income taxes is a pre-tax gain of approximately $1.0 million, which is net of approximately $1.0 million of investment banking and legal fees associated with the sale of Jetride.
Business Strategy
AirNet plans to continue providing transportation services to the banking industry, but expects that its Bank Services revenues will continue to decline at an accelerating rate in future periods as a result of the increasing use by Bank Services customers of image products and other electronic alternatives to the physical movement of cancelled checks. On October 15, 2007, AirNet issued a press release announcing a new pricing structure for AirNet’s weekday Bank Services customers and notified them of the structure and of price increases effective at various times in the future. The new pricing structure and price increase incorporate tiered zone pricing features where the cities AirNet serves are categorized by current shipping volumes based on both origins and destinations and a core zone support charge effective when dispatches are terminated. AirNet will continue to evaluate and adjust its network fleet operation and size in response to changing business conditions and the needs of its Bank Services and Express Services customers. AirNet continues to work with individual Bank Services customers to understand their future transportation requirements and to restructure contractual relationships. In addition, AirNet will review its ground operations for efficiencies and cost reductions as AirNet reduces its air transportation network.

The continuing decline in AirNet’s Bank Services revenues will require additional significant changes in AirNet’s air transportation network, including further reductions in its airline route schedule, the number of aircraft it operates, operating and administrative costs and may cause Bank Services customers to make additional cancellations.
As previously disclosed in the section captioned “Business Strategy” in “ITEM 1 – BUSINESS” of Part I of AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, AirNet’s business strategy had been focused on increasing Express Services revenues in 2007 and subsequent years. AirNet’s intent had been to increase its focus on Express Services customers in time-critical, time-definite, and high control delivery markets. However, AirNet’s Express Services revenues and contribution margin are not sufficient to offset the accelerating decline in weekday and weekend Bank Services revenues and contribution margin. As a result, further substantial reductions in AirNet’s weekday air transportation network will be required at various times in the future. Given the inherent high fixed costs of operating AirNet’s air transportation network, AirNet believes that it will be difficult to reduce operating costs in proportion to anticipated declines in Bank Services revenues. Additional reductions in AirNet’s air transportation network will also result in the elimination of certain delivery services to AirNet’s Bank Services and Express Services customers, resulting in additional declines in revenues. Under the existing business model, AirNet would expect that the continuing decline in Bank Services revenues, combined with the high fixed costs of operating its air transportation network, would result in a significant decline in AirNet’s profitability and may result in operating losses in future periods. In response to this fact, AirNet has been developing a new business strategy that focuses on the core strengths of AirNet’s flight operations.
In connection with the development of this new business strategy, AirNet retained a third party consulting firm/investment bank, MergeGlobal, Inc., to assist AirNet in evaluating strategic alternatives to mitigate the decline in Bank Services revenues. Among the alternatives being considered are cost reductions, expansion of charter flying, entry into new transportation markets, sale of part of AirNet’s assets, and other strategic initiatives, including acquisitions.
As a result of the evaluation, AirNet is implementing growth plans to expand dedicated scheduled and on demand cargo charter services for customers in niche markets requiring high control, rapid delivery and non conforming delivery times. This plan involves expanding charter services for existing customers, extending charter services to other customers and market segments, and creating small specialized networks for specific customers. This cargo charter business model involves flying an aircraft for a single customer under a customer defined itinerary where the customer buys the entire aircraft’s capacity. AirNet’s current customers for these services include medical testing laboratories, radioactive pharmaceuticals, medical equipment, controlled sensitive media firms and other companies that have mission critical operations. Additionally, AirNet intends to grow by providing express feeder service through dedicated charters for the large integrated carriers. This cargo charter model involves flying dedicated feeder charters where the cost structure is predominately ACMI. The feeder ACMI market is a market within a competitive contract cargo carrier market, and primarily includes express feeder service to the large integrated carriers such as United Parcel Service (“UPS”), DHL, Purolator and Federal Express Corporation (“FedEx”). This ACMI market is highly fragmented with many small operators. AirNet believes that growth opportunities exist in the ACMI market because of large integrated carriers’ desire to work with a smaller number of feeder companies, a shift in emphasis from price to service reliability, and consolidation occurring within the airline sector in which AirNet operates.
AirNet will operate a smaller national network as the bank business changes and may become an air carrier that primarily serves charter customers in a scheduled and on demand environment. AirNet will rely on its customer service focus and its operating strengths as an airline operator, pilot recruiter and trainer, and aircraft maintenance provider to make the transition. AirNet expects to implement cost reductions in its administration, ground and air network operations coinciding with adjustments to the changing Bank Services and Express Services business conditions. AirNet will also evaluate and adjust its current fleet of aircraft types to support ACMI and dedicated cargo charter service requirements. AirNet expects to make additional changes in its aircraft fleet over time both in terms of reductions or additions of aircraft and aircraft types.
There can be no assurance that AirNet can make a transition to an air carrier primarily serving ACMI and dedicated cargo charter customers, that related alternatives or cost reductions can be implemented or, if fully implemented, the transition to ACMI or dedicated cargo charter markets, together with such alternatives or cost reductions, will be sufficient to counter the trend of declining Bank Services revenues and profitability in future periods.
In February 2006, AirNet decided to market for sale all nine of the Cessna 310 Piston cargo aircraft as a result of the need to reduce its airline capacity and operating costs. In November 2006, AirNet entered into an agreement to sell these aircraft for approximately $0.5 million. AirNet delivered seven aircraft in the first quarter of 2007 and delivered the two remaining aircraft in June 2007.
Operations
Air Operations
AirNet’s air operations are headquartered at the Rickenbacker Facility in Columbus, Ohio.
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
AirNet’s central dispatch system coordinates all components of the air cargo operation. Departure and arrival times are continuously updated, and weather conditions throughout the nation are monitored. AirNet air operations personnel remain in contact with pilots, out-based hub managers, fuelers, maintenance technicians and ground delivery personnel to identify and minimize any potential delays in the delivery process.
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
AirNet employs approximately 80 aircraft and avionics technicians in seven separate locations across the U.S. who perform maintenance on AirNet’s fleet of aircraft. AirNet has an in-house engine shop at the Rickenbacker Facility where some of the piston engines are overhauled on-site, thereby reducing aircraft downtime and controlling costs. AirNet also performs avionics troubleshooting and repair at its Rickenbacker Facility to provide for maximum efficiency and minimum aircraft downtime for the fleet. AirNet’s aircraft maintenance center at its Columbus hub has received ISO 9001:2000 certification and holds a repair station certificate granted by the FAA.
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
Ground support
AirNet manages its ground delivery services primarily through a network of vendor couriers. The use of vendor couriers to perform the majority of ground delivery services, allows AirNet to better match its ground costs with its volume requirements. In limited situations, employees are used for ground delivery services on scheduled routes where volume requirements economically justify employing full-time couriers or customers’ needs require employee couriers. Dispatching functions related to ground delivery services occur at AirNet’s Columbus, Ohio hub and on a regional basis in some of the major cities served.
Fast Forward Solutions
Fast Forward Solutions, LLC (“Fast Forward Solutions”), a wholly-owned subsidiary of AirNet, was formed in August 2003 to explore growth opportunities associated with existing and emerging image replacement platforms and technologies. Fast Forward Solutions is no longer pursuing opportunities in the image replacement market.
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
The U. S. Department of Transportation (“DOT”) and Transportation Security Administration (“TSA”) have regulatory authority concerning operational and security concerns in transportation, including aviation safety, security, insurance and hazardous materials. AirNet holds various operational certificates issued by these and other governmental agencies, including grantee status to DOT-SP 7060 Special Permit and a Transport Canada Permit SA – 8818 for Equivalent Level of Safety, which permit AirNet to transport higher volumes of time-critical radioactive pharmaceuticals than is allowed by the DOT and Transport Canada for most carriers. AirNet’s grantee status under the DOT-SP 7060 Special Permit expires in August 2010 and its Permit for Equivalent Level of Safety expires in March 2010. These permits may be renewed at such times. AirNet is also subject to regulation by the Food and Drug Administration, which regulates the transportation of pharmaceuticals and live animals, as well as by various state and local authorities.
AirNet believes that it has all permits, approvals and licenses required to conduct its operations and that it is in compliance with applicable regulatory requirements relating to its operations, including all applicable noise level regulations.
AirNet transports packages on both its airline and on commercial airlines. The TSA requires that AirNet maintain certain security programs related to its operations, including a Twelve-Five Standard Security Program (“TFSSP”) and an Indirect Air Carrier Standard Security Program (“IACSSP”). The TFSSP governs security procedures applicable to AirNet’s airline and the IACSSP governs security procedures for tendering packages to commercial airlines. AirNet Systems Inc. maintains the TSA approved TFSSP. AirNet Management, Inc., a wholly-owned subsidiary of AirNet (“AirNet Management”), maintains the TSA approved IACSSP. AirNet Systems and AirNet Management believe that they are in compliance with all the requirements of the TFSSP and IACSSP programs that they maintain.
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
On January 9, 2007, the U.S. House of Representatives passed bill H.R.1 entitled “Implementing the 9/11 Commission Recommendations Act of 2007” and the bill was received in the U.S. Senate and referred to the Committee on Homeland Security and Governmental Affairs. On March 5, 2007, the Committee on Commerce, Science and Transportation of the U.S. Senate reported bill S.509 entitled “Aviation Security Improvement Act” with amendments and the bill as amended was placed on the Senate Legislative Calendar. If enacted, each of these bills would provide for significant further regulation and inspection/screening of cargo transported on commercial passenger airlines. If these bills are enacted, commercial passenger airlines may require earlier tendering times which may impact AirNet’s ability to meet current shipping timeframes for its customers.
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
On August 3, 2007, President Bush signed into law the “Improving America’s Security Act of 2007” (the “Act”).  The Act mandates heightened inspection and screening measures for cargo placed on commercial passenger airlines and requires all cargo placed on commercial passenger airlines after August 3, 2010 to be screened 100% for threats to commercial aviation safety and security. When implemented, the heightened inspection and screening measures required under the Act may necessitate earlier tendering times for cargo transported on commercial passenger airlines, which may impact AirNet’s ability to meet current shipping timeframes for its customers.

Seasonality
See “ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” under the heading “Seasonality and Variability in Quarterly Results” of this Annual Report on Form 10-K for a discussion of the seasonal aspects of AirNet’s business, which discussion is incorporated herein by reference.
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
In the private sector, there are a large number of smaller, regional carriers that transport cancelled checks, none of which AirNet believes has a significant interstate market share. The two largest private sector national air carriers, FedEx and UPS, both carry cancelled checks where the required deadlines fit into their existing system. AirNet does not believe that FedEx or UPS represents a significant competitor in the time-critical cancelled check market. AirNet provides customized service for its customer base, often with later pick-ups and earlier deliveries than the large, national air carriers provide.
AirNet currently operates extensive dedicated cargo charter flights for both Bank Services and Express Services customers. Expansion of dedicated cargo charter flights encompasses extending services for existing customers, expanding charter services to new market segments, and creating small networks for specific customers. The ACMI market is a niche market within a highly competitive contract cargo carrier market, and primarily includes express feeder service to large integrated carriers such as UPS and FedEx. Additionally, the ACMI market is highly fragmented with many small operators. AirNet believes that growth opportunities exist in the ACMI market because of large integrated carriers’ desire to work with a smaller number of feeder companies, a shift in emphasis from price to service reliability, and consolidation occurring within the Part 135 airline industry, in which AirNet operates.
AirNet competes with commercial passenger airlines and numerous other carriers in its Express Services delivery business and estimates its market share in this industry at less than 1%.
AirNet believes that its national air transportation network, proprietary information technology and historically high on-time performance level allow it to compete in the ACMI and dedicated cargo charter markets. In recent years, additional charter aircraft competitors have received grantee status to the DOT-SP 7060 Special Permit which has increased competition for radioactive pharmaceuticals customers.
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
Employees
As of December 31, 2007, AirNet employed approximately 640 persons, which included approximately 150 pilots. AirNet’s employees are not represented by any union or covered by any collective bargaining agreement. AirNet has experienced no work stoppages and believes that its relationship with employees is good.
ITEM 1A — RISK FACTORS
Completion of the merger is subject to various customary closing conditions, including the obtaining of shareholder approval and adoption of the merger and the merger agreement and the obtaining of any required regulatory approvals.
As of March 31, 2008, AirNet entered into a definitive merger agreement to be acquired by an affiliate of Bayside Capital, Inc. (“Bayside Capital”) for $2.81 per share in a cash merger transaction. The price represents a premium of approximately 94% over the closing price of $1.45 per share on March 28, 2008. The total value of the transaction in the merger is approximately $28.7 million (before transaction costs). In conjunction with the merger agreement, the affiliate of Bayside Capital will also be purchasing approximately 1.9 million common shares of AirNet at $2.81 for a total purchase price of approximately $5.4 million.
The Board of Directors of AirNet unanimously approved the merger agreement, determined that the merger is in the best interests of AirNet’s shareholders and agreed to recommend approval and adoption of the merger and the merger agreement by AirNet’s shareholders. AirNet’s shareholders will vote on the proposed merger at a special meeting that will be held on a date to be announced. Completion of the merger is subject to various customary closing conditions, including shareholder approval and adoption of the merger and the merger agreement and the obtaining of any required regulatory approvals. The closing of the merger is expected to occur during the second quarter of 2008, and is not subject to any financing contingencies. However, there can be no assurances that the parties will be able to obtain any required regulatory approvals of the merger on the proposed terms and schedule, that AirNet’s shareholders will approve and adopt the merger and the merger agreement or that the other closing conditions will be satisfied. Additionally, uncertainty surrounding the proposed merger may make it more difficult to maintain relationships with AirNet’s customers and team members. In the event that the merger is not consummated, AirNet’s management and Board of Directors would re-assess the options available to AirNet and may revise AirNet’s strategic direction, as necessary.
The Check 21 Act and electronic methods of clearing cancelled checks have had, and will continue to have, a significant adverse effect on AirNet’s revenues derived from check delivery services.
The Check 21 Act, which became effective in October 2004, created a new negotiable instrument called a substitute check (also known as an image replacement document or “IRD”) that becomes the legal equivalent of the original item. The Check 21 Act effectively removed the requirement of returning an original paper check to the account holder’s financial institution and required that all financial institutions accept an IRD in lieu of a cancelled check. The Check 21 Act and the transition in the banking industry to electronic methods of clearing cancelled checks will eventually replace the need for expedited air transportation services for the delivery of original cancelled checks by most of AirNet’s banking customers. The Check 21 Act and electronic methods of clearing cancelled checks have had, and will continue to have, a significant adverse affect on AirNet’s revenues derived from check delivery services.

The use of image replacement documents and other electronic methods to clear cancelled checks is accelerating and will have a significant adverse effect on AirNet’s revenues and income.
The use of IRD’s and other electronic methods to clear cancelled checks is accelerating and AirNet is experiencing significant declines in the volume of cancelled checks it delivers for its banking customers. The acceleration in the use of electronic methods of clearing checks has had and will continue to have a significant adverse effect on AirNet’s revenues and income. AirNet’s contribution margin on the delivery of cancelled checks is significantly higher than its contribution margin from its other delivery services. The decline in revenues derived from check delivery services and the associated loss of contribution margin will require AirNet to further reduce its current route structure, the number of aircraft it operates and operating and administrative costs. Such reductions in AirNet’s national airline network will result in the elimination of certain delivery services to its banking customers and will result in additional declines in AirNet’s Bank Services revenues. The high fixed costs of AirNet’s national airline structure make it difficult to reduce costs in proportion to anticipated decreases in revenues and income.
AirNet has implemented a new pricing structure for its weekday Bank Services customers. If AirNet is not successful in implementing this pricing structure, the decline in AirNet’s Bank Services revenues will adversely affect AirNet’s operations.
On October 15, 2007, AirNet issued a press release announcing a new pricing structure for AirNet’s weekday Bank Services customers and notified them of the structure and of price increases effective at various times in the future. The new pricing structure and price increase incorporate tiered zone pricing features where the cities AirNet serves are categorized by current shipping volumes based on both origins and destinations and a core zone support charge effective when dispatches are terminated. If AirNet is unable to successfully implement and hold the new pricing structure, the continuing decline in AirNet’s Bank Services revenues will require additional significant changes in AirNet’s air transportation network, including further reductions in its airline route schedule, the number of aircraft it operates, operating and administrative costs and may cause Bank Services customers to make additional cancellations.
AirNet will not be able to offset the accelerating decline in weekday and weekend Bank Services revenues and contribution margins with Express Services revenues and contribution margins, which could adversely affect AirNet’s profitability and require further reductions in AirNet’s weekday air transportation network.
Because the density of cancelled check shipments is greater than the typical Express Services shipment, contribution margins on Bank Services shipments are substantially higher than Express Services shipments after considering the cubic dimension of shipments. Also, due to the unscheduled nature of Express Services shipments, pick-up and delivery costs per shipment are higher for Express Services shipments than Bank Services shipments. Express Services contribution margins are currently insufficient to support the operation of AirNet’s airline as presently configured. As AirNet’s Bank Services revenues continue to decline due to service cancellations driven by a decline in cancelled check volumes, it will be necessary for AirNet to continue to restructure AirNet’s airline by reducing routes and the number of aircraft its operates. Due to the high fixed costs of operating AirNet’s national air transportation network, there can be no assurances that AirNet’s financial performance in future periods will be profitable or sufficient to support a national air transportation network.
Reductions in AirNet’s route schedule and the number of aircraft it operates may adversely impact AirNet’s Express Services business.
AirNet’s air and ground network that provides later pick-up and earlier delivery times than those offered by other national carriers is one of the primary differentiating characteristics of AirNet’s time-critical delivery network. A significant portion of AirNet’s Express Services shipments are transported on AirNet’s airline. The anticipated decline in AirNet’s transportation of cancelled checks has and will continue to require significant changes in AirNet’s air transportation network, including further reductions in its current route schedule and the number of aircraft it operates. Reductions in AirNet’s route schedule and the number of aircraft it operates will require AirNet to transport a greater portion of its Express Services shipments on commercial airlines and may result in the elimination of certain delivery services to AirNet’s Express Services customers, resulting in additional declines in revenues.
If AirNet fails to implement its revised business strategy successfully, AirNet’s business may suffer.
AirNet has been developing a new business strategy that focuses on the core strengths of AirNet’s flight operations. AirNet has evaluated strategic alternatives to mitigate the decline in Bank Services revenues, including cost reductions, expansion of charter flying, entry into new transportation markets, sale of part of AirNet’s assets, and other strategic initiatives, including acquisitions. As a result of the development of a revised business strategy, AirNet is implementing growth plans to expand dedicated scheduled and on demand cargo charter services for customers in niche markets requiring high control, rapid delivery and non conforming delivery times.

This plan involves expanding charter services for existing customers, extending charter services to other customers and market segments, and creating small specialized networks for specific customers. This cargo charter business model involves flying an aircraft for a single customer under a customer defined itinerary where the customer buys the entire aircraft’s capacity. Additionally, AirNet intends to grow by providing express feeder service through dedicated charters for the large integrated carriers. This cargo charter model involves flying dedicated feeder charters where the cost structure is predominately ACMI. AirNet will operate a smaller national network as the bank business changes and may become an air carrier that primarily serves charter customers in a scheduled and on demand environment. There can be no assurance that AirNet can make a transition to an air carrier primarily serving ACMI and dedicated cargo charter customers, that related alternatives or cost reductions can be implemented or, if fully implemented, the transition to ACMI or dedicated cargo charter markets, together with such alternatives or cost reductions, will be sufficient to counter the trend of declining Bank Services revenues and profitability in future periods.
Competition from other providers of express air and ground delivery services may adversely affect AirNet’s results of operations and financial condition.
AirNet’s Bank Services compete primarily against the Federal Reserve’s Check Relay Network, which has significantly greater financial and other resources than AirNet. The Federal Reserve is regulated by the Monetary Control Act of 1980, which in general requires that the Federal Reserve price its services on an actual cost basis plus a set percentage private sector market adjustment factor. Failure by the Federal Reserve to comply with the Monetary Control Act by pricing its services below the required rates could have an adverse competitive impact on AirNet. On February 13, 2007, the Federal Reserve announced that on May 21, 2007, it would be significantly reducing the number of interdistrict flights on its CRN as a result of the significant decline in the volume of cancelled checks to be transported. The Federal Reserve also announced that it expects the CRN will be discontinued by 2010. Also, the market for Express Services is highly competitive. Aggressive competition for customers with express delivery needs could have a material adverse affect on revenue and contribution margins in Express Services. Additionally, the ACMI market is a niche market within a highly competitive contract cargo carrier market, and primarily includes express feeder service to large integrated carriers such as UPS and FedEx. AirNet believes that growth opportunities exist in the ACMI market because of large integrated carriers’ desire to work with a smaller number of feeder companies, a shift in emphasis from price to service reliability, and consolidation occurring within the airline sector in which AirNet operates. There can be no assurance, however, that AirNet can successfully compete as an air carrier primarily serving ACMI and dedicated cargo charter customers.
An economic downturn could result in less demand for AirNet’s delivery services.
Many economists have reported that the U.S. economy is slowing, and may be headed toward a recession. AirNet’s air transportation network relies on customers who need time-sensitive delivery services. AirNet’s time-critical cancelled check delivery service allows its banking customers to reduce their float costs and related processing fees. To the extent these costs and fees become less significant to the overall operations of AirNet’s banking customers, their demand for AirNet’s services may lessen. Additionally, since shipments are made by most of AirNet’s Express Services customers on an as-needed basis, AirNet does not have commitments from these customers. The overall demand for both Bank Services and Express Services is primarily influenced by the health of the U.S. economy, which is cyclical in nature, the seasonality and economic health of the industries using AirNet’s air transportation network and the availability, reliability and cost of alternative shipping services including services from competitors who are larger, serve more cities and have more financial resources. The amounts shipped in AirNet’s air transportation network during any particular time period can fluctuate significantly due to the foregoing factors. A downward fluctuation in demand for AirNet’s Bank Services and Express Services could have a material adverse effect on AirNet’s results of operations.
The U.S. aviation industry is experiencing a shortage of qualified pilots which could adversely impact AirNet’s flight schedule and air transportation network.
The U.S. aviation industry is currently experiencing a shortage of qualified pilots. AirNet competes for qualified pilots with major passenger airlines, regional passenger carriers, fractional ownership operators, corporate flight departments and other cargo airlines. Because of the resurgence in airline passenger travel and increased hiring by commercial passenger airlines, the competition for obtaining qualified pilots has significantly increased. Consequently, AirNet has experienced, and is currently experiencing, higher pilot attrition which has caused pilot shortages. To date, AirNet has generally been able to complete scheduled flights using line pilots, reserve pilots and instructors, flight rated management or third party contract air carriers. These remedies have resulted in increased pilot travel expense and subcontracted air route costs. Flight cancellations and associated revenue losses have been minimal. In an effort to address the competition for available pilots, AirNet has implemented pilot compensation increases and has implemented bonus arrangements to attract and retain qualified pilots. AirNet has also increased its pilot recruiting and training activities. The compensation increases and bonus arrangements will result in a significant increase in AirNet’s operating wages and benefits expense; however, to date, this increase has been offset by the overall lower number of pilots. There can be no assurance that the compensation increases and bonus arrangements will be successful in attracting or retaining qualified pilots, or that scheduled flights will not be cancelled, resulting in revenue losses, because of pilot shortages.

Fuel surcharge revenues may be insufficient to recover fuel cost increases and higher fuel surcharges may cause customers to consider other transportation alternatives.
AirNet charges its customers a fuel surcharge as a percentage of base transportation charges. AirNet’s base transportation revenues have historically been sufficient to recover increases in fuel costs after application of the fuel surcharge. As AirNet’s Bank Services revenues decline, AirNet may not have base transportation revenues sufficient to recover increases in fuel costs, which would have a material adverse effect on AirNet’s results of operations. Additionally, because of significant increases in fuel costs and the related escalation in fuel surcharges, AirNet’s Bank Services and Express Services customers may consider utilizing other alternatives to air transportation, which could negatively affect AirNet’s results of operation.
A failure of computer systems could significantly disrupt AirNet’s business.
AirNet utilizes a number of computer systems to schedule flights and personnel, track aircraft and freight, bill customers, pay expenses and monitor a variety of activities, ranging from maintenance and safety compliance to financial performance. The failure of the hardware or software that support these computer systems, or the loss of data contained in any of them, could significantly disrupt operations.
It will be difficult for AirNet to dispose of its aircraft and other operating assets in response to any reductions in its air transportation network or operations.
AirNet’s ability to dispose of its aircraft in response to any reductions in its air transportation network will be limited by the age and cargo configuration of such aircraft. AirNet’s aircraft, including its Learjets, are relatively older, higher use aircraft that are not configured for passenger use. Lower use Learjets with similar ages, lower operating hours and configured for passenger use have been averaging in excess of 18 months on the market prior to sale. AirNet’s ability to dispose of its Learjets will be restricted by such market factors and may require extended holding periods prior to sale. The cost of converting such Learjets to passenger use will also limit the market for such aircraft and the value AirNet may receive upon their sale. A significant portion of AirNet’s other aircraft are subject to similar factors that will limit their marketability. AirNet’s operating facility located at Rickenbacker International Airport is a specialty use facility which is not readily adaptable to uses other than aircraft operations. The specialty nature of AirNet’s Rickenbacker Facility and the fact that it is not located at a major metropolitan airport will limit its value and could result in an extended holding period prior to disposition.
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
On February 14, 2007, the FAA sent proposed legislation to Congress that would significantly alter the manner in which the federal government funds the FAA. The proposed legislation, entitled “The Next Generation Air Transportation System Financing Reform Act of 2007” would generate revenue to fund FAA operations from a number of sources, including the imposition of certain fees for using the air traffic system and increases in the fuel tax. Neither the Senate nor the House of Representatives adopted the FAA’s proposed legislation, and the Senate and the House of Representatives each introduced its own FAA funding legislation entitled, respectively, the “Aviation Investment and Modernization Act of 2007” and the “FAA Reauthorization Act of 2007”. The Senate and House of Representatives proposed bills have been referred to their respective committees and neither bill has been approved by the full Senate or full House of Representatives. Any FAA funding legislation that contains new user fees or increases the fuel tax, if enacted, would significantly increase AirNet’s operating costs and could adversely impact AirNet’s financial performance.
FAA grounding of AirNet’s fleet or a specific type of aircraft used in AirNet’s delivery services business may adversely affect AirNet’s business and revenues.
The FAA has the authority to ground specific types of aircraft due to safety concerns and ground a Part 135 operator’s entire fleet for alleged violations of safety requirements. The FAA has, from time to time, grounded specific types of aircraft until such aircraft can be inspected and/or can be modified to correct the safety issue. The FAA has considered airworthiness directives that could result in the grounding of certain Cessna 208 Caravans until de-icing equipment or other modifications can be installed. AirNet operates 16 Cessna 208 Caravans as part of its air transportation network. The grounding of any type of aircraft used in AirNet’s fleet, including the Cessna 208 Caravans, would adversely affect AirNet’s air transportation network and would adversely affect AirNet’s business and revenues. In addition, the cost of modifying AirNet’s aircraft to correct any safety concerns would increase the cost of operating such aircraft and AirNet’s business.
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
AirNet maintains grantee status to the DOT-SP 7060 Special Permit and holds a Transport Canada Permit for Equivalent Level of Safety which allows AirNet to transport higher volumes of radioactive pharmaceuticals than permitted for most air carriers. AirNet’s grantee status under the DOT-SP 7060 Special Permit expires in August 2010 and its Transport Canada Permit for Equivalent Level of Safety expires on March 31, 2010. Although AirNet anticipates it will obtain a renewal of these permits at their next scheduled renewal dates, there can be no assurances that these permits will be extended. Further, there can be no assurance that AirNet can continue to comply with all current requirements related to its grantee status under the DOT-SP 7060 Special Permit or its Permit for Equivalent Level of Safety, or that such requirements will not change in the future which would negatively affect AirNet’s ability to maintain such status.
Changes in government regulations regarding the transportation of hazardous materials may increase AirNet’s costs of transporting such shipments or reduce AirNet’s ability to transport such shipments.
Failure to comply with new or existing regulations governing the transportation of hazardous materials would reduce or otherwise restrict AirNet’s ability to transport hazardous materials, including its ability to transport radioactive pharmaceuticals pursuant to AirNet’s grantee status under the DOT SP-7060 Special Permit. Future changes in government regulations regarding the transportation of hazardous materials may also increase AirNet’s costs of transporting such shipments or reduce AirNet’s ability to transport such shipments.
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
Changes at fixed base operators and by local airport authorities could potentially limit AirNet’s ramp access to its aircraft, thereby increasing tender time from customers. Changes in chain of custody requirements could also potentially cause AirNet to incur additional costs to staff additional hours at certain locations. In response to security-related procedures being implemented, AirNet added a security surcharge in 2002 for its Bank Services and Express Services customers. Although the surcharge has helped offset the increasing costs associated with security issues, AirNet’s current surcharge program may not be sufficient to cover all new costs it may incur as additional transportation safety procedures are developed and/or required.
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
If AirNet is unable to maintain sufficient liquidity as AirNet continues to implement its business strategy and other strategic alternatives, AirNet may be unable to sustain its operations.
AirNet believes that it currently has sufficient liquidity to fund its operations, including the payment of capital expenditures and other contractual obligations, from operations, cash on hand and tax refunds. However, to maintain sufficient liquidity as AirNet implements its business strategy and other strategic initiatives, AirNet may need access to additional or other sources of funding. AirNet is exploring other financing alternatives which may include sales of aircraft and other assets and leasing. AirNet’s Second Amended and Restated Credit Agreement currently limits the aggregate amount which AirNet may pay as expense under operating leases as well as the aggregate amount of assets which may be the subject of sales transactions or sale and leaseback transactions. The availability and level of financing sources cannot be assured and the inability of AirNet to maintain current sources or to obtain additional funding on acceptable terms would have a material adverse impact on the ability of AirNet to sustain its operations.
Limitations on AirNet’s ability to borrow could adversely affect AirNet’s financial condition and prevent AirNet from fulfilling its financial obligations.
AirNet has a revolving credit facility (the Second Amended and Restated Credit Agreement) which is scheduled to expire on October 15, 2008. AirNet’s revolving credit agreement is used to fund working capital, capital expenditures and other general corporate requirements. As of December 31, 2007, there were no loans outstanding under this revolving credit facility. As of December 31, 2007, AirNet had approximately $0.8 million in standby letters of credit outstanding related to insurance programs, which reduced the amount available to borrow to approximately $14.2 million under the revolving credit facility. Any substantial indebtedness incurred under the revolving credit facility could: (1) require AirNet to dedicate a substantial portion of cash flows from operating activities to payments on AirNet’s indebtedness, which would reduce the cash flows available to fund working capital, capital expenditures and other general corporate requirements; (2) limit AirNet’s flexibility in planning for, or reacting to, changes in AirNet’s business and the industry in which AirNet operates; and (3) limit AirNet’s ability to borrow additional funds. AirNet’s liquidity and its ability to meet its current and long-term financial obligations as they become due will be dependent upon AirNet’s financial performance, its ability to meet financial covenants under the revolving credit facility and its ability to replace or extend the revolving credit facility when it becomes due. AirNet’s breach of a financial covenant or other provision of its revolving credit facility would constitute a default and would permit its lender to pursue the remedies available to it under the revolving credit facility. These remedies include terminating AirNet’s ability to make any new borrowings and accelerating the repayment of any then existing borrowings under the revolving credit facility. If AirNet’s lender declared a default, there is no assurance that AirNet would have adequate resources or be able to obtain other financing to pay any amounts owed under the revolving credit facility. AirNet’s failure to meet these financial covenants would have a material adverse effect on AirNet’s financial position and ability to continue operations.
AirNet may not be able to raise future capital through debt financing which could adversely affect AirNet’s ability to execute its business strategy.
AirNet may be unable to raise capital for future capital expenditures through debt financing. AirNet’s inability to secure debt financing would limit its ability to purchase new aircraft and change the current mix of aircraft in its fleet. The current aircraft in AirNet’s fleet were originally designed to meet the delivery needs of AirNet’s bank customers and have relatively small cargo capacities. AirNet’s current aircraft are not readily adaptable to the transportation of many types of air cargo, which generally require greater aircraft capacity and lower operating costs. AirNet’s inability to secure debt financing to purchase aircraft that are more suitable to the transportation of Express Services cargo may adversely affect AirNet’s ability to execute its business strategy.
AirNet may encounter issues in documenting and testing its internal control over financial reporting for purposes of complying with Section 404 of the Sarbanes-Oxley Act of 2002.
Section 404 of the Sarbanes-Oxley Act of 2002 requires management to annually assess the effectiveness of AirNet’s internal control over financial reporting beginning with the fiscal year ending December 31, 2007 and a report by AirNet’s independent registered public accounting firm addressing the effectiveness of the internal control over financial reporting beginning with the fiscal year ending December 31, 2008. During the course of AirNet’s testing, AirNet may identify deficiencies and weaknesses, which AirNet may not be able to remediate in time to meet the deadline imposed by the regulations promulgated under the Sarbanes-Oxley Act for compliance with the requirements for Section 404. If AirNet’s independent registered public accounting firm is unable to give a favorable report on the effectiveness of AirNet’s internal control over financial reporting beginning with the fiscal year ending December 31, 2008, the result could be a material adverse effect on AirNet’s reputation, financial condition and on the market price of AirNet’s common shares.
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
ITEM 1B — UNRESOLVED STAFF COMMENTS
Not Applicable.
ITEM 2 — PROPERTIES
Operating facilities

On January 20, 2004, AirNet entered into a land lease with the Authority to lease approximately 8 acres located within Rickenbacker International Airport. AirNet completed construction of its new Rickenbacker Facility in May 2005 and AirNet’s relocation to the Rickenbacker Facility was completed in June 2005. AirNet’s corporate and operational functions that were previously conducted at the Port Columbus Facility and the administrative functions previously conducted at 555 Morrison Road in Gahanna, Ohio were consolidated at the new Rickenbacker Facility. Rickenbacker is located in Franklin and Pickaway Counties, Ohio, southeast of Columbus, Ohio, approximately fifteen miles from AirNet’s former Port Columbus Facility.
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
AirNet also conducts operations at approximately 27 additional locations throughout the United States. These locations, which are leased from unrelated third parties, generally include office space and/or a section of the lessor’s hangar or ramp.
Fleet
Cargo aircraft
The following table shows information about AirNet’s cargo aircraft fleet used in its Bank Services and Express Services operations as of December 31, 2007. AirNet’s cargo aircraft have been modified for cargo use and contain no passenger seats and interiors to provide maximum payload.

Aircraft Type	Owned (1)	Leased	Payload (2)	Range (3)	Speed (4)
Aircraft used in operations:
Learjet, Model 35/35A	29	—	3,800	1,700	440
Cessna Caravan	7	9	3,400	825	160
Beech Baron	40	—	1,000	800	165
Piper Navajo	17	—	1,500	800	160

Total aircraft	93	9

(1)	In the first quarter of 2008, one Learjet 35 was sold and one Learjet 35 was damaged and removed from AirNet’s aircraft fleet, which decreased the total number of owned Learjets to 27.

(2)	Maximum payload in pounds for a one-hour flight plus required fuel reserves.

(3)	Maximum range in nautical miles, assuming zero wind, full fuel and maximum payload.

(4)	Maximum speed in knots, assuming maximum payload.
The Learjet 35 is among the fastest and most reliable small jet aircraft available in the world and meets all Stage Three noise requirements currently required at most locations across the United States.
The Cessna Caravan Super Cargomaster aircraft is a single-engine turbo-prop aircraft.
The Piper Navajo and Beech Baron are twin-engine piston aircraft.
Vehicles
AirNet operated a fleet of approximately 50 ground transportation vehicles as of December 31, 2007. Vehicles range in size from passenger cars to full sized vans. AirNet also rents lightweight trucks for certain weekend ground routes. In 2001, AirNet entered into a leasing agreement with a third party provider and began replacing owned vehicles with leased vehicles as replacement became necessary. AirNet leased approximately 17 of the 50 ground transportation vehicles it operated as of December 31, 2007. In addition to the ground transportation vehicles it operates, AirNet owns and operates approximately 24 vehicles not licensed for road use, including fuel trucks, de-icing trucks and tugs.

\

ITEM 3 — LEGAL PROCEEDINGS
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
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the shareholders of AirNet during the fourth quarter of the fiscal year ended December 31, 2007.
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common shares of AirNet Systems, Inc. traded on the New York Stock Exchange until January 24, 2006. On January 25, 2006, the common shares of AirNet Systems, Inc. began trading on AMEX under the symbol “ANS”. The table below sets forth the high and low sales prices of the common shares (a) as reported on AMEX for the period from January 1, 2007 through December 31, 2007 and (b) as reported on the New York Stock Exchange for the period from January 1, 2006 through January 24, 2006 and as reported on AMEX for the period from January 25, 2006 through December 31, 2006 (December 29, 2006 was the last trading day during the fiscal year ended December 31, 2006.)

	2007		2006
Quarter ended	High	Low	High	Low
March 31	$3.47	$2.85	$3.76	$3.17
June 30	3.69	3.21	3.60	2.82
September 30	3.45	2.42	3.84	2.80
December 31	2.54	1.65	3.92	2.91
AirNet has not paid any dividends on its common shares and has no current plans to pay any dividends in the foreseeable future. AirNet anticipates using future earnings to finance operations.
The payment of any future dividends on common shares will be determined by the AirNet Board of Directors in light of conditions then existing, including earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.
On March 25, 2008, there were approximately 814 record holders of AirNet’s common shares.
Neither AirNet nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of AirNet during the fourth quarter of the fiscal year ended December 31, 2007. On February 18, 2000, AirNet announced a stock repurchase plan under which up to $3.0 million of AirNet common shares may be repurchased from time to time. These repurchases may be made in open market transactions or through privately negotiated transactions. As of December 31, 2007, AirNet had the authority, subject to bank approval, to repurchase approximately $0.6 million of AirNet common shares under this stock repurchase plan.
ITEM 6 — SELECTED FINANCIAL DATA
Pursuant to Item 301(c) of SEC Regulation S-K, the disclosure contemplated by Item 6 is not required because AirNet qualifies as a smaller reporting company.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies, of AirNet. This discussion should be read in conjunction with the accompanying audited consolidated financial statements, which include additional information about AirNet’s significant accounting policies, practices and the transactions that underlie its financial results, and the risk factors described in “ITEM 1A — RISK FACTORS” of this Annual Report on Form 10-K. Since AirNet qualifies as a smaller reporting company, the following management’s discussion and analysis covers the two-year period required in Article 8 of SEC Regulation S-X (i.e., the fiscal years ended December 31, 2007 and 2006). In addition, the tabular disclosure of contractual obligations contemplated by Item 303(a)(5) of SEC Regulation S-K has been omitted as permitted by Item 303(d) of SEC Regulation S-K.
Results of Operations
Financial Overview
Income (loss) from continuing operations before interest and income taxes was approximately $5.8 million and ($10.1) million for 2007 and 2006, respectively. Included in the income (loss) from continuing operations before interest and income taxes were non-cash asset impairment charges of approximately $2.2 million and $24.6 million during 2007 and 2006, respectively.
Income (loss) from continuing operations was approximately $3.4 million ($0.33 income per share) for 2007 and approximately ($13.3) million ($1.31 loss per share) for 2006. Non-cash asset impairment charges were approximately $2.2 million and $24.6 million in 2007 and 2006, respectively. No tax benefit was recorded in 2007 and 2006 related to the asset impairment charges (see “Note 10 — Income Taxes” of the Notes to Consolidated Financial Statements included in “ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K).
Net Revenues
Dollars in ‘000’s

			$ Increase	% Increase
			(Decrease)	(Decrease)
Net Revenues	2007	2006	2006 to 2007	2006 to 2007

Net Revenues
Bank Services	$99,853	$112,034	$(12,181)	(11)%
Express Services	58,163	59,187	(1,024)	(2)%
Aviation Services	3,013	1,586	1,427	90%

Total Net Revenues	$161,029	$172,807	$(11,778)	(7)%

There were 198 flying days in 2007 and 199 flying days in 2006. There were 53 weekends in 2007 and 52 weekends in 2006. Bank Services revenues and Express Services revenues are presented net of federal excise tax fees which were approximately 2% for Bank Services revenues and approximately 3% for Express Services revenues in each of the periods presented.
Bank Services revenues declined approximately 11% in 2007 from 2006 primarily due to a decrease in cancelled check volumes. While AirNet’s Bank Services revenue declined, AirNet’s income from continuing operations benefited from a decrease in operating expenses as a result of the reduction in AirNet’s flight schedule in March and October 2007 as discussed below. AirNet’s total Express Services revenues decreased approximately 2% in 2007 from 2006.
AirNet generally assesses its Bank Services customers a fuel surcharge, which is generally based on the Oil Price Index Summary — Columbus, Ohio (OPIS) index. The average fuel price on the OPIS index increased approximately 10% in 2007 from 2006 and increased 13% in 2006 as compared to 2005. AirNet also assesses most of its Express Services customers a fuel surcharge based on the OPIS index, which is adjusted monthly based on changes in the OPIS index. As index rates fluctuate above a set threshold, surcharge rates will increase or decrease accordingly. The fuel surcharge rate is applied to the revenue amount billed to Bank Services and Express Services customers. AirNet assesses certain Express Services customers fuel surcharges based on negotiated contractual rates.
Fuel surcharge revenues for Bank Services in 2007 exceeded the comparable amounts in 2006 by approximately $0.5 million, or 3%. Fuel surcharge revenues for Express Services in 2007 decreased from the comparable amounts in 2006 by approximately $1.2 million, or 13%. A substantial portion of the Express Services price increases that were instituted in the fourth quarter of 2006 and the first quarter of 2007 increased the base transportation rates and lowered fuel surcharge rates. Management believes Bank Services fuel surcharge revenues in 2008 will decline from 2007 amounts because of declining Bank Services revenues.
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
Bank Services Revenues
Dollars in ‘000’s

			$ Increase	% Increase
			(Decrease)	(Decrease)
Bank Services Revenues	2007	2006	2006 to 2007	2006 to 2007

Bank Services Revenues	$84,080	$96,773	$(12,693)	(13)%
Fuel Surcharge	15,773	15,261	512	3%

Total Net Bank Services Revenues	$99,853	$112,034	$(12,181)	(11)%

Revenues before fuel surcharge:
Weekday Revenues Per Flying Day	$401	$459	$(58)	(13)%
Weekend Revenues Per Weekend	$116	$147	$(31)	(21)%
Bank Services shipments consist primarily of cancelled checks (checks processed for settlement), proof of deposit (unprocessed checks) and interoffice mail delivery. These shipments are transported on AirNet’s transportation network and, to a lesser extent, on commercial passenger airlines and dedicated AirNet aircraft charters for specific banks. Total net Bank Services revenues decreased in 2007 from 2006 due to, but to a lesser extent than, the decrease in total Bank Services pounds shipped per flying day. Weekday cancelled check pounds shipped per flying day declined approximately 31% in 2007 from 2006. Proof of deposit and interoffice mail deliveries also declined, resulting in an aggregate decrease in total Bank Services pounds shipped per flying day of approximately 26% in 2007 from 2006. Bank Services cancelled check pounds shipped per flying day have declined at an increasing year-over-year rate. Total cancelled check pounds shipped per flying day declined in each quarter of 2007 by approximately 22%, 23%, 25% and 30% when compared to the respective quarter of 2006. Additionally, Bank Services cancelled check pounds shipped per weekend have decreased approximately 24% in 2007 from 2006. AirNet expects these trends to continue at an accelerating rate in 2008 and thereafter.
Primarily as a result of the decline in cancelled check volumes, AirNet’s weekday revenues per flying day and weekend revenues per weekend, excluding fuel surcharges, decreased approximately 13% and 21%, respectively, in 2007 as compared to 2006. These declines were partially offset by a 3% increase in fuel surcharge revenues as well as price increases implemented in the fourth quarter of 2007. AirNet expects Bank Services revenues will continue to decline at an accelerating rate in 2008 and thereafter as a result of service cancellations driven by a decline in cancelled check volume and as a result of the significant reduction in the number of flights conducted by AirNet’s air transportation network, as described below.
In October 2007 AirNet announced a new pricing structure and price increase for AirNet’s weekday Bank Services customers. The new pricing structure incorporates tiered zone pricing features where the cities AirNet serves are categorized by current shipping volumes based on both origins and destinations and a core zone support charge effective when dispatches are terminated.
Bank Services Cancellations
During 2007 and 2006, as a result of decreased demand for air transportation services, AirNet received a number of service cancellations from its banking customers. These cancellations, which took effect at various times during 2007 and 2006, did not impact AirNet’s banking revenues on a full year basis for the year they took effect. The full financial effect of such periodic service cancellations is not realized until future reporting periods that commence on or after the effective date of the cancellations. AirNet has also experienced declines in Bank Services revenues as a result of lower shipment weights on services which are subject to variable pricing and as a result of price reductions on fixed rate services as a result of lower shipment weights. AirNet has also received additional service cancellations from its banking customers which become effective in the first and second quarters of 2008. These service cancellations represented approximately $12.3 million of revenues on an annual basis in 2007, including approximately $2.2 million of fuel surcharge revenues. The 2007 and 2008 service cancellations, when combined with the reduction in AirNet’s air transportation network, as discussed below, will result in a significant further decline in AirNet’s Bank Services revenues in 2008 and thereafter.
AirNet continues to consult with its banking customers to determine their future requirements for air transportation services as they transition to image products and other electronic alternatives to the physical movement of cancelled checks. As a result of past discussions, AirNet made significant changes to its air transportation network to meet the evolving service needs of its Bank Services customers. These changes, which became effective March 26, 2007, resulted in the elimination of 45 flights, or approximately 10%, of AirNet’s weekday flight schedule. A substantial portion of the shipment volume previously transported on the eliminated flights was transitioned to other AirNet flights. AirNet’s Bank Services revenues declined by approximately $4.2 million on an annual basis, including approximately $0.5 million of fuel surcharges, as a direct result of these changes to AirNet’s air transportation network. This decline in AirNet’s Bank Services revenues was in addition to the reductions in Bank Services revenues resulting from the service cancellations, lower shipment weights and price reductions discussed in the preceding paragraphs. In addition, in October 2007 AirNet made further changes to its air transportation network to meet the needs of its Bank Services customers.
Reductions in AirNet’s variable operating costs resulting from the March 2007 and October 2007 changes in its air transportation network have both substantially offset the loss of revenues including those resulting directly from these changes. AirNet did not reduce the number of aircraft in its fleet as a result of these changes in its air transportation network due to the number of aircraft needed to meet the continuing service requirements of its Bank Services and Express Services customers. AirNet expects that the accelerating decline in Bank Services revenues in 2008 and thereafter will require substantial further reductions in AirNet’s air transportation network, including aircraft disposals.
Express Services Revenues
Dollars in ‘000’s

			$ Increase	% Increase
			(Decrease)	(Decrease)
Express Services Revenues	2007	2006	2006 to 2007	2006 to 2007

Express Revenues — Non Charter	$35,450	$36,542	$(1,092)	(3)%
Express Revenues — Charters	15,047	13,829	1,218	9%
Fuel Surcharge	7,666	8,816	(1,150)	(13)%

Total Net Express Services Revenues	$58,163	$59,187	$(1,024)	(2)%

AirNet provides Express Services to customers through its air transportation network, air cargo charter services, commercial airlines and point-to-point surface shipments. AirNet’s Express Services customers typically operate in time-critical, time-definite, and high control delivery markets, including medical testing laboratories, radioactive pharmaceuticals, medical equipment, controlled sensitive media and mission critical parts. AirNet believes its air transportation network provides certain competitive advantages over other freight forwarders that must rely primarily upon commercial passenger airlines to process their shipments. These advantages include later tendering times, better on-time performance, greater control of shipments, reliable shipment tracking systems and greater flexibility in the design of transportation solutions for customers with specific needs.
Express Revenues — Non Charter represents revenues AirNet derives from Express shipments on AirNet’s air transportation network, commercial passenger airlines and point-to-point surface (ground only) shipments.
The total number of Non Charter Express shipments declined approximately 15% in 2007 from 2006. The number of Non Charter shipments transported on AirNet’s air transportation network decreased approximately 15% in 2007 from 2006. The number of Non Charter Express shipments transported on commercial passenger airlines decreased approximately 10% in 2007 from 2006. The number of Non Charter Express shipments transported via point-to-point surface shipments decreased approximately 20% in 2007 from 2006.
Revenues before fuel surcharges for point-to-point surface shipments increased approximately 22% in 2007 from 2006. However, revenues before fuel surcharges for point-to-point surface shipments decreased approximately 1% in the third and fourth quarters of 2007 from 2006 primarily as a result of significant reduced shipping volume from one Express Services customer in the third quarter of 2007 as discussed below. This revenue loss was partially offset by increased shipping revenue from another Express Services customer requiring high custody and security control.
AirNet instituted a price increase on July 16, 2007 for one of its larger Express Services customers that provides distribution services to the entertainment industry. The price increase was implemented because of very low contribution margins that AirNet was realizing from this customer. The customer significantly reduced shipping with AirNet shortly after the price increase was implemented. This customer represented approximately 3% and 7% of Express Services revenues for the year ended December 31, 2007 and 2006, respectively.
Express Revenues — Charter represent revenues AirNet derives from scheduled and unscheduled dedicated cargo charters transported on AirNet’s airline and on aircraft operated by other third parties. Cargo charter models, including ACMI charter flights, typically involve flying an aircraft for a single customer under a customer defined itinerary whereby the customer buys the entire aircraft’s capacity. AirNet typically provides dedicated charter solutions for customers involved in medical testing laboratories, radioactive pharmaceuticals, medical equipment, controlled sensitive media and mission critical parts industries. AirNet also provides dedicated charter flights for ACMI customers. The increase in revenues in Express Revenues — Charter in 2007 from 2006 was primarily due to an increase in the number of charters for customers in these industries.
AirNet is implementing growth plans to expand dedicated scheduled and on demand cargo charter services for customers in niche markets requiring high control, rapid delivery and non conforming delivery times. This plan involves expanding charter services for existing customers, extending charter services to other customers and market segments, and creating small specialized networks for specific customers. This cargo charter business model involves flying an aircraft for a single customer under a customer defined itinerary where the customer buys the entire aircraft’s capacity. AirNet’s current customers for these services include medical testing laboratories, radioactive pharmaceuticals, medical equipment, controlled sensitive media firms and other companies that have mission critical operations. Additionally, AirNet intends to grow by providing express feeder service through dedicated charters for the large integrated carriers. This cargo charter model involves flying dedicated feeder charters where the cost structure is predominately ACMI. The feeder ACMI market is a market within a competitive contract cargo carrier market, and primarily includes express feeder service to the large integrated carriers such as United Parcel Service (“UPS”), DHL, Purolator and Federal Express Corporation (“FedEx”). This ACMI market is highly fragmented with many small operators. AirNet believes that growth opportunities exist in the ACMI market because of large integrated carriers’ desire to work with a smaller number of feeder companies, a shift in emphasis from price to service reliability, and consolidation occurring within the airline sector in which AirNet operates.
There can be no assurance that AirNet can make a transition to an air carrier primarily serving dedicated scheduled and on demand cargo charter customers, that related alternatives or cost reductions can be implemented or, if fully implemented, the transition to dedicated scheduled and on demand cargo charter markets, together with such alternatives or cost reductions, will be sufficient to counter the trend of declining Bank Services revenues and profitability in future periods.
Aviation Services
Aviation Services revenues primarily relate to AirNet’s fixed base operation services for fuel sales and aircraft maintenance provided in Columbus, Ohio. The increase in Aviation Services revenues primarily resulted from certain retail maintenance services provided to Pinnacle Air, LLC as described below under “Sale of Jetride’s Passenger Charter Business”. AirNet also provides aircraft maintenance management services and retail maintenance services for other aircraft.
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
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, AirNet classified the assets and liabilities of Passenger Charter Services as assets and liabilities related to discontinued operations and presented this operating segment’s results of operations as discontinued operations for all periods presented. As a result of the disposition of the Jetride passenger charter business, AirNet has only one reportable segment.
Revenues from Passenger Charter Services, included in discontinued operations, were approximately $16.9 million for 2006. Income from discontinued operations before income taxes for 2006 was approximately $0.1 million. Included in the 2006 income from discontinued operations before income taxes is a pre-tax gain of approximately $1.0 million, which is net of approximately $1.0 million of investment banking and legal fees associated with the sale of Jetride.
Costs and Expenses
Dollars in ‘000’s

			$ Increase	% Increase
			(Decrease)	(Decrease)
Operating Costs and Expenses	2007	2006	2006 to 2007	2006 to 2007

Aircraft fuel	$25,473	$27,909	$(2,436)	(9)%
Aircraft maintenance	23,136	17,998	5,138	29%
Operating wages and benefits	19,127	19,071	56	0%
Contracted air costs	16,041	16,550	(509)	(3)%
Ground courier	32,841	35,248	(2,407)	(7)%
Depreciation	4,685	9,700	(5,015)	(52)%
Insurance, rent and landing fees	8,409	8,639	(230)	(3)%
Travel, training and other operating	6,579	5,468	1,111	20%
Selling, general and administrative	17,654	17,939	(285)	(2)%
Net gain on disposition of assets	(890)	(140)	(750)	*

Operating costs and expenses before impairment charges	153,055	158,382	(5,327)	(3)%
Impairment of property and equipment	2,216	24,560	(22,344)	*

Total Costs and Expenses	$155,271	$182,942	$(27,671)	(15)%

*	The percentage increase (decrease) is not meaningful.

			Increase	% Increase
			(Decrease)	(Decrease)
Hours Flown	2007	2006	2006 to 2007	2006 to 2007

AirNet Aircraft Hours Flown — Total	75,412	84,760	(9,348)	(11)%

Aircraft Fuel
Total aircraft fuel expense decreased in 2007 from 2006 primarily as a result of fewer hours flown. The reduction caused by fewer hours flown was partially offset by an increase in average fuel prices. The 2007 average annual fuel price, as reflected by the OPIS index, increased approximately 10% from the 2006 annual fuel price. Because a portion of the decrease in hours flown was attributable to routes subcontracted to other carriers, a portion of the decrease in aircraft fuel expense was offset by increased contracted air costs.
Aircraft Maintenance
Aircraft maintenance is primarily based on pre-determined inspection intervals, determined by hours flown, cycles and the number of aircraft take-offs and landings. High use, older aircraft that are no longer in production, such as those in AirNet’s cargo fleet, incur higher maintenance costs than lower use, newer aircraft. The increase in aircraft maintenance expense reflects the following factors: expensing approximately 75% of the engine maintenance plan prepayments, as further described below; the increase in retail maintenance services provided to third parties; the timing of major maintenance events; and the age of AirNet’s cargo fleet, including Learjets which averaged approximately 26 years in service at the end of 2007, and the related increase in maintenance required on older aircraft.
AirNet uses manufacturer engine maintenance plans to provide recurring inspection maintenance and major overhaul maintenance for most of the engines in its Learjet fleet. At December 31, 2007, essentially all of AirNet’s Learjet 35 aircraft engines were covered under manufacturer engine maintenance plans. Under the manufacturer engine maintenance plans, AirNet pays in advance for certain maintenance, repair and overhaul costs based on an amount per hour for each hour flown. In October 2006, following the write down of a substantial portion of the prepaid assets related to these engine maintenance plans in connection with the 2006 asset impairment charge, AirNet changed its estimate of the portion of these payments that should be capitalized and began expensing approximately 75% of the prepayments, which are included in aircraft maintenance expense. In 2008, AirNet expects to expense approximately 77% of the prepayments due to an increase in manufacturer maintenance plan rates. Management estimates that expensing payments made under manufacturer engine maintenance plans at this rate will maintain engine book values at the amounts determined to be appropriate as part of the 2006 and 2007 asset impairment charges. The portion of capitalized prepayments totaled approximately $4.1 million and $3.7 million, respectively, at December 31, 2007 and 2006.
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
AirNet does not expect to capitalize any significant expenditures made in 2008 related to the aircraft fleet, with the exception of certain major engine repairs and improvements to engines not covered by manufacturer engine maintenance plans, and a portion of the prepayments under manufacturer engine maintenance plans related to the Learjet 35 aircraft. Consequently, the timing and number of required major aircraft maintenance expenditures can have a significant impact on AirNet’s results of operations and comparability between periods. As available capacity on AirNet’s air transportation network permits, AirNet has and will continue to coordinate the timing of aircraft disposals to permit deferral or elimination of major aircraft maintenance expenditures and related aircraft maintenance expense. During 2007, AirNet reduced the use of one aircraft nearing major aircraft maintenance events, which was ultimately sold in February 2008.
Operating Wages and Benefits
Included in operating wages and benefits are those for AirNet’s aircraft pilots. Because of the resurgence in airline passenger travel and increased hiring by commercial passenger airlines, the competition for obtaining qualified pilots has significantly increased. Consequently, AirNet has experienced, and is currently experiencing, higher pilot attrition which has caused pilot shortages. To date, AirNet has generally been able to complete scheduled flights using line pilots, reserve pilots and instructors, flight rated management or third party contract air carriers. These remedies have resulted in increased pilot travel expense and subcontracted air route costs. Flight cancellations and associated revenue losses have been minimal. In an effort to address the competition for available pilots, AirNet has implemented pilot compensation increases and has implemented bonus arrangements to attract and retain qualified pilots. AirNet has also increased its pilot recruiting and training activities. The compensation increases and bonus arrangements will result in a significant increase in AirNet’s operating wages and benefits expense; however, to date, this increase has been offset by the overall lower number of pilots. As a result of the increased pilot recruiting and implementation of pilot compensation increases and bonus arrangements, AirNet expects to increase its retention of qualified pilots in 2008 and thereafter. However, there can be no assurance that the compensation increases and bonus arrangements will be successful in attracting or retaining qualified pilots, or that scheduled flights will not be cancelled, resulting in revenue losses, because of pilot shortages.
Contracted Air Costs
Dollars in ‘000’s

			Increase	% Increase
			(Decrease)	(Decrease)
Contracted Air Costs	2007	2006	2005 to 2006	2005 to 2006

Back-up and subcontracted air routes	$9,909	$9,739	$170	2%
Commercial freight	6,132	6,811	(679)	(10)%

Total Contracted Air Costs	$16,041	$16,550	$(509)	(3)%

Contracted air costs include costs to third-party aircraft operators for subcontracted air routes to support or supplement AirNet’s national air transportation network as well as expenses associated with shipments transported on commercial passenger airlines. Approximately 17% of AirNet’s cargo flights per night are subcontracted to third-party aircraft operators.

Costs related to back-up and subcontracted air routes increased approximately 2% in 2007 from 2006 primarily due to an increase in the use of subcontracted air routes for certain Express Services customers and as a substitute for AirNet aircraft when AirNet flight crews were not available. AirNet expects to utilize subcontracted air routes to a greater extent in the first quarter of 2008 because of aircrew shortages. Commercial freight costs decreased approximately 10% from 2006 to 2007 primarily due to the decrease in Bank Services and Express Services shipments transported on commercial passenger airlines.
Ground Courier
Dollars in ‘000’s

			Increase	% Increase
			(Decrease)	(Decrease)
Ground Courier Costs	2007	2006	2006 to 2007	2006 to 2007

AirNet courier and supervision	$3,014	$3,076	$(62)	(2)%
Contracted courier:
Bank Services	13,087	14,228	(1,141)	(8)%
Express Services	16,740	17,944	(1,204)	(7)%

Total Ground Courier Costs	$32,841	$35,248	$(2,407)	(7)%

Bank contracted courier costs as a percentage of Bank Services revenues, including fuel surcharge revenues:	13%	13%

Express contracted courier costs as a percentage of Express Services revenues, including fuel surcharge revenues:	29%	30%
Contracted courier costs for Bank Services decreased in 2007 from 2006 primarily due to fewer Express Services and Bank Services shipments as compared to the same periods in 2006. Primarily as a result of service cancellations driven by a decline in cancelled check volume, total Bank Services pounds shipped per flying day decreased approximately 26% in 2007 from 2006. The total number of Non Charter Express shipments declined approximately 15% in 2007 from 2006, due in part to significantly reduced shipping of a large Express Services customer in the second half of 2007.
Depreciation
Dollars in ‘000’s

			$ Increase	% Increase
			(Decrease)	(Decrease)
Depreciation Expense	2007	2006	2006 to 2007	2006 to 2007

Aircraft	$1,064	$826	$238	29%
Aircraft improvements, engines, inspections	2,946	7,649	(4,703)	(61)%
Leasehold improvements, computers, furniture, fixtures, and equipment	675	1,225	(550)	(45)%

Total Depreciation	$4,685	$9,700	$(5,015)	(51)%

Aircraft depreciation decreased in 2007 from 2006 primarily due to lower aircraft values caused by the impairment charge recorded in 2006. Additionally, aircraft engine depreciation, which is based on engine hours operated, decreased because of the decline in flight hours in 2007 compared to 2006. Management expects 2008 depreciation expense to remain below 2007 levels as a result of lower aircraft values resulting from asset impairment charges and decreased flight hours.
Insurance, Rent and Landing Fees
Insurance, rent and landing fees decreased in 2007 from 2006 due to a decrease in general insurance costs.

Travel, Training and Other Operating
Travel, training and other operating expenses increased in 2007 from 2006 primarily due to increased aircraft pilot travel and training costs caused by pilot attrition and related pilot shortages, and as a result of overall increases in other costs at certain field operational locations.
Selling, General and Administrative
Selling, general and administrative costs, which included strategic consulting costs and severance costs totaling approximately $0.4 million in 2007, decreased approximately $0.3 million in 2007 from 2006.
Net Gain on Disposition of Assets
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
In February 2008, as a part of a planned cost reduction, AirNet entered into an agreement to sell one of its Learjet aircraft for approximately $0.5 million. AirNet delivered the aircraft in the first quarter of 2008. Additionally, in February 2008, a Learjet aircraft was damaged by another air operator’s baggage tug and subsequently removed from AirNet’s aircraft fleet. As of the date of AirNet’s Annual Report on Form 10-K, AirNet has not determined a final disposition with regard to such damaged aircraft.
AirNet is implementing growth plans to expand dedicated scheduled and on demand cargo charter services for customers in niche markets requiring high control, rapid delivery and non conforming delivery times. This plan involves expanding charter services for existing customers, extending charter services to other customers and market segments, and creating small specialized networks for specific customers. AirNet will operate a smaller national network as the bank business changes and may become an air carrier that primarily serves charter customers in a scheduled and on demand environment. AirNet expects to implement cost reductions in its administration, ground and air network operations coinciding with adjustments to the changing Bank Services and Express Services business conditions. AirNet will also evaluate and adjust its current fleet of aircraft types to support ACMI and dedicated cargo charter service requirements. AirNet expects to make additional changes in its aircraft fleet over time both in terms of reductions or additions of aircraft and aircraft types.
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
2007 Asset Impairment Charge
AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank Services customers. As a result of continuing trends in the implementation of electronic payment alternatives and electronic alternatives to the physical movement of cancelled checks, as of September 30, 2007, AirNet evaluated for impairment its long-lived assets used in its airline operations, consisting primarily of aircraft, aircraft parts and its airport hangar and office facility located at the Rickenbacker Facility. The undiscounted cash flows estimated to be generated by those assets including disposal values were less than the related carrying values and therefore, pursuant to the requirements of SFAS No. 144, the estimated fair values of these assets were compared to carrying value and the carrying values were reduced by a $2.2 million non-cash impairment charge. As a result of AirNet’s evaluation of the required valuation allowance for deferred tax assets, no tax benefit was recognized related to this impairment charge as disclosed in “Note 10 — Income Taxes” of the

Notes to Consolidated Financial Statements included in “ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K).
The determination of undiscounted cash flows involves estimates of future cash flows, revenues, operating expenses and disposal values. The projections of these amounts represent management’s best estimates at the time of the review. Management’s estimates are significantly affected by the continuing uncertainty of the timing and rate of decline in Bank Services revenues that are being impacted by the implementation of electronic alternatives to the physical movement of cancelled checks and AirNet’s potential to grow other lines of cargo business as alternative sources of revenues. AirNet will continue to explore cost saving initiatives and alternative sources of revenue; however, in accordance with the provisions of SFAS No. 144, until such strategies are developed, AirNet has assigned minimal probabilities to those strategies in AirNet’s determination of future undiscounted cash flows. In the absence of additional cost saving initiatives or alternative sources of revenue, it is likely that future determinations of estimated cash flows will be less than the carrying value of AirNet’s long-lived assets and may result in additional impairment charges. As a result, AirNet will be required to monitor the carrying value of its long-lived assets relative to estimated fair values in future periods.
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
Interest Expense
Dollars in ‘000’s

			Increase	% Increase
			(Decrease)	(Decrease)
	2007	2006	2006 to 2007	2006 to 2007

Interest expense	$251	$1,532	$(1,281)	(84)%

Average annual interest rate	8.1%	7.8%
Interest expense from continuing operations decreased approximately $1.3 million in 2007 from 2006 primarily from a reduction in the average debt outstanding, including the full payment of the amount outstanding under AirNet’s revolving credit facility and the repayment of the principal balance outstanding under AirNet’s term loan.

Income Taxes
Dollars in ‘000’s

			Increase	% Increase
			(Decrease)	(Decrease)
	2007	2006	2006 to 2007	2006 to 2007

Income (loss) from continuing operations before income taxes	$5,507	$(11,667)	$17,174	147%
Provision for income taxes	2,100	1,654	446	27%
Effective Income Tax Rate	38.1%	(14.2)%
AirNet’s effective tax rates, excluding the effect of discontinued operations, were 38.1% for 2007 and (14.2%) for 2006. The effective tax rate for 2006 deviates from statutory federal, state and local rates primarily as a result of tax expense from an increase in the valuation allowance for deferred tax assets of approximately $6.2 million in 2006.
On December 31, 2006, AirNet filed for a discretionary income tax method change with the Internal Revenue Service (the “IRS”). The income tax method change relates to deducting for tax purposes engine maintenance plan prepayments when paid that were previously deferred and deducted in later periods. On March 11, 2008, AirNet received notice from the IRS of approval for AirNet’s discretionary income tax method change. As required by SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), the effect of the method change will be reported in the period in which IRS approval is obtained; therefore, AirNet has not reflected the impact of the method change in the December 31, 2007 consolidated financial statements. AirNet is in the process of evaluating the total impact of the method change; however, it will materially reduce AirNet’s current taxes payable. Additionally, its deferred tax assets and the need for the associated valuation allowance could materially change. As a result of the approval by the IRS for the method change, AirNet has applied for a refund of 2007 federal tax estimated payments of approximately $1.7 million which AirNet expects to receive in 2008. Additionally, AirNet intends to file an amended tax return for a refund of income taxes previously paid of approximately $5.6 million, the payment of which is subject to review and approval by the IRS. AirNet expects to receive this refund in 2009.
Net Income (Loss) and Earnings (Loss) Per Common Share
Based on the factors noted above, AirNet’s net income (loss) and earnings (loss) per share, together with the related dollar amount and percentage changes are noted below.
Dollars in ‘000’s

			Increase	% Increase
			(Decrease)	(Decrease)
	2007	2006	2006 to 2007	2006 to 2007

Income (loss) from continuing operations before income taxes	$5,507	$(11,667)	$17,174	147%
Provision for income taxes	2,100	1,654	446	27%
Income from discontinued operations	—	29	(29)	*

Net Income (Loss)	$3,407	$(13,292)	$17,591	132%

Number of common shares outstanding:
Basic	10,171	10,158	13	0%
Diluted	10,171	10,158	13	0%

Net income (loss) per common share — basic and diluted:
Continuing operations	$0.33	$(1.31)
Discontinued operations	—	—

Net income (loss) per common share	$0.33	$(1.31)

*	The percentage decrease is not meaningful.
Liquidity and Capital Resources
Cash flow from operating activities — Continuing Operations
AirNet has historically met its working capital needs with cash flows from operations and borrowings under its bank revolving credit facility. Cash flows provided by operating activities from continuing operations were approximately $12.0 million for 2007 and $16.0 million for 2006. The approximate $4.0 million decrease in cash from operating activities was primarily due to a decrease in net income from continuing operations, excluding the impact of the non-cash impairment charges of approximately $2.2 million and $24.6 million in 2007 and 2006, respectively.
Cash flow from operating activities — Discontinued Operations
Cash flows provided by operating activities from discontinued operations were approximately $0.4 million for 2007 and $3.0 million for 2006. Net cash from operating activities provided by discontinued operations for 2007 primarily reflected a wind down in the collection of substantially all of the outstanding Jetride receivables, while the comparable period of 2006 reflected operating activities.
Financing Activities — Continuing Operations
AirNet has certain future purchase obligations as to which it has signed contracts. At December 31, 2007, essentially all of AirNet’s Learjet 35 aircraft engines are covered under manufacturer engine maintenance plans, under which AirNet prepays certain repair and overhaul costs based on a rate per engine hour.
AirNet’s Rickenbacker Facility is located on land leased from the Columbus Regional Airport Authority (the “Authority”). The land lease with the Authority is for an initial term of 20 years which expires in May 2025. AirNet may request two additional 10 year extensions of the land lease. In the event the Authority refuses to extend the land lease for either 10 year extension period, the land lease requires the Authority to purchase AirNet’s leasehold improvements under the Federal Relocation Act. The purchase price of the improvements cannot be less than 50% of the cost of the leasehold improvements if the Authority refuses to extend the land lease for the first 10 year extension period and cannot be less than 25% of the cost of the leasehold improvements if the Authority refuses to extend the land lease for the second 10 year extension period. Annual rental payments under the land lease are set at approximately $39,000, $62,000 and $83,000, respectively, for the first three years of the lease term. Rental payments after the third year of the lease term are subject to annual increases based upon the consumer price index.
AirNet believes that it currently has sufficient liquidity to fund its operations, including the payment of capital expenditures and other contractual obligations, from operations, cash on hand and tax refunds attributable to the accounting method change approved in March 2008, as discussed above. However, to maintain sufficient liquidity as AirNet implements its business strategy and other strategic initiatives, AirNet may need access to additional or other sources of funding. AirNet is exploring other financing alternatives which may include sales of aircraft and leasing. AirNet’s Second Amended and Restated Credit Agreement currently limits the aggregate amount which AirNet may pay as expense under operating leases as well as the aggregate amount of assets which may be the subject of sales transactions or sale and leaseback transactions. The availability and level of financing sources cannot be assured and the inability of AirNet to obtain additional funding to AirNet on acceptable terms would have a material adverse impact on the ability of AirNet to sustain its operations.
AirNet’s Second Amended and Restated Credit Agreement expires on October 15, 2008 and currently has no loans outstanding. Although AirNet currently has borrowing availability under the Second Amended and Restated Credit Agreement, management does not expect that AirNet will need to draw down a significant amount of funds under the Second Amended and Restated Credit Agreement for the foreseeable future. However, if AirNet does need to borrow under the Second Amended and Restated Credit Agreement, adverse operating results in future periods, caused by continuing declines in Bank Services revenues combined with the high fixed costs of operating its air transportation network, may cause AirNet to fail to comply with the financial covenants as defined in the Second Amended and Restated Credit Agreement. Consequently, unless AirNet is able to obtain a waiver or amendment from the lender, AirNet would not be able to borrow under the Second Amended and Restated Credit Agreement and would have to find alternative sources of liquidity. There can be no assurance that the lender will agree to any modification, or extension, of the existing Second Amended and Restated Credit Agreement.
There were no significant capital commitments at December 31, 2007 other than the manufacturer engine maintenance plan payments.
Revolving Credit Facility — 2002 through 2006
In September 2002, AirNet entered into a $35.0 million unsecured revolving credit facility and a five-year $20.0 million unsecured term loan (collectively, the “Credit Agreement”). The revolving credit facility under the Credit Agreement was originally scheduled to expire on September 30, 2005 and the secured term loan was to mature on September 30, 2007.
On May 28, 2004, AirNet and its lenders amended the terms and conditions of the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement was further amended by the First, Second, Third, Fourth and Fifth Change in Terms Agreements, as described below. The Amended Credit Agreement was secured by a first lien on all of the property of AirNet and its subsidiaries, other than any interest in real estate and certain excluded fixed assets. AirNet also pledged the stock and interests of its subsidiaries to secure the loans under the Amended Credit Agreement, and each of AirNet’s subsidiaries guaranteed AirNet’s obligations under the Amended Credit Agreement. The Amended Credit Agreement also contained certain financial covenants that required AirNet to maintain a minimum consolidated tangible net worth and to not exceed certain fixed charge coverage and leverage ratios specified in the Amended Credit Agreement.
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
Revolving Credit Facility – Second Amended Credit Agreement — March 29, 2007
On March 29, 2007, AirNet and its lender (The Huntington National Bank) amended and restated the terms and conditions of the Amended Credit Facility by entering into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”). The following description of the Second Amended Credit Agreement is qualified in its entirety by reference to the Second Amended Credit Agreement previously filed as Exhibit 4.50 in AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Second Amended Credit Agreement provides for a $15.0 million secured revolving credit facility and expires on October 15, 2008. The Second Amended Credit Agreement is secured by a first priority lien on all of the property of AirNet, other than any interest in real estate and certain excluded fixed assets. The stock and interests of AirNet’s subsidiaries continue to be pledged to secure the loans under the Second Amended Credit Agreement, and each of AirNet’s subsidiaries continues to guarantee AirNet’s obligations under the Second Amended Credit Agreement under a Consent and Agreement of Guarantors.
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
As of December 31, 2007, there were no loans outstanding under the Second Amended Credit Agreement. As of December 31, 2007, AirNet had approximately $0.8 million in standby letters of credit outstanding related to insurance programs, which reduced the amount available to borrow to approximately $14.2 million under the Second Amended Credit Agreement.
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
Investing Activities – Continuing Operations
Following is a summary of AirNet’s capital expenditures (in millions) for 2006 and 2007 and expected amounts for 2008:

	2008	2007	2006
Continuing Operations:
Aircraft	$0.0	$0.0	$0.0
Aircraft improvements, engines and inspections	4.2-4.5	4.9	8.1
Rickenbacker Facility, technology and other	0.3-0.5	0.2	0.1

Total continuing operations	4.5-5.0	5.1	8.2
Discontinued operations	0.0	0.0	1.1

Total	$4.5-5.0	$5.1	$9.3
Costs of major overhauls and engine work which are expected to extend the useful life of the related asset are capitalized as incurred and depreciated based on hours flown. The original cost of airframes less a salvage value is depreciated based on the straight-line method over the estimated remaining useful life of the aircraft. Aircraft maintenance costs not meeting AirNet’s capitalization requirements are expensed as incurred. AirNet uses manufacturer engine maintenance plans to provide maintenance for recurring inspections and major overhaul maintenance for most of the engines in its Learjet fleet. At December 31, 2007, essentially all of AirNet’s Learjet 35 aircraft engines were covered under manufacturer engine maintenance plans. Under the manufacturer engine maintenance plans, AirNet pays in advance for certain maintenance, repair and overhaul costs based on an amount per hour for each hour flown. In October 2006, following the write down of a substantial portion of the prepaid assets related to these engine maintenance plans in connection with the 2006 asset impairment charge, AirNet changed its estimate of the portion of these payments that should be capitalized and began expensing approximately 75% of the prepayments, which are included in aircraft maintenance expense. In 2008, AirNet expects to expense approximately 77% of the prepayments due to an increase in manufacturer maintenance plan rates. Management estimates that expensing payments made under manufacturer engine maintenance plans at this rate will maintain engine book values at the amounts determined to be appropriate as part of the 2006 and 2007 asset impairment charges. The portion of capitalized prepayments totaled approximately $4.1 million and $3.7 million, respectively, at December 31, 2007 and 2006.
Capital expenditures for continuing operations totaled approximately $5.1 million in 2007 compared to $8.2 million in 2006. The 2007 and 2006 expenditures were primarily for major engine overhauls. AirNet will continue to evaluate and adjust its current fleet of aircraft types to support ACMI and dedicated cargo charter service requirements and expects to make additional changes in its aircraft fleet over time.
As of December 31, 2007, AirNet maintained leases on nine Cessna Caravan 208 aircraft, three of which are scheduled to expire in 2009, four of which are scheduled to expire in 2010 and two of which are scheduled to expire in 2011.
In accordance with accounting principles generally accepted in the United States, AirNet does not record operating leases in its Consolidated Balance Sheet; however, the minimum lease payments related to these leases are disclosed in “Note 7 – Lease Obligations” of the Notes to Consolidated Financial Statements included in “ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.
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
Investing Activities – Discontinued Operations
Net cash was provided by investing activities related to discontinued operations in 2007 as a result of the release of escrowed proceeds from the sale of Jetride in September 2006. Net cash was provided by investing activities related to discontinued operations in 2006 as a result of the sale of the Jetride passenger charter business (see “Note 4 – Discontinued Operations” of the Notes to Consolidated Financial Statements included in “ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K) in September 2006. The sale proceeds were reduced by cash expenditures in 2006.
Off-Balance Sheet Arrangements
AirNet had no “off-balance sheet arrangements” as of December 31, 2007, as that term is defined by the SEC.
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
Estimates for credit losses and billing adjustments are regularly updated based on historical experience of bad debts, adjustments processed, current collection and aging trends, and the individual assessment of customers’ credit quality. Once AirNet considers all these factors, a determination is made as to the appropriate amount of the allowance for uncollectible accounts receivable. Allowances for these future adjustments aggregated approximately $0.4 million and $0.9 million at December 31, 2007 and 2006, respectively. AirNet considers the sensitivity and subjectivity of these estimates to be moderate, as changes in economic conditions and pricing arrangements can significantly affect the estimates used to determine the allowances.

Major Aircraft Maintenance
Costs of major overhauls and engine work which are expected to extend the useful life of the related asset are capitalized as incurred and depreciated based on hours flown. The original costs of airframes, less an estimated salvage value, are depreciated based on the straight-line method over the estimated useful life of the aircraft. Aircraft maintenance costs not meeting AirNet’s capitalization requirements are expensed as incurred. AirNet uses manufacturer engine maintenance plans to provide maintenance for recurring inspections and major overhaul maintenance for most of the engines in its Learjet fleet. At December 31, 2007, essentially all of AirNet’s Learjet 35 aircraft engines were covered under manufacturer engine maintenance plans. Under the manufacturer engine maintenance plans, AirNet pays in advance for certain maintenance, repair and overhaul costs based on an amount per hour for each hour flown. In October 2006, following the write down of a substantial portion of the prepaid assets related to these engine maintenance plans in connection with the 2006 asset impairment charge, AirNet changed its estimate of the portion of these payments that should be capitalized and began expensing approximately 75% of the prepayments, which are included in aircraft maintenance expense. In 2008, AirNet expects to expense approximately 77% of the prepayments due to an increase in manufacturer maintenance plan rates. Management estimates that expensing payments made under manufacturer engine maintenance plans at this rate will maintain engine book values at the amounts determined to be appropriate as part of the 2006 and 2007 asset impairment charges. The portion of capitalized prepayments totaled approximately $4.1 million and $3.7 million at December 31, 2007 and 2006, respectively.
AirNet does not expect to capitalize any significant expenditures made in 2008 related to the aircraft fleet, with the exception of certain major engine repairs and improvements to engines not covered by manufacturer engine maintenance plans, and a portion of the prepayments under manufacturer engine maintenance plans related to the Learjet 35 aircraft. Consequently, the timing and number of required major aircraft maintenance expenditures can have a significant impact on AirNet’s results of operations and comparability between periods. As available capacity on AirNet’s air transportation network permits, AirNet has and will continue to coordinate the timing of aircraft disposals to permit deferral or elimination of major aircraft maintenance expenditures and related aircraft maintenance expense. During 2007, AirNet reduced the use of one aircraft nearing major aircraft maintenance events, which was ultimately sold in February 2008.
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
Stock-Based Compensation
At December 31, 2007, AirNet had two stock-based employee and director compensation plans, the Amended and Restated 1996 Incentive Stock Plan and the 2004 Stock Incentive Plan. AirNet accounts for the plans under SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123(R) requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statements of operations.
Stock-based compensation expense recognized during 2007 and 2006 is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148, “Accounting for Stock-Based Compensation”. Compensation expense for the stock-based payment awards that are granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock options are further detailed in “Note 1 – Significant Accounting Policies” and “Note 6 – Incentive Stock Plans” of the Notes to Consolidated Financial Statements included in “ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K.

In December 2007, Airnet entered into an agreement with a consultant that provides that AirNet will issue a warrant to acquire 100,000 common shares of AirNet at an exercise price that is currently anticipated to be $.10 per common share. Such warrant would not be exercisable for two years after issuance, subject to earlier exercise upon the occurrence of certain triggering events, including a change of control, a sale of all or substantially all of AirNet’s common shares or assets or a special dividend in excess of $1.00 per share.
Self-Insurance Accruals
AirNet is self-insured up to certain limits for costs associated with workers’ compensation claims and benefits paid under employee health care programs. AirNet had total self-insurance accruals of approximately $0.5 million reflected in its Consolidated Balance Sheets at December 31, 2007 and 2006, respectively.
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
Incentive Compensation Plans
AirNet maintains incentive compensation plans with payouts tied to the achievement of company-wide earnings goals and personal/departmental goals. Incentive compensation is calculated as a percent of base pay, depending on participation levels, which vary among management tiers. Costs related to the company-wide earnings portion of the plans are accrued based on actual quarterly results. AirNet recorded approximately $1.1 million and $1.3 million of incentive compensation expense for the years ended December 31, 2007 and 2006, respectively.
Income Taxes
AirNet accounts for income taxes under the liability method pursuant to SFAS No. 109. Under the liability method, deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Accounting principles generally accepted in the United States require AirNet to record a valuation allowance against future deferred tax assets if it is “more likely than not” that AirNet will not be able to utilize such benefits in the future. At December 31, 2007 and 2006, AirNet maintained a valuation allowance of approximately $11.7 million and $12.5 million, respectively. In 2007 and 2006, the valuation allowance offset deferred tax assets in excess of deferred tax liabilities.
Effective January 1, 2007, AirNet adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of FIN 48 did not have an impact on AirNet’s consolidated financial statements.
AirNet’s policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes in the consolidated statements of operations. AirNet is open to federal and state tax audits until the applicable statute of limitations expire. Tax audits by their nature are often complex and can require several years to complete. AirNet is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003. For the majority of states where AirNet has a significant presence, it is no longer subject to tax examinations by tax authorities for tax years before 2002.
On December 31, 2006, AirNet filed for a discretionary income tax method change with the Internal Revenue Service (the “IRS”). The income tax method change relates to deducting for tax purposes engine maintenance plan prepayments when paid that were previously deferred and deducted in later periods. On March 11, 2008, AirNet received notice from the IRS of approval for AirNet’s discretionary income tax method change. As required by SFAS No. 109, the effect of the method change will be reported in the period in which IRS approval is obtained; therefore, AirNet has not reflected the impact of the method change in the December 31, 2007 consolidated financial statements. AirNet is in the process of evaluating the total impact of the method change; however, it will materially reduce AirNet’s current taxes payable. Additionally, its deferred tax assets and the need for the associated valuation allowance could materially change. As a result of the approval by the IRS for the method change, AirNet has applied for a refund of 2007 federal tax estimated payments of approximately $1.7 million which AirNet expects to receive in 2008. Additionally, AirNet intends to file an amended tax return for a refund of income taxes previously paid of approximately $5.6 million, the payment of which is subject to review and approval by the IRS. AirNet expects to receive this refund in 2009.

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
2007 Asset Impairment Charge
AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank Services customers. As a result of continuing trends in the implementation of electronic payment alternatives and electronic alternatives to the physical movement of cancelled checks, as of September 30, 2007, AirNet evaluated for impairment its long-lived assets used in its airline operations, consisting primarily of aircraft, aircraft parts and its airport hangar and office facility located at the Rickenbacker Facility. The undiscounted cash flows estimated to be generated by those assets including disposal values were less than the related carrying values and therefore, pursuant to the requirements of SFAS No. 144, the estimated fair values of these assets were compared to carrying value and the carrying values were reduced by a $2.2 million non-cash impairment charge. As a result of AirNet’s evaluation of the required valuation allowance for deferred tax assets, no tax benefit was recognized related to this impairment charge as disclosed in “Note 10 – Income Taxes” of the Notes to Consolidated Financial Statements included in “ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K).
The determination of undiscounted cash flows involves estimates of future cash flows, revenues, operating expenses and disposal values. The projections of these amounts represent management’s best estimates at the time of the review. Management’s estimates are significantly affected by the continuing uncertainty of the timing and rate of decline in Bank Services revenues that are being impacted by the implementation of electronic alternatives to the physical movement of cancelled checks and AirNet’s potential to grow other lines of cargo business as alternative sources of revenues. AirNet will continue to explore cost saving initiatives and alternative sources of revenue; however, in accordance with the provisions of SFAS No. 144, until such strategies are developed, AirNet has assigned minimal probabilities to those strategies in AirNet’s determination of future undiscounted cash flows. In the absence of additional cost saving initiatives or alternative sources of revenue, it is likely that future determinations of estimated cash flows will be less than the carrying value of AirNet’s long-lived assets and may result in additional impairment charges. As a result, AirNet will be required to monitor the carrying value of its long-lived assets relative to estimated fair values in future periods.
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
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 was expected to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP”) that amends SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For such items, FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. AirNet has evaluated the guidance provided in SFAS 157 and has determined the adoption of SFAS 157 will not have a significant impact on the determination or reporting of AirNet’s financial results, however, additional disclosures in AirNet’s financial statements will be required.
In September 2006, the Financial Accounting Standards Board (FASB) issued Staff Position No. AUG-AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG-AIR-1”). FSP AUG-AIR-1 provides guidance on the accounting for planned major maintenance activities in the airline industry. The guidance is applicable for fiscal years beginning after December 15, 2006. The guidance provided in FSP AUG-AIR-1 did not have a significant impact on the determination or reporting of AirNet’s financial results.
Forward-looking statements
The information included or incorporated by reference in this Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including those identified by the words “believe,” “anticipate,” “estimate,” “expect,” “intend,” “may,” “plan,” “project” and similar expressions. These forward-looking statements reflect management’s expectations and are based upon currently available data; however, actual results are subject to future events and uncertainties, which could cause actual results to differ from those projected in these statements. The following factors, in addition to those included in the disclosure under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K, could cause actual results to differ materially from those expressed in forward-looking statements:
•	the continued acceleration in the migration of AirNet’s Bank Services customers to electronic alternatives to the physical movement of cancelled checks;

•	potential regulatory changes by the FAA, DOT and TSA, which could increase the regulation of AirNet’s business, or the Federal Reserve, which could change the competitive environment of transporting canceled checks;

•	AirNet’s ability to execute strategic initiatives to expand into new business lines in connection with the failure of Express Services revenues to replace declining Bank Services revenues;

•	AirNet’s ability to successfully implement new pricing structures for its weekday Bank Services customers;

•	disruptions to the Internet or AirNet’s technology infrastructure, including those impacting AirNet’s computer systems and Web site;

•	disruptions to operations due to adverse weather conditions, air traffic control-related constraints or aircraft accidents;

•	potential further declines in the value of aircraft in AirNet’s fleet and any related asset impairment charges;

•	potential changes in locally and federally mandated security requirements;

•	the impact of intense competition on AirNet’s ability to maintain or increase its prices for Express Services (including fuel surcharges in response to rising fuel costs);

•	increases in aviation fuel costs not fully offset by AirNet’s fuel surcharge program;

•	changes in check processing and shipment patterns of bank customers;

•	acts of war and terrorist activities;

•	AirNet’s ability to reduce its cost structure to match declining revenues and operating expenses;

•	the impact of prolonged weakness in the United States economy on time-critical shipment volumes;

•	the acceptance of AirNet’s time-critical service offerings within targeted Express markets;

•	technological advances and increases in the use of electronic funds transfers;

•	the availability and cost of financing required for operations;

•	significant changes in the volumes of shipments transported on AirNet’s air transportation network, customer demand for AirNet’s various services or the prices it obtains for its services;

•	the impact of unusual items resulting from ongoing evaluations of our business strategies;

•	any substantial indebtedness that may be incurred by AirNet;

•	insufficient capital for future expansion; and

•	other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations.
All forward-looking statements are expressly qualified in their entirety by these cautionary statements. AirNet assumes no obligation or duty to update any of the forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K except to the extent required by law.
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Pursuant to Item 305(e) of SEC Regulation S-K, the disclosure contemplated by Item 7A is not required because AirNet qualifies as a smaller reporting company.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
AirNet Systems, Inc.
We have audited the accompanying consolidated balance sheets of AirNet Systems, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and shareholders’ equity for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15 (a) 2 of the Annual Report of AirNet Systems, Inc. on Form 10-K for the fiscal year ended December 31, 2007. These financial statements and schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP

Columbus, Ohio
March 26, 2008

AIRNET SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands, except par value data	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,500	$2,244
Accounts receivable, less allowances	18,681	22,345
Deposits and prepaids	2,402	2,463
Assets related to discontinued operations	—	1,465
Assets held for sale	—	280

Total current assets	25,583	28,797

Net property and equipment	24,731	27,690

Deposits and other assets	60	60

Total assets	$50,374	$56,547

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,056	$8,876
Salaries and related liabilities	4,036	4,716
Current portion of notes payable	—	1,944
Taxes payable	478	935
Other liabilities related to discontinued operations	—	50

Total current liabilities	12,570	16,521

Notes payable, less current portion	—	6,011

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,763 issued at December 31, 2007 and December 31, 2006, respectively	128	128
Additional paid-in-capital	77,035	76,906
Retained deficit	(16,339)	(19,746)
Accumulated other comprehensive income (loss)	46	(13)
Treasury shares, 2,587 and 2,598 common shares held at cost at December 31, 2007 and December 31, 2006, respectively	(23,066)	(23,260)

Total shareholders’ equity	37,804	34,015

Total liabilities and shareholders’ equity	$50,374	$56,547

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In thousands, except per share data	2007	2006
NET REVENUES, NET OF EXCISE TAX
Air Transportation, net of excise tax of $3,008 and $3,729 for the years ended December 31, 2007 and 2006, respectively:
Bank Services	$99,853	$112,034
Express Services	58,163	59,187
Aviation Services	3,013	1,586

Total net revenues	161,029	172,807

COSTS AND EXPENSES
Aircraft fuel	25,473	27,909
Aircraft maintenance	23,136	17,998
Operating wages and benefits	19,127	19,071
Contracted air costs	16,041	16,550
Ground courier	32,841	35,248
Depreciation	4,685	9,700
Insurance, rent and landing fees	8,409	8,639
Travel, training and other operating	6,579	5,468
Selling, general and administrative	17,654	17,939
Net gain on disposition of assets	(890)	(140)
Impairment of assets	2,216	24,560

Total costs and expenses	155,271	182,942

Income (loss) from continuing operations before interest and income taxes	5,758	(10,135)

Interest expense	251	1,532

Income (loss) from continuing operations before income taxes	5,507	(11,667)
Provision for income taxes	2,100	1,654

Income (loss) from continuing operations	3,407	(13,321)

Income from discontinued operations (including 2006 gain on sale of $610, net of tax)	—	29

Net income (loss)	$3,407	$(13,292)

Income (loss) per common share — basic and diluted:
Continuing operations	$0.33	$(1.31)
Discontinued operations	—	—

Net income (loss) per common share — basic and diluted	$0.33	$(1.31)

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2007	2006
Operating activities:
Net income (loss) from continuing operations	3,407	$(13,321)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	4,685	9,700
Impairment of assets	2,216	24,560
Gain on disposition of assets	(890)	(140)
Deferred income taxes	—	(5,311)
Engine core writeoffs charged to maintenance expense	348	164
Stock-based compensation expense	160	246
Other, net	280	(140)
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	3,664	(1,242)
Taxes receivable or payable	(457)	2,721
Deposits and prepaids	61	(125)
Accounts payable and accrued expenses	(820)	(1,161)
Salaries and related liabilities	(680)	(3)
Other, net	59	(124)

Net cash provided by continuing operations	12,033	15,824
Net cash provided by discontinued operations	415	3,038

Net cash provided by operating activities	12,448	18,862

Investing activities:
Purchases of property and equipment	(5,143)	(8,084)
Proceeds from sales of property and equipment	1,743	155

Net cash used in continuing operations	(3,400)	(7,929)
Net cash provided by discontinued operations	1,000	37,103

Net cash provided by (used in) investing activities	(2,400)	29,174

Financing activities:
Proceeds from incentive stock plan programs	163	340
Net borrowings (repayments) of revolving credit facilities	(7,955)	(16,500)
Repayments of term loans	—	(1,784)
Other — net	—	342

Net cash used in continuing operations	(7,792)	(17,602)
Net cash used in discontinued operations	—	(29,780)

Net cash used in financing activities	(7,792)	(47,382)

Net increase in cash	2,256	654
Cash and cash equivalents at beginning of year	2,244	1,590

Cash and cash equivalents at end of year	$4,500	$2,244

See notes to consolidated financial statements

AIRNET SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common Shares		Additional		Other
	Number		Paid-in	Retained	Comprehensive	Treasury
In thousands	of Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Total
Balance December 31, 2005	12,763	$128	$76,318	$(6,454)	$(13)	$(23,600)	$46,379

Net loss		—	—	(13,292)	—	—	(13,292)

Issuance of treasury shares - Associate Stock Purchase Program	—	—	(277)	—	—	340	63
Stock option vesting	—	—	246	—	—		246
Tax benefit from Wright warrants			619				619

Balance December 31, 2006	12,763	$128	$76,906	$(19,746)	$(13)	$(23,260)	$34,015

Net income		—	—	3,407	—	—	3,407
Foreign currency translation					59		59

Comprehensive income							3,466

Issuance of treasury shares - Associate Stock Purchase Program	—	—	(171)	—	—	194	23
Stock option vesting	—	—	206	—	—		206
Stock warrants vesting			94				94

Balance December 31, 2007	12,763	$128	$77,035	$(16,339)	$46	$(23,066)	$37,804

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Significant Accounting Policies
AirNet Systems, Inc. and its subsidiaries (collectively, “AirNet”) is a specialty air carrier for time sensitive deliveries for customers in the U.S. banking industry and other industries requiring the express delivery of packages. In addition to regularly scheduled delivery services through its air and ground transportation network, AirNet offers on-demand cargo charter delivery services for both Bank Services and Express Services customers. AirNet also offers retail aviation fuel sales and aircraft maintenance and related ground services for customers at its Columbus, Ohio facility.
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
Certain 2006 balances have been reclassified to conform with the 2007 presentation. In the 2006 Consolidated Statement of Cash Flows approximately $0.3 million was reclassified from purchase of property and equipment to engine core writeoffs charged to maintenance expense and gain on disposition of assets to conform to the 2007 Consolidated Statement of Cash Flows.
Revenue Recognition
Revenue on Express Services and Bank Services is recognized when the packages are delivered to their destination. Revenue on fixed based operations within Aviation Services is recognized when the maintenance services are complete or fuel is delivered. Federal excise tax fees are not included in revenues.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments which are unrestricted as to withdrawal or use, and which have an original maturity of three months or less. Cash equivalents are stated at cost, which approximates market value.
Accounts Receivable
AirNet performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. AirNet establishes an allowance for doubtful accounts based upon factors surrounding the credit risks of specific customers, historical trends and other information. The allowance for doubtful accounts was approximately $0.4 million and $0.9 million at December 31, 2007 and 2006, respectively
Property and Equipment
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
AirNet uses manufacturer engine maintenance plans to provide maintenance for recurring inspections and major overhaul maintenance for most of the engines in its Learjet fleet. At December 31, 2007, essentially all of AirNet’s Learjet 35 aircraft engines were covered under manufacturer engine maintenance plans. Under the manufacturer engine maintenance plans,

AirNet pays in advance for certain maintenance, repair and overhaul costs based on an amount per hour for each hour flown. In October 2006, following the write down of a substantial portion of the prepaid assets related to these engine plans in connection with the 2006 asset impairment charge, AirNet changed its estimate of the portion of these payments that should be capitalized and began expensing approximately 75% of the prepayments, which are included in aircraft maintenance expense. In 2008, AirNet expects to expense approximately 77% of the prepayments due to an increase in manufacturer maintenance plan rates. Management estimates that expensing payments made under manufacturer engine maintenance plans at this rate will maintain engine book values at the amounts determined to be appropriate as part of the 2006 and 2007 asset impairment charges. The portion of capitalized prepayments totaled approximately $4.1 million and $3.7 million at December 31, 2007 and 2006, respectively. Amortization on these prepaid balances does not begin until major engine overhaul services have been performed, at which time the prepaid balances are reclassified into depreciable asset categories and depreciated based on hours flown.
Property and equipment consisted of the following at December 31:

	2007	2006
Flight equipment	$20,612,000	$21,574,000
Other property and equipment	11,097,000	10,923,000

	31,709,000	32,497,000
Less accumulated depreciation	6,978,000	4,807,000

Net property and equipment	$24,731,000	$27,690,000

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
Self-Insurance Accruals
AirNet is self-insured up to certain limits for costs associated with workers’ compensation claims and benefits paid under employee health care programs. The measurement of these costs requires the consideration of historical loss experience and judgments about the present and expected levels of costs. AirNet accounts for these costs primarily through measurement of claims outstanding and projected payments based on recent claims experience. AirNet had total self-insurance accruals of approximately $0.5 million reflected in its Consolidated Balance Sheets at December 31, 2007 and 2006, respectively.
Incentive Compensation Plans
AirNet maintains an incentive compensation plan with payouts tied to the achievement of company-wide earnings goals and personal/departmental goals. Incentive compensation is calculated as a percent of base pay, depending on participation levels, which vary among management tiers. AirNet accrues for costs related to the personal/departmental goals portion of the plan based on estimated achievement rates of set goals applied to individuals’ base pay rates. AirNet recorded approximately $1.1 million and $1.3 million of incentive compensation expense for the years ended December 31, 2007 and 2006, respectively.
Income Taxes
AirNet accounts for income taxes under the liability method pursuant to SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the liability method, deferred tax liabilities and assets are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Effective January 1, 2007, AirNet adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Adoption of FIN 48 did not have an impact on AirNet’s consolidated financial statements for the year ended December 31, 2007.
On December 31, 2006, AirNet filed for a discretionary income tax method change with the Internal Revenue Service (the “IRS”). The income tax method change relates to deducting for tax purposes engine maintenance plan prepayments when paid that were previously deferred and deducted in later periods. On March 11, 2008, AirNet received notice from the IRS of approval for AirNet’s discretionary income tax method change. As required by SFAS No. 109, the effect of the method change will be reported in the period in which IRS approval is obtained; therefore, AirNet has not reflected the impact of the method change in the December 31, 2007 consolidated financial statements. AirNet is in the process of evaluating the total impact of the method change; however, it will materially reduce AirNet’s current taxes payable. Additionally, its deferred tax assets and the need for the associated valuation allowance could materially change. As a result of the approval by the IRS for the method change, AirNet has applied for a refund of 2007 federal tax estimated payments of approximately $1.7 million which AirNet expects to receive in 2008. Additionally, AirNet intends to file an amended tax return for a refund of income taxes previously paid of approximately $5.6 million, the payment of which is subject to review and approval by the IRS. AirNet expects to receive this refund in 2009.
Financial Instruments
The fair value of AirNet’s financial instruments approximated their carrying value at December 31, 2007 and 2006.
Stock-Based Compensation
At December 31, 2007, AirNet had two stock-based employee and director compensation plans, the Amended and Restated 1996 Incentive Stock Plan and the 2004 Stock Incentive Plan. AirNet accounts for the plans under SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123(R) requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statements of operations.
Stock-based compensation expense recognized during 2007 and 2006 is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2007 and 2006 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148. Compensation expense for the stock-based payment awards that are granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with SFAS 123(R). As stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Currently, AirNet uses the Black-Scholes option pricing model to estimate the value of stock options granted to employees and directors for purposes of computing the stock-based compensation expense and disclosures required by FAS 123(R). During 2007 and 2006, AirNet recognized stock-based compensation expense of approximately $207,000 and $246,000, respectively (approximately $128,000 and $153,000, net of tax, respectively) related to the vesting of outstanding stock options according to the provisions of FAS 123(R).
In December 2007, Airnet entered into an agreement with a consultant that provides that AirNet will issue a warrant to acquire 100,000 common shares of AirNet at an exercise price that is currently anticipated to be $.10 per common share. Such warrant would not be exercisable for two years after issuance, subject to earlier exercise upon the occurrence of certain triggering events, including a change of control, a sale of all or substantially all of AirNet’s common shares or assets or a special dividend in excess of $1.00 per share.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 was expected to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP”) that amends SFAS 157 to delay the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For such items, FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. AirNet has evaluated the guidance provided in SFAS 157 and has determined the adoption of SFAS 157 will not have a significant impact on the determination or reporting of AirNet’s financial results, however, additional disclosures in AirNet’s financial statements will be required.
In September 2006, the FASB issued Staff Position No. AUG-AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG-AIR-1”). FSP AUG-AIR-1 provides guidance on the accounting for planned major maintenance activities in the airline industry. The guidance is applicable for fiscal years beginning after December 15, 2006. The guidance provided in FSP AUG-AIR-1 did not have a significant impact on the determination or reporting of AirNet’s financial results.

Supplemental Cash Flow Data
Cash paid for interest was $382,000 and $1,636,000 for the years ended December 31, 2007 and 2006, respectively. AirNet paid $2,993,000 and $5,575,000 and received $436,000 and $1,821,000 for the years ended December 31, 2007 and 2006, respectively, related to income taxes.
2.	Impairment of Property and Equipment
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
2007 Asset Impairment Charge
AirNet’s cargo airline was originally designed, and continues to operate, primarily to meet the needs of Bank Services customers. As a result of continuing trends in the implementation of electronic payment alternatives and electronic alternatives to the physical movement of cancelled checks, as of September 30, 2007, AirNet evaluated for impairment its long-lived assets used in its airline operations, consisting primarily of aircraft, aircraft parts and its airport hangar and office facility located at Rickenbacker International Airport (the “Rickenbacker Facility”). The undiscounted cash flows estimated to be generated by those assets including disposal values were less than the related carrying values and therefore, pursuant to the requirements of SFAS No. 144, the estimated fair values of these assets were compared to carrying value and the carrying values were reduced by a $2.2 million non-cash impairment charge. As a result of AirNet’s evaluation of the required valuation allowance for deferred tax assets, no tax benefit was recognized related to this impairment charge as disclosed in Note 10, Income Taxes, below.
The determination of undiscounted cash flows involves estimates of future cash flows, revenues, operating expenses and disposal values. The projections of these amounts represent management’s best estimates at the time of the review. Management’s estimates are significantly affected by the continuing uncertainty of the timing and rate of decline in Bank Services revenues that are being impacted by the implementation of electronic alternatives to the physical movement of cancelled checks and AirNet’s potential to grow other lines of cargo business as alternative sources of revenues. AirNet will continue to explore cost saving initiatives and alternative sources of revenue; however, in accordance with the provisions of SFAS No. 144, until such strategies are developed, AirNet has assigned minimal probabilities to those strategies in AirNet’s determination of future undiscounted cash flows. In the absence of additional cost saving initiatives or alternative sources of revenue, it is likely that future determinations of estimated cash flows will be less than the carrying value of AirNet’s long-lived assets and may result in additional impairment charges. As a result, AirNet will be required to monitor the carrying value of its long-lived assets relative to estimated fair values in future periods.
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
AirNet depends on certain major Bank Services customers for a large portion of its net revenues and changes in the pricing and extent of services provided to these customers may have a significant impact on AirNet’s operating results. If a major Bank Services customer significantly reduces the amount of business it does with AirNet, there would be an adverse impact on AirNet’s operating results. For 2007 and 2006, AirNet had five Bank Services customers that aggregated approximately 39% and 40% of total net revenues, respectively. One Bank Services customer comprised approximately 11% of total net revenues in 2007 while two Bank Services customers comprised 11% and 10% of total net revenues in 2006.
In January 2008, AirNet received written notices from one of its largest bank customers that this customer will be terminating a portion of the air transportation services provided by AirNet due to cost reduction efforts by the bank. During the year ended December 31, 2007, the air transportation services being terminated by this customer accounted for approximately $4.9 million of AirNet’s Bank Services revenues (including approximately $0.8 million of fuel surcharge revenues). The service terminations are scheduled to become effective at various dates in the second quarter of 2008.
As a result of Bank Services customers continued transition to image products and other electronic alternatives to the physical movement of cancelled checks, weekday cancelled check pounds shipped per flying day declined approximately 31%, for 2007 compared to 2006. AirNet expects the decline in cancelled checks volume to continue in 2008 and thereafter.
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
In accordance with SFAS No. 144, AirNet classified the assets and liabilities of Passenger Charter Services as assets and liabilities related to discontinued operations and presented this operating segment’s results of operations as discontinued operations for all periods presented. As a result of the disposition of Passenger Charter Services, AirNet has only one reportable segment.
Revenues from Passenger Charter Services, included in discontinued operations, were approximately $16.9 million for 2006. Income from discontinued operations before income taxes for 2006 was approximately $0.1 million. Included in the 2006 income from discontinued operations before income taxes is a pre-tax gain of approximately $1.0 million, which is net of approximately $1.0 million of investment banking and legal fees associated with the sale of Jetride.
5.	Notes Payable
AirNet had borrowings as follows at December 31:

	2007	2006
Term notes	$—	$7,955,000
Revolving credit facility	—	—

	—	7,955,000
Current portion of notes payable	—	1,944,000

Long-term portion of notes payable	$—	$6,011,000

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
On May 28, 2004, AirNet and its lenders amended the terms and conditions of the Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement was further amended by the First, Second, Third, Fourth and Fifth Change in Terms Agreements, as described below. The Amended Credit Agreement was secured by a first lien on all of the property of AirNet and its subsidiaries, other than any interest in real estate and certain excluded fixed assets. AirNet also pledged the stock and interests of its subsidiaries to secure the loans under the Amended Credit Agreement, and each of AirNet’s subsidiaries guaranteed AirNet’s obligations under the Amended Credit Agreement. The Amended Credit Agreement also contained certain financial covenants that required AirNet to maintain a minimum consolidated tangible net worth and to not exceed certain fixed charge coverage and leverage ratios specified in the Amended Credit Agreement.
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
Revolving Credit Facility – Second Amended Credit Agreement — March 29, 2007
On March 29, 2007, AirNet and its lender (The Huntington National Bank) amended and restated the terms and conditions of the Amended Credit Agreement described above by entering into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”). The following description of the Second Amended Credit Agreement is qualified in its entirety by reference to the Second Amended Credit Agreement previously filed as Exhibit 4.50 in AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Second Amended Credit Agreement provides for a $15.0 million secured revolving credit facility and expires on October 15, 2008. The Second Amended Credit Agreement is secured by a first priority lien on all of the property of AirNet, other than any interest in real estate and certain excluded fixed assets. The stock and interests of AirNet’s subsidiaries continue to be pledged to secure the loans under the Second Amended

Credit Agreement, and each of AirNet’s subsidiaries continues to guarantee AirNet’s obligations under the Second Amended Credit Agreement under a Consent and Agreement of Guarantors.
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
As of December 31, 2007, there were no loans outstanding under the Second Amended Credit Agreement. As of December 31, 2007, AirNet had approximately $0.8 million in standby letters of credit outstanding related to insurance programs, which reduced the amount available to borrow to approximately $14.2 million under the Second Amended Credit Agreement.
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
Aggregate future maturities of long-term debt as of December 31, 2007 are as follows:

2008	$—
2009	—
2010	—
2011	—
2012	—
Thereafter	—

$—

6. Incentive Stock Plans
On June 4, 2004, the shareholders of AirNet Systems, Inc. approved the AirNet Systems, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), for employees of AirNet and its subsidiaries and non-employee directors of AirNet. The 2004 Plan authorizes the granting of incentive and non-qualified stock options, restricted stock, stock appreciation rights, and performance shares to be paid in common shares and performance units to be paid in cash (collectively, “2004 Plan Awards”). In addition, the 2004 Plan provides for the granting of rights to purchase common shares of AirNet at up to a 15% discount through payroll deductions by employees of AirNet and its subsidiaries (the “2004 Stock Purchase Program”). The maximum number of common shares available for issuance under the 2004 Plan is 1,000,000. The 2004 Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms and conditions applicable to the 2004 Plan Awards, other than non-qualified stock options automatically granted to non-employee directors of AirNet in accordance with the terms of the 2004 Plan. The Compensation Committee also has the authority to establish administrative rules and regulations regarding the term of each offering under the 2004 Stock Purchase Plan. In December 2006, non-qualified stock options covering 150,000 common shares were granted to Bruce D. Parker, AirNet’s Chairman of the Board, Chief Executive Officer and President under the terms of an employment contract. In September 2007, non-qualified stock options covering 20,000 common shares were automatically granted under the terms of the 2004 Plan to each of Messrs. Kiernan and Milbourne as new directors of AirNet. The exercise price of each option has been equal to the fair market price of a common share on the date of grant. An option’s maximum term is ten years. Option vesting periods range from vesting upon grant to vesting over four years. In 2007 and 2006, 10,691 and 16,547 common shares, respectively, were issued under the 2004 Stock Purchase Program to employees of AirNet and its subsidiaries.
In 1996, AirNet adopted the AirNet Systems, Inc. 1996 Incentive Stock Plan (as amended and restated, the “1996 Plan”). The 1996 Plan authorized the granting of incentive and non-qualified stock options, restricted stock and performance awards (collectively, “1996 Plan Awards”). In addition, the 1996 Plan provided for the granting of rights to purchase common shares of AirNet at up to a 15% discount through payroll deductions by employees of AirNet and its subsidiaries (the “1996 Stock Purchase Program”). The 1996 Plan also provided for the grant of non-qualified stock options to non-employee directors of AirNet. The maximum number of common shares available for issuance under the 1996 Plan is 1,650,000. The 1996 Plan is administered by the Compensation Committee of the AirNet Board of Directors, which determined the terms and conditions applicable to the 1996 Plan Awards, other than non-qualified stock options automatically granted to non-employee directors in accordance with the terms of the 1996 Plan. The exercise price of each option has been equal to the fair market price of a common share on the date of grant. An option’s maximum term is ten years. Option vesting periods range from vesting upon grant to vesting over four years. Since the adoption of the 2004 Plan, no additional 1996 Plan Awards have been or will be made under the 1996 Plan.
The fair value of these stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31:

	2007	2006
Risk free interest rate	4.65%	4.91%
Volatility factor of expected market price of AirNet’s common shares	53.6%	50.0%
Weighted average expected life of stock options (years)	4.68	5.49
The weighted average fair value of stock options granted was $2.63 and $2.95 in the years ended December 31, 2007 and 2006, respectively. Total unamortized stock-based compensation expense for outstanding stock options was approximately $0.1 million at December 31, 2007 and is expected to be recognized over a period of 2.5 years.
A summary of AirNet’s stock option activity and related information follows (in thousands, except price per share data) for the years ended December 31:

	2007		2006
		Weighted		Weighted
		Average		Average
	Common	Exercise	Common	Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	828	$6.43	886	$7.71
Granted	56	2.63	150	2.95
Exercised	—	—	—	—
Cancelled	(314)	8.62	(208)	9.35
Outstanding at end of period	570	4.86	828	6.43

Options exercisable at end of period	499	$5.08	676	$7.07
During 2007 and 2006, the total number of common shares subject to stock options which vested each year was approximately 127,000 and 144,000, respectively, with fair values of approximately $220,000 and $292,000, respectively.

As of December 31, 2007 and 2006, the weighted average remaining contractual terms for stock options outstanding were approximately 5.6 years and 4.6 years, respectively, and the weighted average remaining contractual terms for stock options exercisable were 5.2 years and 3.6 years, respectively, for the same periods.
The following summarizes information about stock options outstanding (in thousands, except remaining contractual life and price per share data) as of December 31, 2007:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted-Average	Weighted-
	Number of	Remaining	Average	Number of	Weighted-
Range of Exercise	Stock	Contractual Life	Exercise	Stock	Average
Prices	Options	(Years)	Price	Options	Exercise Price
Less than $5.00	440	6.7	$3.58	369	$3.64

$5.01-$10.00	115	2.0	8.12	115	8.12

$10.01-$15.00	—	—	—	—	—

$15.01-$20.00	14	0.6	17.50	14	17.50

$20.01-$25.00	1	0.1	22.00	1	22.00

	570	5.6	$4.86	499	$5.08

AirNet’s stock purchase program, which had been part of the 1996 Plan and is part of the 2004 Plan, allows eligible employees the opportunity to acquire common shares of AirNet at up to a 15% discount through payroll deductions. AirNet issued 10,691 and 16,547 common shares respectively during 2007 and 2006 from treasury shares under the stock purchase program.
7. Lease Obligations
AirNet leases facility space and courier vehicles at various locations throughout the United States. In January 2002, AirNet entered into operating leases for six Cessna Caravan 208 aircraft, which after certain extensions entered into in September 2002, terminated in 2006 and 2007. In January of 2003 and January of 2006, AirNet entered into two additional operating leases on Cessna Caravan 208 aircraft that expire, respectively, in 2007 and 2008. In February 2006, AirNet entered into a one-year operating lease on an additional Cessna Caravan 208 aircraft. In August and October 2007, AirNet entered into two additional operating leases on Cessna Caravan 208 aircraft that expire in 2008. As of December 31, 2007, AirNet maintained leases on nine Cessna Caravan 208 aircraft, three of which are scheduled to expire in 2009, four of which are scheduled to expire in 2010 and two of which are scheduled to expire in 2011
AirNet’s corporate and operational facility (the “Rickenbacker Facility”) is located on land leased from the Columbus Regional Airport Authority (the “Authority”). The land lease with the Authority is for an initial term of 20 years which expires in May 2025. AirNet may request two additional 10 year extensions of the land lease. In the event the Authority refuses to extend the land lease for either 10 year extension period, the land lease requires the Authority to purchase AirNet’s leasehold improvements under the Federal Relocation Act. The purchase price of the improvements cannot be less than 50% of the cost of the leasehold improvements if the Authority refuses to extend the land lease for the first 10 year extension period and cannot be less than 25% of the cost of the leasehold improvements if the Authority refuses to extend the land lease for the second 10 year extension period. Annual rental payments under the land lease are set at approximately $39,000, $62,000 and $83,000, respectively, for the first three years of the lease term. Rental payments after the third year of the lease term are subject to annual increases based upon the consumer price index.
AirNet incurred lease expense of $2,890,000 and $2,810,000 for the years ended December 31, 2007 and 2006. As of December 31, 2007, future minimum lease payments by year under non-cancelable operating leases with initial or remaining terms exceeding one year are as follows: 2008 - $873,000; 2009 — $217,000; 2010 — $91,000; 2011 — $93,000; 2012 — $96,000. During the first quarter of 2008, AirNet extended the terms of a portion of the aircraft leases, increasing its commitments by $1,653,000 over the remaining terms.

8. Retirement Plan
AirNet has a 401(k) retirement savings plan. All associates who have completed a minimum of one month of service may contribute up to 60% of their eligible annual earnings to the 401(k) retirement savings plan, subject to the maximum limitation imposed under the Internal Revenue Code. AirNet may elect, at its discretion, to make matching and profit- sharing contributions. AirNet’s contribution expense related to the 401(k) retirement savings plan for continuing operations totaled $316,000 and $376,000 for the years ended December 31, 2007 and 2006, respectively.
9. Aircraft Dispositions
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
In February 2008, as a part of a planned cost reduction, AirNet entered into an agreement to sell one of its Learjet aircraft for approximately $0.5 million. AirNet delivered the aircraft in the first quarter of 2008. Additionally, in February 2008, a Learjet aircraft was damaged by another air operator’s baggage tug and subsequently removed from AirNet’s aircraft fleet. As of the date of AirNet’s Annual Report on Form 10-K, AirNet has not determined a final disposition with regard to such damaged aircraft.
10. Income Taxes
Income taxes are summarized as follows for the years ended December 31:

	2007	2006
Current:
Federal	$1,790,000	$5,865,000
State and local	310,000	625,000

	2,100,000	6,490,000

Deferred:
Federal	—	(3,481,000)
State and local	—	(1,336,000)

	—	(4,817,000)

	$2,100,000	$1,673,000

Significant components of AirNet’s deferred tax liabilities and assets are as follows at December 31:

	2007	2006
Deferred tax asset:
Alternative minimum tax credit	$—	$763,000
Net operating loss carry forward	558,000	783,000
Property and equipment	10,825,000	10,625,000
Workers’ compensation reserve	102,000	195,000
Allowance for bad debt reserves	166,000	351,000
Other	564,000	502,000
Valuation allowance	(11,698,000)	(12,467,000)

Total deferred tax assets	$517,000	$752,000

Deferred tax liabilities:
Prepaid expenses	$443,000	$618,000
Other	74,000	134,000

Total current deferred tax liabilities	517,000	752,000
Net current deferred tax assets (liabilities)	$0	$0

Differences arising between the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income (loss) before income taxes are as follows for the years ended December 31:

	2007		2006

Tax expense (benefit) at federal statutory rate on pre-tax (loss) income	$1,873,000	34.0%	$(3,950,000)	33.9%
State taxes, net of federal benefit	268,000	4.9	(492,000)	4.2
Non-deductible permanent differences	107,000	1.9	168,000	(1.4)
Change in valuation allowance	(161,000)	(2.9)	6,167,000	(52.8)
Other	13,000	0.2	(221,000)	1.9

Total taxes (benefit)	2,100,000	38.1%	$1,672,000	14.2%
Less — portion attributable to discontinued operations	0		18,000

Net attributable to continuing operations	$2,100,000		$1,654,000

Accounting principles generally accepted in the United States require AirNet to record a valuation allowance against future deferred tax assets if it is “more likely than not” that AirNet will not be able to utilize such benefits in the future. At December 31, 2007 and 2006, AirNet maintained a valuation allowance of approximately $11.7 million and $12.5 million, respectively. In 2007 and 2006, the valuation allowance offset deferred tax assets in excess of deferred tax liabilities. The change in the valuation allowance for deferred tax assets was approximately $0.8 million in 2007 and approximately $6.2 million in 2006. Of the approximate $0.8 million change in the valuation allowance in 2007, approximately $0.2 million impacted earnings and approximately $0.6 million was the result of adjustments to decrease certain deferred tax assets, resulting in corresponding decreases in the valuation allowance and no impact on 2007 earnings.
On December 31, 2006, AirNet filed for a discretionary income tax method change with the IRS. The income tax method change relates to deducting for tax purposes engine maintenance plan prepayments when paid that were previously deferred and deducted in later periods. On March 11, 2008, AirNet received notice from the IRS of approval for AirNet’s discretionary income tax method change. As required by SFAS No. 109, the effect of the method change will be reported in the period in which IRS approval is obtained; therefore, AirNet has not reflected the impact of the method change in the December 31, 2007 consolidated financial statements. AirNet is in the process of evaluating the total impact of the method change; however, it will materially reduce AirNet’s current taxes payable. Additionally, its deferred tax assets and the need for the associated valuation allowance could materially change. As a result of the approval by the IRS for the method change, AirNet has applied for a refund of 2007 federal tax estimated payments of approximately $1.7 million which AirNet expects to receive in 2008. Additionally, AirNet intends to file an amended tax return for a refund of income taxes previously paid of approximately $5.6 million, the payment of which is subject to review and approval by the IRS. AirNet expects to receive this refund in 2009.
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

11. Net Income (Loss) Per Common Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the years ended December 31:

	2007	2006
Numerator:
Income (loss) from continuing operations	$3,407,000	($13,321,000)
Income (loss) from discontinued operations, net of tax	—	29,000

Net income (loss)	$3,407,000	($13,292,000)

Denominator:
Basic — weighted average common shares outstanding	10,171,000	10,158,000

Diluted
Stock options — employees, officers and directors	—	—

Adjusted weighted average common shares outstanding	10,171,000	10,158,000

Net income (loss) per common share — basic and diluted	$0.33	($1.31)

For the years ended December 31, 2007 and 2006, stock options covering 472,000 and 678,000 common shares, respectively, were excluded from the diluted weighted average common shares outstanding calculation, as their exercise prices exceeded the average fair market value of the underlying common shares for the year and, therefore, were antidilutive.
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
13. Subsequent Events (Unaudited)
As of March 31, 2008, AirNet entered into a definitive merger agreement to be acquired by an affiliate of Bayside Capital, Inc. (“Bayside Capital”) for $2.81 per share in a cash merger transaction. The price represents a premium of approximately 94% over the closing price of $1.45 per share on March 28, 2008. The total value of the transaction in the merger is approximately $28.7 million (before transaction costs). In conjunction with the merger agreement, the affiliate of Bayside Capital will also be purchasing approximately 1.9 million common shares of AirNet at $2.81 for a total purchase price of approximately $5.4 million.
The Board of Directors of AirNet unanimously approved the merger agreement, determined that the merger is in the best interests of AirNet’s shareholders and agreed to recommend approval and adoption of the merger and the merger agreement by AirNet’s shareholders. AirNet’s shareholders will vote on the proposed merger at a special meeting that will be held on a date to be announced. Completion of the merger is subject to various customary closing conditions, including shareholder approval and adoption of the merger and the merger agreement and the obtaining of any required regulatory approvals. The closing of the merger is expected to occur during the second quarter of 2008, and is not subject to any financing contingencies. However, there can be no assurances that the parties will be able to obtain any required regulatory approvals of the merger on the proposed terms and schedule, that AirNet’s shareholders will approve and adopt the merger and the merger agreement or that the other closing conditions will be satisfied. Additionally, uncertainty surrounding the proposed merger may make it more difficult to maintain relationships with AirNet’s customers and team members. In the event that the merger is not consummated, AirNet’s management and Board of Directors would re-assess the options available to AirNet and may revise AirNet’s strategic direction, as necessary.
Selected Quarterly Financial Information
Since AirNet qualifies as a smaller reporting company, AirNet has omitted the supplementary financial information required by Item 302 of SEC Regulation S-K as permitted by Item 302(c) of SEC Regulation S-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A(T). CONTROLS AND PROCEDURES.
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
•	information required to be disclosed by AirNet in this Annual Report on Form 10-K and the other reports that AirNet files or submits under the Exchange Act would be accumulated and communicated to AirNet’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	information required to be disclosed by AirNet in this Annual Report on Form 10-K and the other reports that AirNet files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”); and

•	AirNet’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of AirNet is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. AirNet’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. AirNet’s internal control over financial reporting includes those policies and procedures that:
a)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of AirNet and its consolidated subsidiaries;

b)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures of AirNet and its consolidated subsidiaries are being made only in accordance with authorizations of management and directors of AirNet; and

c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of AirNet and its consolidated subsidiaries that could have a material effect on the financial statements.
With the supervision and participation of the Chairman of the Board, Chief Executive Officer and President (the principal executive officer) of AirNet and the Vice President of Finance and Controller and Interim Chief Financial Officer, Treasurer and Secretary (the principal financial officer) of AirNet, AirNet’s management assessed the effectiveness of AirNet’s internal control over financial reporting as of December 31, 2007, based on the criteria set forth for effective internal control over financial reporting by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control — Integrated Framework.” Based on the assessment of AirNet’s management and those criteria, AirNet’s management concluded that, as of December 31, 2007, AirNet’s internal control over financial reporting is effective.
This Annual Report on Form 10-K does not include an attestation report of AirNet’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by AirNet’s registered public accounting firm pursuant to temporary rules of the SEC that permit AirNet to provide only management’s report in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in AirNet’s internal control over financial reporting that occurred during AirNet’s fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, AirNet’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Engagement of MergeGlobal Inc.
On December 3, 2007, AirNet entered into an amended letter agreement with MergeGlobal, Inc. (“MergeGlobal”). Pursuant to this amended letter agreement, AirNet expanded the initial engagement of MergeGlobal and authorized MergeGlobal to develop in greater detail a business strategy and plan. AirNet had previously engaged MergeGlobal on August 17, 2007 to provide initial strategic and financial advice in connection with AirNet’s business.
Pursuant to the original letter agreement, AirNet paid MergeGlobal a retainer fee of $150,000 and agreed to pay MergeGlobal certain success and/or financing fees if an acquisition transaction involving a specified list of companies were to be pursued and completed. To date, no such fees have been incurred or paid. Pursuant to the amended letter agreement, AirNet agreed to pay MergeGlobal an additional $150,000 in three installments between December 3, 2007 and the later of February 15, 2008 or upon delivery by MergeGlobal of all of the planned work under the amended letter agreement. In addition, upon completion of the planned work, the amended letter agreement provides that AirNet will issue MergeGlobal a warrant to acquire 100,000 common shares of AirNet at an exercise price that is currently anticipated to be $.10 per common share. Such warrant would not be exercisable for two years after issuance, subject to earlier exercise upon the occurrence of certain triggering events, including a change of control, a sale of all or substantially all of AirNet’s common shares or assets or a special dividend in excess of $1.00 per share.
2007 Incentive Compensation Plan
On March 28, 2007, the Board of Directors of AirNet, upon the recommendation of the Compensation Committee, adopted the 2007 Incentive Compensation Plan (the “2007 Incentive Plan”). The purpose of the 2007 Incentive Plan was to promote the following goals of AirNet for the fiscal year ending December 31, 2007 (the “2007 fiscal year”) by providing incentive compensation to certain employees of AirNet:
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
Participants in the 2007 Incentive Plan included AirNet’s executive officers — Bruce D. Parker (Chairman of the Board, Chief Executive Officer and President), Larry M. Glasscock, Jr. (Senior Vice President, Express Services), Jeffery B. Harris (Senior Vice President, Bank Services), Ray L. Druseikis (Vice President of Finance and Controller and Interim Chief Financial Officer, Treasurer and Secretary) and Craig A. Leach (Vice President, Information Systems) — and certain department managers and department directors. There were 37 participants in the 2007 Incentive Plan who received payments under its terms.
The targeted incentive compensation payment a participant could have earned under the 2007 Incentive Plan ranged from 20% to 100% of the participant’s base salary, depending upon such participant’s level of responsibility for achieving

AirNet’s goals for the 2007 fiscal year. The targeted percentage of annual base salary that each of AirNet’s executive officers could have earned as incentive compensation under the 2007 Incentive Plan was as follows: Bruce D. Parker, 100%; Larry M. Glasscock, Jr. and Jeffery B. Harris, 75%; and Ray L. Druseikis and Craig A. Leach, 50%.
Payments under the 2007 Incentive Plan were based on a combination of AirNet’s (i) pre-tax income for the 2007 fiscal year, (ii) Express Services revenues and contribution margins for the 2007 fiscal year, and (iii) the achievement of personal goals assigned to each participant. The Compensation Committee determined the personal goals of the Chief Executive Officer. The Chief Executive Officer determines the personal goals for the other executive officers, which were reviewed and approved by the Compensation Committee. The personal goals of other participants were approved by the Chief Executive Officer and reviewed by the Compensation Committee. The personal goals approved by the Compensation Committee for each of the executive officers related to specific business objectives with respect to general business operations (e.g., regulatory compliance, expense reductions, etc.) and each business segment (e.g., execution of specific contracts with customers and vendors, cost reductions, service improvements, etc.).
With the exception of Bruce D. Parker, no incentive compensation was to be paid under the 2007 Incentive Plan unless AirNet achieved at least 80% of its targeted pre-tax income for the 2007 fiscal year. Mr. Parker was eligible to receive the portion of his incentive compensation potential allocated to his personal goals without regard to AirNet’s attainment of its financial objectives. Once the designated threshold level of pre-tax income was achieved, potential incentive compensation payouts were to increase at predetermined levels until the maximum incentive compensation payout of approximately $1.7 million was reached at approximately 140% of AirNet’s targeted pre-tax income for the 2007 fiscal year.
Once the aggregate potential incentive compensation payout is determined based upon the level of pre-tax income achieved by AirNet during the 2007 fiscal year, each participant’s incentive compensation payment was to be determined based upon the following three components of the 2007 Incentive Compensation Plan (i) pre-tax income for the 2007 fiscal year; (ii) Express Services revenues and contribution margins for the 2007 fiscal year, and (iii) the achievement of personal goals. With the exception of Mr. Parker, 20% of each participant’s incentive compensation payout was allocated to the attainment of personal goals. Forty percent of Mr. Parker’s incentive compensation payment was allocated to the attainment of personal goals. The portion of each participant’s incentive compensation potential that was not allocated to the attainment of personal goals was to be allocated to the attainment of predetermined levels of pre-tax income and Express Services revenues and contribution margin based upon such participant’s responsibility for achieving such goals.
No incentive compensation was to be earned with respect to the Express Services component of the 2007 Incentive Plan unless AirNet achieved at least 100% of its targeted Express Services revenues and contribution margin. Once the designated threshold levels of Express Services revenues and contribution margin were achieved, potential incentive compensation payouts under the Express Services component of the 2007 Incentive Plan were to increase at predetermined levels until the maximum Express Services compensation payout level was achieved.
Mr. Parker’s incentive compensation payments under the 2007 Incentive Plan was based upon the achievement of certain pre-determined financial objectives and personal goals for the first six months of the 2007 fiscal year and the last six months of the 2007 fiscal year. Mr. Parker was eligible to receive up to 50% of his annual base salary in each six-month period, subject to the attainment of Mr. Parker’s predetermined financial objectives and personal goals. In each six-month incentive compensation period, Mr. Parker’s incentive compensation potential was allocated among Mr. Parker’s financial objectives and personal goals as follows:
•	30% of Mr. Parker’s incentive compensation potential was based upon attaining at least 100% of the targeted pre-tax income for the applicable six-month period;

•	30% of Mr. Parker’s incentive compensation potential was based upon attaining at least 100% of the targeted Express Services revenues and contribution margin for the applicable six-month period; and

•	40% of Mr. Parker’s incentive compensation potential was based upon the attainment of the personal goals established for Mr. Parker by the Board of Directors.
The Board of Directors established the following personal goals for Mr. Parker for the 2007 fiscal year:

•	development of an AirNet operating vision, including specific objectives and strategy;

•	development of a chief executive officer succession plan; and

•	developing AirNet’s management into an integrated team working to achieve specific objectives.
The Board of Directors evaluated Mr. Parker’s performance at the end of each six month incentive compensation period and determined his incentive compensation payment based upon AirNet’s financial performance and achievement of Mr. Parker’s personal goals during such period. In the event the Board of Directors approved a strategic alternative that was completed based upon Mr. Parker’s efforts, Mr. Parker would have been be deemed to have met all his financial objectives and personal goals for the six month incentive compensation period in which the strategic alternative was completed. In such event, Mr. Parker would have been entitled to receive his maximum incentive compensation for such six month period, prorated from the first day of such six month period to the date the strategic alternative is completed.
Except for payments to Mr. Parker and AirNet’s other executive officers, payments under the 2007 Incentive Plan were paid in quarterly payments commencing with the first quarter of the 2007 fiscal year based upon AirNet’s year to date financial performance. With the exception of Mr. Parker, payments of incentive compensation to AirNet’s executive officers were made in the first quarter of the fiscal year ending December 31, 2008 based upon AirNet’s performance and each executive officer’s performance for the 2007 fiscal year. Mr. Parker’s incentive compensation payments were made in two installments on September 14, 2007 and March 13, 2008. In order to receive a payment, a participant must have been actively employed by AirNet at the time the payment was made. New employees who qualified for the 2007 Incentive Compensation Plan were eligible to participate on the first day of the calendar quarter following their date of hire.
In the event the incentive compensation payments otherwise available for payment under the 2007 Incentive Plan based upon AirNet’s level of pre-tax income were not to be paid to certain participants as a result of such participants’ failure to attain their personal goals or AirNet’s failure to attain the predetermined levels of Express Services revenues or contribution margin, such unpaid amounts could have been awarded at the discretion of the Compensation Committee to participants in the 2007 Incentive Plan or to other employees of AirNet not participating in the 2007 Incentive Plan. In the event such discretionary awards were made to any participant, including AirNet’s executive officers, the total incentive compensation payment to any such participant could have exceeded the targeted incentive compensation payment to such participant as described above.
On November 6, 2007, the Board of Directors of AirNet, upon the recommendation of the Compensation Committee, amended the 2007 Incentive Plan so that for purposes of computing the pre-tax income of AirNet for the 2007 fiscal year, the $2.2 million non-cash impairment charge recorded by AirNet in the third quarter of the 2007 fiscal year would be disregarded and AirNet’s pre-tax income for the 2007 fiscal year would be computed as if no impairment charge had been incurred.
During the 2007 fiscal year and the fiscal quarter ending March 31, 2008, AirNet made payments under the terms of the 2007 Incentive Plan in the aggregate amount of approximately $1.0 million, which included $71,500 paid to Mr. Parker in 2007 as described above. In March of 2008, the following executive officers of AirNet were paid the following amounts under the 2007 Incentive Plan: Bruce D. Parker — $133,200; Jeffery B. Harris — $125,600; Larry M. Glasscock, Jr. — $94,200; Craig A. Leach — $58,100; and Ray L. Druseikis — $55,000.
Adoption of 2008 Incentive Compensation Plan
On March 29, 2008, the Board of Directors of AirNet, upon the recommendation of the Compensation Committee, adopted the 2008 Incentive Compensation Plan (the “2008 Incentive Plan”). The purpose of the 2008 Incentive Plan is to promote the following goals of AirNet for the fiscal year ending December 31, 2008 (the “2008 fiscal year”) by providing incentive compensation to certain employees of AirNet:
•	Operate in all areas of AirNet’s business in an absolutely safe, highly professional, dependable, efficient and customer-focused manner

•	Operate as one team and one company focused on results

•	Meet company financial objectives, as measured by budgeted pre-tax income

•	Grow Express Services (as measured by Express Services contribution margins) and Express Services markets in dedicated retail charter cargo and wholesale / ACMI dedicated charters

•	Modify AirNet’s air transportation network flying relative to customer demand efficiently

•	Improve AirNet’s overall contribution margins and establish AirNet as the express air carrier of choice for highly controlled and time sensitive shipments

•	Reduce selling, general and administrative costs
Participants in the 2008 Incentive Plan include AirNet’s executive officers — Bruce D. Parker (Chairman of the Board, Chief Executive Officer and President), Larry M. Glasscock, Jr. (Senior Vice President, Express Services), Jeffery B. Harris (Senior Vice President, Bank Services), Ray L. Druseikis (Vice President of Finance and Controller and Principal Accounting Officer; Interim Chief Financial Officer, Treasurer and Secretary) and Craig A. Leach (Vice President, Information Systems) — and certain department managers and department directors. As of the date of this Annual Report on Form 10-K, there were 37 participants in the 2008 Incentive Plan.
The targeted incentive compensation payment a participant may earn under the 2008 Incentive Plan ranges from 20% to 100% of the participant’s base salary, depending upon such participant’s level of responsibility for achieving AirNet’s goals for the 2008 fiscal year. The targeted percentage of annual base salary that each of AirNet’s executive officers may earn as incentive compensation under the 2008 Incentive Plan is as follows: Bruce D. Parker, 100%; Larry M. Glasscock, Jr., Jeffery B. Harris, 75%; Ray L. Druseikis and Craig A. Leach, 50%.

Payments under the 2008 Incentive Plan will be based on a combination of AirNet’s (i) pre-tax income for the 2008 fiscal year, (ii) Express Services contribution margins for the 2008 fiscal year, and (iii) the achievement of personal goals assigned to each participant. The Compensation Committee determines the personal goals of the Chief Executive Officer. The Chief Executive Officer determines the personal goals for the other executive officers, which are reviewed and approved by the Compensation Committee. The personal goals of other participants are approved by the Chief Executive Officer and are reviewed by the Compensation Committee. The personal goals approved by the Compensation Committee for each of the executive officers relate to specific business objectives with respect to general business operations (e.g., regulatory compliance, expense reductions, etc.) and each business segment (e.g., execution of specific contracts with customers and vendors, cost reductions, service improvements, etc.).
With the exception of Mr. Parker, no incentive compensation will be paid under the 2008 Incentive Plan unless AirNet achieves at least 80% of its targeted pre-tax income for the 2008 fiscal year. Once this designated threshold level of pre-tax income is achieved, potential incentive compensation payouts will increase at predetermined levels until the maximum incentive compensation payout is reached at approximately 143% of AirNet’s targeted pre-tax income for the 2008 fiscal year.
Once the aggregate potential incentive compensation payout is determined based upon the level of pre-tax income achieved by AirNet during the 2008 fiscal year, each participant’s incentive compensation payment will be determined based upon the following three components of the 2008 Incentive Compensation Plan (i) pre-tax income for the 2008 fiscal year; (ii) Express Services contribution margins for the 2008 fiscal year, and (iii) the achievement of personal goals. Twenty percent of each participant’s incentive compensation payout is allocated to the attainment of personal goals. The portion of each participant’s incentive compensation potential that is not allocated to the attainment of personal goals will be allocated to the attainment of predetermined levels of pre-tax income and Express Services contribution margin based upon such participant’s responsibility for achieving such goals.
No incentive compensation will be earned with respect to the Express Services component of the 2008 Incentive Plan unless AirNet achieves at least 100% of its targeted Express Services contribution margin. Once the designated threshold level of Express Services contribution margin is achieved, potential incentive compensation payouts under the Express Services component of the 2008 Incentive Plan will increase at predetermined levels until the maximum Express Services compensation payout level is achieved.
Mr. Parker’s incentive compensation payments under the 2008 Incentive Plan will be based upon the achievement of certain pre-determined financial objectives and personal goals for the first six months of the 2008 fiscal year and the last six months of the 2008 fiscal year. Mr. Parker will be eligible to receive up to 50% of his annual base salary in each six-month period, subject to the attainment of Mr. Parker’s predetermined financial objectives and personal goals. In each six-month incentive compensation period, Mr. Parker’s incentive compensation potential will be allocated among Mr. Parker’s financial objectives and personal goals as follows:
•	30% of Mr. Parker’s incentive compensation potential will be based upon attaining at least 90% of the targeted pre-tax income for the applicable six-month period;

•	30% of Mr. Parker’s incentive compensation potential will be based upon attaining at least 80% of the targeted Express Services contribution margin for the applicable six-month period; and

•	40% of Mr. Parker’s incentive compensation potential will be based upon the attainment of the personal goals established for Mr. Parker by the Board of Directors.
The Board of Directors established the following personal goals for Mr. Parker for the 2008 fiscal year:
•	refine AirNet’s operating strategy;

•	developing AirNet’s management into an integrated team working to achieve specific objectives; and

•	development of a chief executive officer succession plan
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
Payments under the 2008 Incentive Plan will be made in semi-annual payments commencing with the first six months of the 2008 fiscal year based upon AirNet’s year to date financial performance. In order to receive a payment, a participant must be actively employed by AirNet at the time the payment is made. New employees who qualify for the 2008 Incentive Plan will be eligible to participate on the first day of the calendar quarter following their date of hire.
In the event the incentive compensation payments otherwise available for payment under the 2008 Incentive Plan based upon AirNet’s level of pre-tax income are not to be paid to certain participants as a result of such participants’ failure to attain their personal goals or AirNet’s failure to attain the predetermined levels of Express Services contribution margin, such unpaid amounts may be awarded at the discretion of the Compensation Committee to participants in the 2008 Incentive Plan or to other employees of AirNet not participating in the 2008 Incentive Plan. In the event such discretionary awards are made to any participant, including AirNet’s executive officers, the total incentive compensation payment to any such participant may exceed the targeted incentive compensation payment to such participant as described above.
The Compensation Committee may amend, modify or terminate the 2008 Incentive Plan at any time.
PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10, other than the information set forth below, is incorporated herein by reference from the definitive Proxy Statement of AirNet Systems, Inc. for the 2008 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed subsequent to the filing of this Annual Report on Form 10-K and not later than 120 days after December 31, 2007.
Corporate Governance Documents
AirNet’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee as well as Corporate Governance Guidelines.
In addition, the AirNet Board of Directors has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees (team members) of AirNet and its subsidiaries, including AirNet’s Chairman of the Board, Chief Executive Officer and President (the principal executive officer), AirNet’s Vice President of Finance and Controller; Interim Chief Financial Officer, Treasurer and Secretary (the principal financial officer and principal accounting officer). AirNet intends to disclose the following events, if they occur, in a current report on Form 8-K within the required four business days following their occurrence: (A) the date and nature of any amendment to a provision of AirNet’s Code of Business Conduct and Ethics that (i) applies to AirNet’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to AirNet’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K. In addition, AirNet will disclose any waivers from the provisions of the Code of Business Conduct and Ethics granted to a director or executive officer of AirNet in a current report on Form 8-K within four business days following their occurrence.
The text of each of the Audit Committee Charter, the Compensation Committee Charter, the Nominating and Corporate Governance Committee Charter, the Corporate Governance Guidelines and the Code of Business Conduct and Ethics is posted under the “Corporate Governance” link on the “Investor Relations” page of AirNet’s Internet website located at www.AirNet.com. Interested persons may also obtain copies of the Audit Committee Charter, the Compensation Committee Charter, the Nominating and Corporate Governance Committee Charter, the Corporate Governance Guidelines and the Code of Business Conduct and Ethics, without charge, by writing to the Vice President of Finance; Interim Chief Financial Officer, Treasurer and Secretary of AirNet at AirNet Systems, Inc., 7250 Star Check Drive, Columbus, Ohio 43217, Attention: Ray L. Druseikis. In addition, AirNet’s Code of Business Conduct and Ethics, as revised on August 2, 2006, is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K from Exhibit 14 to AirNet’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.
ITEM 11 — EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference from the definitive Proxy Statement of AirNet Systems, Inc. for the 2008 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed subsequent to the filing of this Annual Report on Form 10-K and not later than 120 days after December 31, 2007.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 is incorporated herein by reference from the definitive Proxy Statement of AirNet Systems, Inc. for the 2008 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed subsequent to the filing of this Annual Report on Form 10-K and not later than 120 days after December 31, 2007.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference from the definitive Proxy Statement of AirNet Systems, Inc. for the 2008 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed subsequent to the filing of this Annual Report on Form 10-K and not later than 120 days after December 31, 2007.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference from the definitive Proxy Statement of AirNet Systems, Inc. for the 2008 Annual Meeting of Shareholders, which definitive Proxy Statement will be filed subsequent to the filing of this Annual Report on Form 10-K and not later than 120 days after December 31, 2007.
PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as a part of this Annual Report on Form 10-K:
1.	The following consolidated financial statements (and report thereon) are included in “ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007 and 2006
Notes to Consolidated Financial Statements
2. Schedule II — Valuation and Qualifying Accounts is included below:

COL A	COL B	COL C		COL D	COL E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Start of	Costs and	Other	Deductions	End of
Description	Period	Expenses	Accounts	(1)	Period
Year ended December 31, 2007: Deducted from asset accounts; Allowance for doubtful accounts	$900,000	$94,705	$—	$569,705	$425,000

Year ended December 31, 2006: Deducted from asset accounts; Allowance for doubtful accounts	$724,729	$347,529	$227,716	$399,974	$900,000

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

3. Exhibits

The documents listed below are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

Exhibit No.	Description	Location

2.1	Purchase Agreement, dated as of July 26, 2006, among Jetride, Inc., an Ohio corporation; Pinnacle Air, LLC, a Delaware limited liability company; and AirNet Systems, Inc., an Ohio corporation (the exhibits and schedules referenced in the Purchase Agreement have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. AirNet Systems, Inc. hereby agrees to furnish supplementally a copy of any such omitted exhibit or schedule to the SEC upon request.)	Incorporated herein by reference from Exhibit 2.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated and filed on July 28, 2006 (File No. 001-13025)

3.1	Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on April 29, 1996	Incorporated herein by reference from Exhibit 2.1 to AirNet Systems, Inc.’s Registration Statement on Form 8-A (File No. 0-28428) filed on May 3, 1996 (the “1996 Form 8-A”)

3.2	Certificate of Amendment to the Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on May 28, 1996	Incorporated herein by reference from Exhibit 4(b) to AirNet Systems, Inc.’s Registration Statement on Form S-8 (Registration No. 333-08189) filed on July 16, 1996 (the “1996 Form S-8”)

3.3	Amended Articles of AirNet Systems, Inc. (reflecting all amendments) [for SEC reporting compliance purposes only — not filed with the Ohio Secretary of State]	Incorporated herein by reference from Exhibit 4(c) to AirNet Systems, Inc.’s 1996 Form S-8

3.4	Code of Regulations of AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 2.2 to AirNet Systems, Inc.’s 1996 Form 8-A

3.5	Certificate regarding adoption of amendment to Section 1.10 of the Code of Regulations of AirNet Systems, Inc. by the shareholders on May 12, 2000	Incorporated herein by reference from Exhibit 3.1 to AirNet Systems, Inc.’s Form 10-Q for the quarterly period ended June 30, 2000 (File No. 001-13025) (the “June 30, 2000 Form 10-Q”)

Exhibit No.	Description	Location

3.6	Certificate Regarding Adoption of Amendments to Sections 1.04(A) and 1.04(B) of AirNet Systems, Inc.’s Code of Regulations by the Shareholders on June 6, 2007	Incorporated herein by reference from Exhibit 3.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on June 11, 2007 (File No. 001-13025)

3.7	Code of Regulations of AirNet Systems, Inc. (reflecting all amendments through June 6, 2007) [for SEC reporting compliance purposes only]	Incorporated herein by reference from Exhibit 3.2 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 001-13025)

4.1	Amended and Restated Credit Agreement, dated as of May 28, 2004, among AirNet Systems, Inc., the lenders from time to time party thereto and The Huntington National Bank, as LC Issuer, as Swingline Lender and as Administrative Agent [NOTE: Has been amended and restated]	Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated June 21, 2004 and filed on June 22, 2004 (File No. 001-13025) (the “June 2004 Form 8-K”)

4.2	Continuing Security Agreement, entered into as of May 28, 2004, by and between AirNet Systems, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.2 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.3	Continuing Security Agreement, entered into as of May 28, 2004, by and between Float Control, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.3 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.4	Continuing Security Agreement, entered into as of May 28, 2004, by and between AirNet Management, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.4 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.5	Continuing Security Agreement, entered into as of May 28, 2004, by and between Jetride, Inc. and The Huntington National Bank, as lender and as agent [NOTE: Jetride, Inc. is now known as 7250 STARCHECK, INC.]	Incorporated herein by reference from Exhibit 4.5 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.6	Continuing Security Agreement, entered into as of May 28, 2004, by and between timexpress.com, inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.6 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.7	Continuing Security Agreement, entered into as of May 28, 2004, by and between Fast Forward Solutions, LLC and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.7 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.8	Stock Pledge Agreement, made as of May 28, 2004, by AirNet Systems, Inc. in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.8 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.9	Security Agreement Pledge and Assignment of Membership Interest, made and entered into as of May 28, 2004, by and between AirNet Systems, Inc. and The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.9 to AirNet Systems, Inc.’s June 2004 Form 8-K

Exhibit No.	Description	Location

4.10	Mortgage, Security Agreement and Assignment, dated as of May 28, 2004, between AirNet Systems, Inc. and The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.10 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.11	Replacement Subsidiary Guaranty, made as of May 28, 2004, by AirNet Management, Inc., Float Control, Inc. and Jetride, Inc. in favor of The Huntington National Bank, as agent [NOTE: Jetride, Inc. is now known as 7250 STARCHECK, INC.]	Incorporated herein by reference from Exhibit 4.11 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.12	Subsidiary Guaranty, made as of May 28, 2004, by timexpress.com, inc. in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.12 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.13	Subsidiary Guaranty, made as of May 28, 2004, by Fast Forward Solutions, LLC in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.13 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.14	Waiver Letter, dated November 12, 2004, executed by The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004; acknowledged and agreed to by AirNet Systems, Inc., Jetride, Inc. (now known as 7250 STARCHECK, INC.), Float Control, Inc., AirNet Management, Inc., Fast Forward Solutions, LLC and timexpress, inc.; and consented to by Bank One, N.A. and The Huntington National Bank	Incorporated herein by reference from Exhibit 4.24 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 001-13025) (the “September 30, 2004 Form 10-Q”)

4.15	Change in Terms Agreement, made and entered into effective as of November 12, 2004, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the Lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004	Incorporated herein by reference from Exhibit 4.25 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.16	Second Change in Terms Agreement, made and entered into effective as of March 24, 2005, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004 as amended	Incorporated herein by reference from Exhibit 4.39 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-13025) (the “2004 Form 10-K”)

4.17	Assignment Agreement, dated effective as of March 24, 2005, between Fifth Third Bank, as Assignor, and The Huntington National Bank, as Assignee, in respect of rights and obligations under the Amended and Restated Credit Agreement dated May 28, 2004, as amended	Incorporated herein by reference from Exhibit 4.40 to AirNet Systems, Inc.’s 2004 Form 10-K

Exhibit No.	Description	Location

4.18	Assignment Agreement, dated effective as of March 24, 2005, between Fifth Third Bank, as Assignor, and JPMorgan Chase Bank, N.A., as Assignee, successor by merger to Bank One, N.A., in respect of rights and obligations under the Amended and Restated Credit Agreement dated May 28, 2004, as amended	Incorporated herein by reference from Exhibit 4.41 to AirNet Systems, Inc.’s 2004 Form 10-K

4.19	Replacement Revolving Loan Note, issued on March 24, 2005, by AirNet Systems, Inc. in favor of The Huntington National Bank in the amount of $18,750,000	Incorporated herein by reference from Exhibit 4.42 to AirNet Systems, Inc.’s 2004 Form 10-K

4.20	Replacement Revolving Loan Note, issued on March 24, 2005, by AirNet Systems, Inc. in favor of Bank One, N.A. in the amount of $11,250,000	Incorporated herein by reference from Exhibit 4.43 to AirNet Systems, Inc.’s 2004 Form 10-K

4.21	Third Change in Terms Agreement, made and entered into effective as of November 21, 2005, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004 as amended	Incorporated herein by reference from Exhibit 4.21 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-13025) (the “2005 Form 10-K”)

4.22	Fourth Change in Terms Agreement, made and entered into effective as of March 28, 2006, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004, as amended	Incorporated herein by reference from Exhibit 4.22 to AirNet Systems, Inc.’s 2005 Form 10-K

4.23	Fifth Change in Terms Agreement, made and entered into effective as of November 10, 2006, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004, as amended	Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on November 17, 2006 (File No. 001-13025) (the “November 17, 2006 Form 8-K”)

4.24	Waiver Letter, dated November 10, 2006, executed by The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004, as amended; acknowledged and agreed to by AirNet Systems, Inc., 7250 STARCHECK, INC. (formerly known as Jetride, Inc.), Float Control, Inc., AirNet Management, Inc., Fast Forward Solutions, LLC and timexpress, inc.; and consented to by JPMorgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) and The Huntington National Bank	Incorporated herein by reference from Exhibit 4.2 to AirNet Systems, Inc.’s November 17, 2006 Form 8-K

Exhibit No.	Description	Location

4.25	Loan and Security Agreement (aircraft) [Loan Number: 1000119495], dated as of June 15, 2004, by and between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.26	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119495], issued on June 15, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $7,500,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.2 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.27	Corporate Guaranty [Loan Number: 1000119495], dated as of June 15, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.3 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.28	Loan and Security Agreement (aircraft) [Loan Number: 1000119641], dated as of June 30, 2004, by and between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.4 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.29	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119641], issued on June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.5 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.30	Corporate Guaranty [Loan Number: 1000119641], dated as of June 30, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.6 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.31	Acknowledgment of Borrower [Loan Number: 1000119641], dated as of June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”	Incorporated herein by reference from Exhibit 4.7 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.32	Loan and Security Agreement (aircraft) [Loan Number: 1000119649], dated as of June 29, 2004, by and between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.8 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.33	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119649], issued on June 29, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.9 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

Exhibit
No.	Description	Location

4.34	Corporate Guaranty [Loan Number: 1000119649], dated as of June 29, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.10 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.35	Acknowledgment of Borrower [Loan Number: 1000119649], dated as of June 29, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to PNC Leasing, LLC of “Loan Documents”	Incorporated herein by reference from Exhibit 4.11 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.36	Loan and Security Agreement (aircraft) [Loan Number: 1000119650], dated as of June 30, 2004, by and between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.12 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.37	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119650], issued on June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.13 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.38	Corporate Guaranty [Loan Number: 1000119650], dated as of June 30, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.14 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.39	Acknowledgment of Borrower [Loan Number: 1000119650], dated as of June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”	Incorporated herein by reference from Exhibit 4.15 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.40	Loan and Security Agreement (aircraft) [Loan Number: 1000119771], dated as of July 12, 2004, by and between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.16 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.41	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119771], issued on July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.17 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.42	Corporate Guaranty [Loan Number: 1000119771], dated as of July 12, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.18 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

Exhibit
No.	Description	Location

4.43	Acknowledgment of Borrower [Loan Number: 1000119771], dated as of July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”	Incorporated herein by reference from Exhibit 4.19 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.44	Loan and Security Agreement (aircraft) [Loan Number: 1000119774], dated as of July 12, 2004, between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.20 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.45	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119774], issued on July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.21 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.46	Corporate Guaranty [Loan Number: 1000119774], dated as of July 12, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.22 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.47	Acknowledgment of Borrower [Loan Number: 1000119774], dated as of July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to PNC Leasing, LLC of “Loan Documents”	Incorporated herein by reference from Exhibit 4.23 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.48	Loan and Security Agreement (aircraft) [Loan Number: 1000122039], dated as of March 24, 2005, by and between Chase Equipment Leasing Inc. and AirNet Systems, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.44 to AirNet Systems, Inc.’s 2004 Form 10-K

4.49	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000122039], issued on March 24, 2005, by AirNet Systems, Inc. in favor of Chase Equipment Leasing Inc. in the amount of $11,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.45 to AirNet Systems, Inc.’s 2004 Form 10-K

4.50	Second Amended and Restated Credit Agreement, dated as of March 29, 2007, among AirNet Systems, Inc. and The Huntington National Bank as Lender and as Administrative Agent; and related Consent and Agreement of Guarantors executed by 7250 STARCHECK, INC. (formerly known as Jetride, Inc.); Float Control, Inc.; AirNet Management, Inc.; Fast Forward Solutions, LLC; and timexpress.com, inc., as Guarantors	Incorporated herein by reference from Exhibit 4.50 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-13025) (the “2006 Form 10-K”)

4.51	Amended and Restated Note, issued on March 29, 2007, by AirNet Systems, Inc. in favor of The Huntington National Bank in the amount of $15,000,000	Incorporated herein by reference from Exhibit 4.51 to AirNet Systems, Inc.’s 2006 Form 10-K

Exhibit
No.	Description	Location

4.52	Agreement to furnish instruments defining rights of holders of long-term debt	Filed herewith

10.1*	AirNet Systems, Inc. Amended and Restated 1996 Incentive Stock Plan (reflects all amendments)	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-13025) (the “2003 Form 10-K”)

10.2	Indemnification Agreement, dated as of May 15, 1996, by and among AirNet Systems, Inc. and Eric P. Roy, Glenn M. Miller, Charles A. Renusch, Guy S. King, Lincoln L. Rutter, Kendall W. Wright and William R. Sumser	Incorporated herein by reference from Exhibit 10.11 to Amendment No. 2 to AirNet Systems Inc.’s Form S-1 Registration Statement (Registration No. 333-03092) filed on May 24, 1996 (“Amendment No. 2 to Form S-1”)

10.3	Indemnification Agreement, dated as of May 15, 1996, between Gerald G. Mercer and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.12 to AirNet Systems, Inc.’s Amendment No. 2 to Form S-1

10.4*	Employment Agreement, made as of January 1, 2001, between AirNet Systems, Inc. and Joel E. Biggerstaff [NOTE: Terminated on December 28, 2006]	Incorporated herein by reference from Exhibit 10.4 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-13025) (the “2000 Form 10-K”)

10.5*	Separation Agreement and General Release, entered into as of December 28, 2006, between AirNet Systems, Inc. and Joel E. Biggerstaff	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated and filed on January 4, 2007 (File No. 001-13025) (the “January 4, 2007 Form 8-K”)

10.6*	Employment Agreement, made as of January 1, 2001, between AirNet Systems, Inc. and Jeffrey B. Harris	Incorporated herein by reference from Exhibit 10.6 to AirNet Systems, Inc.’s 2000 Form 10-K

10.7*	AirNet Systems, Inc. Director Deferred Compensation Plan (reflects all amendments)	Incorporated herein by reference from Exhibit 10.7 to AirNet Systems, Inc.’s 2003 Form 10-K

10.8*	AirNet Systems, Inc. Salary for Options Conversion Plan, effective February 6, 2000	Incorporated herein by reference from Exhibit 10.8 to AirNet Systems, Inc.’s 2000 Form 10-K

10.9	Land Lease at Rickenbacker International Airport, executed and entered into as of January 20, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated February 20, 2004 and filed on February 24, 2004 (File No. 001-13025) (the “February 2004 8-K”)

10.10	Rickenbacker International Airport Operating Agreement, made and entered into January 20, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.3 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.11	Non-Exclusive License Agreement to Conduct an Aeronautical Business at Rickenbacker International Airport, entered into as of January 20, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.4 to AirNet Systems, Inc.’s February 2004 Form 8-K

Exhibit
No.	Description	Location

10.12	Rickenbacker International Airport Non-Public Self-Fueling Permit for AirNet Systems, Inc., executed by Columbus Regional Airport Authority on January 20, 2004 and by AirNet Systems, Inc. on January 15, 2004	Incorporated herein by reference from Exhibit 10.5 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.13	Rickenbacker International Airport Commingling Fuel Agreement, made and entered into January 20, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.6 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.14	Non-Exclusive Access Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004	Incorporated herein by reference from Exhibit 10.7 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.15	No-Build Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004	Incorporated herein by reference from Exhibit 10.8 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.16	Amendment No.1 to Land Lease, made and entered into to be effective as of April 5, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.3 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on December 21, 2004 (File No. 001-13025)

10.17	Amendment No. 2 to Land Lease, made and entered into to be effective as of October 29, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.21 to AirNet Systems, Inc.’s 2005 Form 10-K

10.18*	AirNet Systems, Inc. 2004 Stock Incentive Plan (reflects all amendments)	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (File No. 001-13025)

10.19*	Form of Stock Option Agreement, made to be effective as of July 20, 2005 used in connection with grant of nonstatutory stock options to newly-appointed non-employee directors (“Eligible Directors”) of AirNet Systems, Inc. under the AirNet Systems, Inc. 2004 Stock Incentive Plan	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-13025)

10.20*	Form of Stock Option Agreement used and to be used in connection with the automatic annual grant of nonstatutory stock options to non-employee directors (“Eligible Directors”) of AirNet Systems, Inc. on and after January 2, 2007 under the AirNet Systems, Inc. 2004 Stock Incentive Plan	Incorporated herein by reference from Exhibit 10.25 to AirNet Systems, Inc.’s 2006 Form 10-K

10.21*	Summary of Compensation for Directors of AirNet Systems, Inc.	Filed herewith

10.22*	Employment Agreement, made as of May 3, 2005, between AirNet Systems, Inc. and Gary W. Qualmann [NOTE: Terminated on October 3, 2007]	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on May 6, 2005 (File No. 001-13025) (the “May 6, 2005 Form 8-K”)

Exhibit
No.	Description	Location

10.23*	Employment Agreement, made as of May 3, 2005, between AirNet Systems, Inc. and Larry M. Glasscock, Jr.	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s May 6, 2005 Form 8-K

10.24*	Employment Agreement for Bruce D. Parker, entered into December 28, 2006, by and between AirNet Systems, Inc. and Bruce D. Parker	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s January 4, 2007 Form 8-K

10.25*	Stock Option Agreement, made to be effective as of December 28, 2006, by and between AirNet Systems, Inc. and Bruce D. Parker evidencing nonstatutory stock options granted under the AirNet Systems, Inc. 2004 Stock Incentive Plan	Incorporated herein by reference from Exhibit 10.31 to AirNet Systems, Inc.’s 2006 Form 10-K

10.26*	Separation Agreement and General Release, entered into as of October 3, 2007, between AirNet Systems, Inc. and Gary W. Qualmann	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated and filed on October 9, 2007 (File No. 001-13025) (the “October 9, 2007 Form 8-K”)

10.27*	Letter Agreement, dated as of October 8, 2007, between AirNet Systems, Inc. and Ray L. Druseikis	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s October 9, 2007 Form 8-K

10.28*	Summary of 2007 Incentive Compensation Plan	Filed herewith

10.29*	Summary of 2008 Incentive Compensation Plan	Filed herewith

14	Code of Business Conduct and Ethics, as revised on August 2, 2006	Incorporated herein by reference from Exhibit 14 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 001-13025)

21	Subsidiaries of AirNet Systems, Inc.	Filed herewith

23	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
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

AIRNET SYSTEMS, INC.

Dated: March 31, 2008	By:	/s/ Bruce D. Parker

Bruce D. Parker, Chairman of the Board,
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce D. Parker Bruce D. Parker	Chairman of the Board, Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2008

/s/ Ray L. Druseikis Ray L. Druseikis	Vice President of Finance and Controller; Interim Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 31, 2008

*/s/ James M. Chadwick James M. Chadwick	Director	March 31, 2008

*/s/ Gerald Hellerman Gerald Hellerman	Director	March 31, 2008

*/s/ Thomas J. Kiernan Thomas J. Kiernan	Director	March 31, 2008

*/s/ Robert H. Milbourne Robert H. Milbourne	Director	March 31, 2008

*/s/ James E. Riddle James E. Riddle	Director	March 31, 2008
The above-named directors of the Registrant sign this Annual Report on Form 10-K by Bruce D. Parker, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 31st day of March, 2008.

*By	/s/ Bruce D. Parker Bruce D. Parker, Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit
No.	Description	Location

2.1	Purchase Agreement, dated as of July 26, 2006, among Jetride, Inc., an Ohio corporation; Pinnacle Air, LLC, a Delaware limited liability company; and AirNet Systems, Inc., an Ohio corporation (the exhibits and schedules referenced in the Purchase Agreement have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. AirNet Systems, Inc. hereby agrees to furnish supplementally a copy of any such omitted exhibit or schedule to the SEC upon request.)	Incorporated herein by reference from Exhibit 2.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated and filed on July 28, 2006 (File No. 001-13025)

3.1	Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on April 29, 1996	Incorporated herein by reference from Exhibit 2.1 to AirNet Systems, Inc.’s Registration Statement on Form 8-A (File No. 0-28428) filed on May 3, 1996 (the “1996 Form 8-A”)

3.2	Certificate of Amendment to the Amended Articles of AirNet Systems, Inc. as filed with the Ohio Secretary of State on May 28, 1996	Incorporated herein by reference from Exhibit 4(b) to AirNet Systems, Inc.’s Registration Statement on Form S-8 (Registration No. 333-08189) filed on July 16, 1996 (the “1996 Form S-8”)

3.3	Amended Articles of AirNet Systems, Inc. (reflecting all amendments) [for SEC reporting compliance purposes only — not filed with the Ohio Secretary of State]	Incorporated herein by reference from Exhibit 4(c) to AirNet Systems, Inc.’s 1996 Form S-8

3.4	Code of Regulations of AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 2.2 to AirNet Systems, Inc.’s 1996 Form 8-A

3.5	Certificate regarding adoption of amendment to Section 1.10 of the Code of Regulations of AirNet Systems, Inc. by the shareholders on May 12, 2000	Incorporated herein by reference from Exhibit 3.1 to AirNet Systems, Inc.’s Form 10-Q for the quarterly period ended June 30, 2000 (File No. 001-13025) (the “June 30, 2000 Form 10-Q”)

3.6	Certificate Regarding Adoption of Amendments to Sections 1.04(A) and 1.04(B) of AirNet Systems, Inc.’s Code of Regulations by the Shareholders on June 6, 2007	Incorporated herein by reference from Exhibit 3.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on June 11, 2007 (File No. 001-13025)

3.7	Code of Regulations of AirNet Systems, Inc. (reflecting all amendments through June 6, 2007) [for SEC reporting compliance purposes only]	Incorporated herein by reference from Exhibit 3.2 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 001-13025)

4.1	Amended and Restated Credit Agreement, dated as of May 28, 2004, among AirNet Systems, Inc., the lenders from time to time party thereto and The Huntington National Bank, as LC Issuer, as Swingline Lender and as Administrative Agent [NOTE: Has been amended and restated]	Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated June 21, 2004 and filed on June 22, 2004 (File No. 001-13025) (the “June 2004 Form 8-K”)

Exhibit
No.	Description	Location

4.2	Continuing Security Agreement, entered into as of May 28, 2004, by and between AirNet Systems, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.2 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.3	Continuing Security Agreement, entered into as of May 28, 2004, by and between Float Control, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.3 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.4	Continuing Security Agreement, entered into as of May 28, 2004, by and between AirNet Management, Inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.4 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.5	Continuing Security Agreement, entered into as of May 28, 2004, by and between Jetride, Inc. and The Huntington National Bank, as lender and as agent [NOTE: Jetride, Inc. is now known as 7250 STARCHECK, INC.]	Incorporated herein by reference from Exhibit 4.5 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.6	Continuing Security Agreement, entered into as of May 28, 2004, by and between timexpress.com, inc. and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.6 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.7	Continuing Security Agreement, entered into as of May 28, 2004, by and between Fast Forward Solutions, LLC and The Huntington National Bank, as lender and as agent	Incorporated herein by reference from Exhibit 4.7 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.8	Stock Pledge Agreement, made as of May 28, 2004, by AirNet Systems, Inc. in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.8 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.9	Security Agreement Pledge and Assignment of Membership Interest, made and entered into as of May 28, 2004, by and between AirNet Systems, Inc. and The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.9 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.10	Mortgage, Security Agreement and Assignment, dated as of May 28, 2004, between AirNet Systems, Inc. and The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.10 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.11	Replacement Subsidiary Guaranty, made as of May 28, 2004, by AirNet Management, Inc., Float Control, Inc. and Jetride, Inc. in favor of The Huntington National Bank, as agent [NOTE: Jetride, Inc. is now known as 7250 STARCHECK, INC.]	Incorporated herein by reference from Exhibit 4.11 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.12	Subsidiary Guaranty, made as of May 28, 2004, by timexpress.com, inc. in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.12 to AirNet Systems, Inc.’s June 2004 Form 8-K

4.13	Subsidiary Guaranty, made as of May 28, 2004, by Fast Forward Solutions, LLC in favor of The Huntington National Bank, as agent	Incorporated herein by reference from Exhibit 4.13 to AirNet Systems, Inc.’s June 2004 Form 8-K

Exhibit
No.	Description	Location

4.14	Waiver Letter, dated November 12, 2004, executed by The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004; acknowledged and agreed to by AirNet Systems, Inc., Jetride, Inc. (now known as 7250 STARCHECK, INC.), Float Control, Inc., AirNet Management, Inc., Fast Forward Solutions, LLC and timexpress, inc.; and consented to by Bank One, N.A. and The Huntington National Bank	Incorporated herein by reference from Exhibit 4.24 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 (File No. 001-13025) (the “September 30, 2004 Form 10-Q”)

4.15	Change in Terms Agreement, made and entered into effective as of November 12, 2004, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the Lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004	Incorporated herein by reference from Exhibit 4.25 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.16	Second Change in Terms Agreement, made and entered into effective as of March 24, 2005, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004 as amended	Incorporated herein by reference from Exhibit 4.39 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-13025) (the “2004 Form 10-K”)

4.17	Assignment Agreement, dated effective as of March 24, 2005, between Fifth Third Bank, as Assignor, and The Huntington National Bank, as Assignee, in respect of rights and obligations under the Amended and Restated Credit Agreement dated May 28, 2004, as amended	Incorporated herein by reference from Exhibit 4.40 to AirNet Systems, Inc.’s 2004 Form 10-K

4.18	Assignment Agreement, dated effective as of March 24, 2005, between Fifth Third Bank, as Assignor, and JPMorgan Chase Bank, N.A., as Assignee, successor by merger to Bank One, N.A., in respect of rights and obligations under the Amended and Restated Credit Agreement dated May 28, 2004, as amended	Incorporated herein by reference from Exhibit 4.41 to AirNet Systems, Inc.’s 2004 Form 10-K

4.19	Replacement Revolving Loan Note, issued on March 24, 2005, by AirNet Systems, Inc. in favor of The Huntington National Bank in the amount of $18,750,000	Incorporated herein by reference from Exhibit 4.42 to AirNet Systems, Inc.’s 2004 Form 10-K

4.20	Replacement Revolving Loan Note, issued on March 24, 2005, by AirNet Systems, Inc. in favor of Bank One, N.A. in the amount of $11,250,000	Incorporated herein by reference from Exhibit 4.43 to AirNet Systems, Inc.’s 2004 Form 10-K

Exhibit
No.	Description	Location

4.21	Third Change in Terms Agreement, made and entered into effective as of November 21, 2005, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004 as amended	Incorporated herein by reference from Exhibit 4.21 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 001-13025) (the “2005 Form 10-K”)

4.22	Fourth Change in Terms Agreement, made and entered into effective as of March 28, 2006, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004, as amended	Incorporated herein by reference from Exhibit 4.22 to AirNet Systems, Inc.’s 2005 Form 10-K

4.23	Fifth Change in Terms Agreement, made and entered into effective as of November 10, 2006, by and between AirNet Systems, Inc. and The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004, as amended	Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on November 17, 2006 (File No. 001-13025) (the “November 17, 2006 Form 8-K”)

4.24	Waiver Letter, dated November 10, 2006, executed by The Huntington National Bank, in its capacity as administrative agent for and on behalf of the lenders from time to time party to the Amended and Restated Credit Agreement dated as of May 28, 2004, as amended; acknowledged and agreed to by AirNet Systems, Inc., 7250 STARCHECK, INC. (formerly known as Jetride, Inc.), Float Control, Inc., AirNet Management, Inc., Fast Forward Solutions, LLC and timexpress, inc.; and consented to by JPMorgan Chase Bank, N.A. (successor by merger to Bank One, N.A.) and The Huntington National Bank	Incorporated herein by reference from Exhibit 4.2 to AirNet Systems, Inc.’s November 17, 2006 Form 8-K

4.25	Loan and Security Agreement (aircraft) [Loan Number: 1000119495], dated as of June 15, 2004, by and between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.26	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119495], issued on June 15, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $7,500,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.2 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.27	Corporate Guaranty [Loan Number: 1000119495], dated as of June 15, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.3 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

Exhibit
No.	Description	Location

4.28	Loan and Security Agreement (aircraft) [Loan Number: 1000119641], dated as of June 30, 2004, by and between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.4 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.29	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119641], issued on June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.5 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.30	Corporate Guaranty [Loan Number: 1000119641], dated as of June 30, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.6 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.31	Acknowledgment of Borrower [Loan Number: 1000119641], dated as of June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”	Incorporated herein by reference from Exhibit 4.7 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.32	Loan and Security Agreement (aircraft) [Loan Number: 1000119649], dated as of June 29, 2004, by and between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.8 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.33	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119649], issued on June 29, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.9 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.34	Corporate Guaranty [Loan Number: 1000119649], dated as of June 29, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.10 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.35	Acknowledgment of Borrower [Loan Number: 1000119649], dated as of June 29, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to PNC Leasing, LLC of “Loan Documents”	Incorporated herein by reference from Exhibit 4.11 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.36	Loan and Security Agreement (aircraft) [Loan Number: 1000119650], dated as of June 30, 2004, by and between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.12 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

Exhibit
No.	Description	Location

4.37	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119650], issued on June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.13 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.38	Corporate Guaranty [Loan Number: 1000119650], dated as of June 30, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.14 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.39	Acknowledgment of Borrower [Loan Number: 1000119650], dated as of June 30, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”	Incorporated herein by reference from Exhibit 4.15 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.40	Loan and Security Agreement (aircraft) [Loan Number: 1000119771], dated as of July 12, 2004, by and between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.16 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.41	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119771], issued on July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.17 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.42	Corporate Guaranty [Loan Number: 1000119771], dated as of July 12, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.18 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.43	Acknowledgment of Borrower [Loan Number: 1000119771], dated as of July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to First Union Commercial Corporation of “Loan Documents”	Incorporated herein by reference from Exhibit 4.19 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.44	Loan and Security Agreement (aircraft) [Loan Number: 1000119774], dated as of July 12, 2004, between Banc One Leasing Corporation and Jetride, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.20 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.45	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000119774], issued on July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation in the amount of $5,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.21 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

Exhibit
No.	Description	Location

4.46	Corporate Guaranty [Loan Number: 1000119774], dated as of July 12, 2004, from AirNet Systems, Inc. in favor of Banc One Leasing Corporation [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.22 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.47	Acknowledgment of Borrower [Loan Number: 1000119774], dated as of July 12, 2004, by Jetride, Inc. in favor of Banc One Leasing Corporation acknowledging sale and assignment by Banc One Leasing Corporation to PNC Leasing, LLC of “Loan Documents”	Incorporated herein by reference from Exhibit 4.23 to AirNet Systems, Inc.’s September 30, 2004 Form 10-Q

4.48	Loan and Security Agreement (aircraft) [Loan Number: 1000122039], dated as of March 24, 2005, by and between Chase Equipment Leasing Inc. and AirNet Systems, Inc. [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.44 to AirNet Systems, Inc.’s 2004 Form 10-K

4.49	Business Purpose Promissory Note (fixed rate//principal and interest) [Loan Number: 1000122039], issued on March 24, 2005, by AirNet Systems, Inc. in favor of Chase Equipment Leasing Inc. in the amount of $11,000,000 [NOTE: Terminated on September 26, 2006]	Incorporated herein by reference from Exhibit 4.45 to AirNet Systems, Inc.’s 2004 Form 10-K

4.50	Second Amended and Restated Credit Agreement, dated as of March 29, 2007, among AirNet Systems, Inc. and The Huntington National Bank as Lender and as Administrative Agent; and related Consent and Agreement of Guarantors executed by 7250 STARCHECK, INC. (formerly known as Jetride, Inc.); Float Control, Inc.; AirNet Management, Inc.; Fast Forward Solutions, LLC; and timexpress.com, inc., as Guarantors	Incorporated herein by reference from Exhibit 4.50 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 001-13025) (the “2006 Form 10-K”)

4.51	Amended and Restated Note, issued on March 29, 2007, by AirNet Systems, Inc. in favor of The Huntington National Bank in the amount of $15,000,000	Incorporated herein by reference from Exhibit 4.51 to AirNet Systems, Inc.’s 2006 Form 10-K

4.52	Agreement to furnish instruments defining rights of holders of long-term debt	Filed herewith

10.1*	AirNet Systems, Inc. Amended and Restated 1996 Incentive Stock Plan (reflects all amendments)	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 001-13025) (the “2003 Form 10-K”)

10.2	Indemnification Agreement, dated as of May 15, 1996, by and among AirNet Systems, Inc. and Eric P. Roy, Glenn M. Miller, Charles A. Renusch, Guy S. King, Lincoln L. Rutter, Kendall W. Wright and William R. Sumser	Incorporated herein by reference from Exhibit 10.11 to Amendment No. 2 to AirNet Systems Inc.’s Form S-1 Registration Statement (Registration No. 333-03092) filed on May 24, 1996 (“Amendment No. 2 to Form S-1”)

Exhibit
No.	Description	Location

10.3	Indemnification Agreement, dated as of May 15, 1996, between Gerald G. Mercer and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.12 to AirNet Systems, Inc.’s Amendment No. 2 to Form S-1

10.4*	Employment Agreement, made as of January 1, 2001, between AirNet Systems, Inc. and Joel E. Biggerstaff [NOTE: Terminated on December 28, 2006]	Incorporated herein by reference from Exhibit 10.4 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (File No. 001-13025) (the “2000 Form 10-K”)

10.5*	Separation Agreement and General Release, entered into as of December 28, 2006, between AirNet Systems, Inc. and Joel E. Biggerstaff	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated and filed on January 4, 2007 (File No. 001-13025) (the “January 4, 2007 Form 8-K”)

10.6*	Employment Agreement, made as of January 1, 2001, between AirNet Systems, Inc. and Jeffrey B. Harris	Incorporated herein by reference from Exhibit 10.6 to AirNet Systems, Inc.’s 2000 Form 10-K

10.7*	AirNet Systems, Inc. Director Deferred Compensation Plan (reflects all amendments)	Incorporated herein by reference from Exhibit 10.7 to AirNet Systems, Inc.’s 2003 Form 10-K

10.8*	AirNet Systems, Inc. Salary for Options Conversion Plan, effective February 6, 2000	Incorporated herein by reference from Exhibit 10.8 to AirNet Systems, Inc.’s 2000 Form 10-K

10.9	Land Lease at Rickenbacker International Airport, executed and entered into as of January 20, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated February 20, 2004 and filed on February 24, 2004 (File No. 001-13025) (the “February 2004 8-K”)

10.10	Rickenbacker International Airport Operating Agreement, made and entered into January 20, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.3 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.11	Non-Exclusive License Agreement to Conduct an Aeronautical Business at Rickenbacker International Airport, entered into as of January 20, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.4 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.12	Rickenbacker International Airport Non-Public Self-Fueling Permit for AirNet Systems, Inc., executed by Columbus Regional Airport Authority on January 20, 2004 and by AirNet Systems, Inc. on January 15, 2004	Incorporated herein by reference from Exhibit 10.5 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.13	Rickenbacker International Airport Commingling Fuel Agreement, made and entered into January 20, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.6 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.14	Non-Exclusive Access Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004	Incorporated herein by reference from Exhibit 10.7 to AirNet Systems, Inc.’s February 2004 Form 8-K

Exhibit
No.	Description	Location

10.15	No-Build Easement granted by Columbus Regional Airport Authority in favor of AirNet Systems, Inc., executed on January 20, 2004	Incorporated herein by reference from Exhibit 10.8 to AirNet Systems, Inc.’s February 2004 Form 8-K

10.16	Amendment No.1 to Land Lease, made and entered into to be effective as of April 5, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.3 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on December 21, 2004 (File No. 001-13025)

10.17	Amendment No. 2 to Land Lease, made and entered into to be effective as of October 29, 2004, by and between Columbus Regional Airport Authority and AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.21 to AirNet Systems, Inc.’s 2005 Form 10-K

10.18*	AirNet Systems, Inc. 2004 Stock Incentive Plan (reflects all amendments)	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 (File No. 001-13025)

10.19*	Form of Stock Option Agreement, made to be effective as of July 20, 2005 used in connection with grant of nonstatutory stock options to newly-appointed non-employee directors (“Eligible Directors”) of AirNet Systems, Inc. under the AirNet Systems, Inc. 2004 Stock Incentive Plan	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005 (File No. 001-13025)

10.20*	Form of Stock Option Agreement used and to be used in connection with the automatic annual grant of nonstatutory stock options to non-employee directors (“Eligible Directors”) of AirNet Systems, Inc. on and after January 2, 2007 under the AirNet Systems, Inc. 2004 Stock Incentive Plan	Incorporated herein by reference from Exhibit 10.25 to AirNet Systems, Inc.’s 2006 Form 10-K

10.21*	Summary of Compensation for Directors of AirNet Systems, Inc.	Filed herewith

10.22*	Employment Agreement, made as of May 3, 2005, between AirNet Systems, Inc. and Gary W. Qualmann [NOTE: Terminated on October 3, 2007]	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on May 6, 2005 (File No. 001-13025) (the “May 6, 2005 Form 8-K”)

10.23*	Employment Agreement, made as of May 3, 2005, between AirNet Systems, Inc. and Larry M. Glasscock, Jr.	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s May 6, 2005 Form 8-K

10.24*	Employment Agreement for Bruce D. Parker, entered into December 28, 2006, by and between AirNet Systems, Inc. and Bruce D. Parker	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s January 4, 2007 Form 8-K

10.25*	Stock Option Agreement, made to be effective as of December 28, 2006, by and between AirNet Systems, Inc. and Bruce D. Parker evidencing nonstatutory stock options granted under the AirNet Systems, Inc. 2004 Stock Incentive Plan	Incorporated herein by reference from Exhibit 10.31 to AirNet Systems, Inc.’s 2006 Form 10-K

Exhibit
No.	Description	Location

10.26*	Separation Agreement and General Release, entered into as of October 3, 2007, between AirNet Systems, Inc. and Gary W. Qualmann	Incorporated herein by reference from Exhibit 10.1 to AirNet Systems, Inc.’s Current Report on Form 8-K, dated and filed on October 9, 2007 (File No. 001-13025) (the “October 9, 2007 Form 8-K”)

10.27*	Letter Agreement, dated as of October 8, 2007, between AirNet Systems, Inc. and Ray L. Druseikis	Incorporated herein by reference from Exhibit 10.2 to AirNet Systems, Inc.’s October 9, 2007 Form 8-K

10.28*	Summary of 2007 Incentive Compensation Plan	Filed herewith

10.29*	Summary of 2008 Incentive Compensation Plan	Filed herewith

14	Code of Business Conduct and Ethics, as revised on August 2, 2006	Incorporated herein by reference from Exhibit 14 to AirNet Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 (File No. 001-13025)

21	Subsidiaries of AirNet Systems, Inc.	Filed herewith

23	Consent of Independent Registered Public Accounting Firm — Ernst & Young LLP	Filed herewith

24	Powers of Attorney	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.