Form 10-K/A
period 2007-12-31
AIRNET SYSTEMS INC
filed 2008-04-29
CIK 1011696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
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

EXPLANATORY NOTE
This constitutes Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of AirNet Systems, Inc. (“AirNet”) for the fiscal year ended December 31, 2007 (the “2007 fiscal year”), filed with the Securities and Exchange Commission (the “Commission” or the “SEC”) on March 31, 2008 (the “Original Form 10-K”). The sole purpose of this Amendment is to amend the Original Form 10-K to file with the Commission the information required by Part III of Form 10-K pursuant to General Instruction G(3) to Form 10-K. This Amendment does not change AirNet’s previously reported financial statements and other financial disclosure in any way.
This Amendment continues to speak as of the date of the Original Form 10-K and should be read in conjunction with the Original Form 10-K.
As required by Rule 12b-15, AirNet’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications in connection with this Amendment. Since financial statements are not contained in this Amendment, AirNet is not furnishing Rule 13a-14(b) certifications in connection with this Amendment.
PART III
ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of AirNet
The name, age, principal occupation for the past five years and selected biographical information for each of AirNet’s directors are set forth below. All information is as of April 25, 2008 and was furnished to AirNet by each director. Each director serves for a term expiring at AirNet’s 2008 annual meeting of shareholders and until his successor is duly elected and qualified, or until his earlier death, resignation or removal from office.
On August 16, 2007, Russell M. Gertmenian notified AirNet’s Board of Directors (the “Board”) of his resignation from the Board effective on August 17, 2007. Mr. Gertmenian, who had been a director since 1996, cited personal reasons as the basis for his resignation. On September 25, 2007, the Board increased the size of the Board from five to six members. Upon the recommendation of the Nominating and Corporate Governance Committee, the Board appointed Thomas J. Kiernan and Robert H. Milbourne to the Board. Mr. Kiernan was appointed to fill the vacancy created by Mr. Gertmenian’s resignation, and Mr. Milbourne was appointed to fill the newly created Board seat.
James M. Chadwick, age 34, has been a director of AirNet since 2005. Mr. Chadwick has served as Managing Partner and Fund Manager of Monarch Activist Partners LP, a hedge fund specializing in shareholder activism and deep value investing, since January 2006. Prior thereto, he served as Managing Director of Cove Partners LLC, an investment bank specializing in mergers and acquisitions, from July 2005 to December 2005. From October 2002 to June 2005, he served as Fund Manager of Pacific Coast Investment Partners, LLC, a hedge fund specializing in shareholder activism. Pacific Coast Investment Partners, LLC is the General Partner of Pacific Coast Investment Fund, L.P., a private investment fund. Mr. Chadwick also serves as a director of Meade Instruments Corporation.
Gerald Hellerman, age 70, has been a director of AirNet since 2005. Mr. Hellerman owns and has served as Managing Director of Hellerman Associates, a financial and corporate consulting firm, since the firm’s inception in 1993. Mr. Hellerman currently serves as a director, chief financial officer and chief compliance officer for The Mexico Equity and Income Fund, Inc.; a director of MVC Capital, Inc.; a director of the Old Mutual Absolute Return and Emerging Markets fund complex (consisting of six funds), a director of MVC Acquisition Corp; and a director of Brantley Capital Corporation.
Thomas J. Kiernan, age 63, has been a director of AirNet since 2007. Mr. Kiernan has been self-employed since 2001 providing general management advisory services to a number of start-up companies in transportation related businesses.
Robert H. Milbourne, age 61, has been a director of AirNet since 2007. Mr. Milbourne has been the President and Chief Executive Officer of The Columbus Partnership, a civic organization of top business, education and community leaders focused on improving the economic and cultural base of Central Ohio, since 2002.

Bruce D. Parker, age 60, has been a director of AirNet since 2002. Mr. Parker was elected as AirNet’s Chief Executive Officer and President effective December 28, 2006 and as AirNet’s Chairman of the Board effective December 31, 2006. Under the terms of the employment agreement, dated December 28, 2006, between AirNet and Mr. Parker, AirNet agreed to use its commercially reasonable efforts to cause Mr. Parker to be nominated as a director at each annual meeting of AirNet’s shareholders during the term of the employment agreement and Mr. Parker agreed to serve on the AirNet Board if elected. Mr. Parker’s employment agreement is described below in Item 11- Executive Compensation under the heading “Employment Contracts and Other Arrangements Providing for Payments Upon Termination of Employment or Change in Control – Employment Agreement for Bruce D. Parker". Mr. Parker is the Founder and President of IT Management Group, LLC, a specialty consulting group that advises and manages information technology organizations for corporations in Europe and the United States. Mr. Parker is also a director of Sapient Corporation.
James E. Riddle, age 66, has been a director of AirNet since 2000. Mr. Riddle has been in the growth management and consulting business since July 1999, most recently as President and Chief Executive Officer/Partner of Astadia, Inc., a global management consulting and technology solutions firm. Mr. Riddle is also a director of Danka Business Systems PLC and Astadia, Inc.
Executive Officers of AirNet
Below is information regarding AirNet’s executive officers, other than Bruce D. Parker, AirNet’s Chairman of the Board, Chief Executive Officer and President, whose information is above, under the caption “Directors of AirNet”. All information is as of April 25, 2008. The executive officers are elected annually and serve at the pleasure of the Board and, in the case of Bruce D. Parker, Ray L. Druseikis, Larry M. Glasscock, Jr. and Jeffery B. Harris, pursuant to employment agreements. Gary W. Qualmann served as AirNet’s Chief Financial Officer, Treasurer and Secretary until his resignation from AirNet on October 3, 2007, positions he had held since September 2003. On October 9, 2007, AirNet announced that Ray L. Druseikis, AirNet’s Vice President of Finance and Controller, would assume the positions of Chief Financial Officer, Treasurer and Secretary on an interim basis.
Ray L. Druseikis, age 56, has served as AirNet’s Vice President of Finance, Controller and Principal Accounting Officer since June 30, 2005 and was appointed Interim Chief Financial Officer, Treasurer and Secretary on October 9, 2007. Mr. Druseikis had served as an independent consultant to AirNet from June 30, 2004 until his election as an officer of AirNet, providing assistance in the process of documenting and testing AirNet’s internal control over financial reporting for purposes of satisfying the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Prior to joining AirNet, Mr. Druseikis had provided contract accounting and financial consulting services to publicly-traded and privately-owned companies since October 2002. In addition, from September 2003 to April 2004, Mr. Druseikis served as the Chief Financial Officer of SEA, Ltd., a privately-owned forensic engineering services company.
Larry M. Glasscock, Jr., age 51, has served as AirNet’s Senior Vice President, Express Services since February 2003. From February 2002 through February 2003, Mr. Glasscock served as Senior Vice President of Evercom Systems, Inc., a national provider of telecom services.
Jeffery B. Harris, age 48, has served as AirNet’s Senior Vice President and Chief Operating Officer since May 2007 and prior thereto had served as AirNet’s Senior Vice President, Bank Services since May 2000. Mr. Harris joined AirNet in June 1996 as the relationship manager for Banking Sales and was appointed Vice President, Sales in the banking division in October 1997.
Craig A. Leach, age 51, has served as AirNet’s Vice President, Information Systems since January 2000. Mr. Leach established AirNet’s Information Systems Department in 1985 and was named Director of Information Systems in 1996.
There are no family relationships among any of the directors and executive officers of AirNet.
Audit Committee Matters
The Audit Committee of the Board (the “Audit Committee”) was established in accordance with Section 3(a)(58)(A) of the Exchange Act and is currently comprised of Gerald Hellerman (Chair), James M. Chadwick, Robert H. Milbourne and James E. Riddle. Mr. Milbourne was appointed to the Audit Committee effective November 7, 2007. The Board has determined that each current member of the Audit Committee qualifies as an independent director under the applicable provisions of the American Stock Exchange (“AMEX”) Company Manual (“AMEX Rules”) and under SEC Rule 10A-3.
Upon the recommendation of the Nominating and Corporate Governance Committee, AirNet’s Board has also determined that Gerald Hellerman qualifies as an “audit committee financial expert” for purposes of Item 407(d)(5) of SEC Regulation S-K, and satisfies the financial sophistication requirement of the AMEX Rules by virtue of his experience described above under the caption “Directors of AirNet”. In addition to the qualification of Mr. Hellerman as an “audit committee financial expert,” each member of the Audit Committee satisfies the financial literacy requirements of the AMEX Rules.

Section 16(a) Beneficial Ownership Reporting Compliance
Pursuant to Section 16(a) of the Exchange Act, ownership of and transactions in AirNet’s common shares by executive officers, directors and persons who beneficially own more than 10% of the common shares for purposes of Section 16 of the Exchange Act, are required to be reported to the SEC. Based solely on a review of copies of the reports furnished to AirNet and written representations that no other reports were required, AirNet believes that during the 2007 fiscal year all filing requirements were complied with, except: (a) Bruce D. Parker, Chairman of the Board, Chief Executive Officer and President of AirNet, filed one late Form 4 (reporting one transaction); (b) Thomas J. Kiernan, a director of AirNet, filed one late Form 4 (reporting one transaction); and (c) Robert H. Milbourne, a director of AirNet, filed one late Form 4 (reporting one transaction).
Code of Ethics
The Board of Directors has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees of AirNet and its subsidiaries, including AirNet’s Chairman of the Board, Chief Executive Officer and President (the principal executive officer), AirNet’s Vice President of Finance and Controller and Interim Chief Financial Officer, Treasurer and Secretary (the principal financial officer and principal accounting officer). AirNet intends to disclose the following events, if they occur, in a current report on Form 8-K within the required four business days following their occurrence: (A) the date and nature of any amendment to a provision of AirNet’s Code of Business Conduct and Ethics that (i) applies to AirNet’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to AirNet’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K. In addition, AirNet will disclose any waivers from the provisions of the Code of Business Conduct and Ethics granted to a director or executive officer of AirNet in a current report on Form 8-K within four business days following their occurrence.
The text of the Code of Business Conduct and Ethics is posted under the “Corporate Governance” link on the “Investor Relations” page of AirNet’s Internet website located at www.AirNet.com. Interested persons may also obtain copies of the Code of Business Conduct and Ethics, without charge, by writing to the Vice President of Finance and Interim Chief Financial Officer, Treasurer and Secretary of AirNet at AirNet Systems, Inc., 7250 Star Check Drive, Columbus, Ohio 43217.
ITEM 11 – EXECUTIVE COMPENSATION
Summary Compensation Table
The following table summarizes total compensation for each of the named individuals for the 2007 fiscal year and for the fiscal year ended December 31, 2006 (the “2006 fiscal year”).
Summary Compensation Table for 2007

					Non-Equity
				Option	Incentive Plan		All Other
Name and		Salary	Bonus	Awards	Compensation		Compensation		Total
Principal Position	Year	($)	($)	($)(1)	($)		($)		($)

Bruce D. Parker	2007	$360,000	—	$114,849	$205,200	(2)	$128,623	(3)	$808,672
Chairman of the Board,	2006	$2,769	$125,000 (4)	$120,997	$—	(5)	$146,576	(6)	$395,342
Chief Executive Officer and President

Gary W. Qualmann	2007	$178,000	—	$7,409	$—	(2)	$148,530	(8)	$333,939
Former Chief Financial	2006	$215,000	—	$12,949	$136,750	(5)	$8,328		$373,027
Officer, Secretary and Treasurer (7)

Jeffery B. Harris	2007	$230,000	—	$8,765	$125,600	(2)	$6,134	(10)	$370,499
Senior Vice President and	2006	$230,000	—	$8,227	$160,000	(5)	$5,092		$403,319
Chief Operating Officer (9)

Larry M. Glasscock, Jr.	2007	$215,000	—	$9,515	$94,200	(2)	$74,773	(11)	$393,488
Senior Vice President,	2006	$215,000	—	$12,974	$125,000	(5)	$90,243		$443,217
Express Services

(1)	For each of Mr. Qualmann, Mr. Harris and Mr. Glasscock, the amounts shown in this column reflect the dollar amount recognized for financial statement reporting purposes (without reduction for assumed forfeitures) for the fiscal years shown in accordance with FAS 123(R) for option awards granted under the Amended and Restated 1996 Incentive Stock Plan (the “1996 Incentive Stock Plan”) prior to 2006. For Mr. Parker, the amounts shown in this column reflect the dollar amount recognized for financial statement reporting purposes (without reduction for assumed forfeitures) for the fiscal years shown in accordance with FAS 123(R) for (a) options granted to Mr. Parker under the 1996 Incentive Stock Plan prior to 2006 in his capacity as a non-employee director of AirNet and (b) the options to purchase 150,000 common shares granted to Mr. Parker under the 2004 Stock Incentive Plan on December 28, 2006. Assumptions used in the calculation of the amounts in this column are included in “Note 6. Incentive Stock Plans” of the Notes to Consolidated Financial Statements included in ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of AirNet’s Original Form 10-K.

(2)	Represents the amount earned (in respect of 2007 fiscal year performance) under AirNet’s 2007 Incentive Compensation Plan.

(3)	Includes $6,750 for AirNet’s matching contributions under the AirNet Systems, Inc. Retirement Savings Plan (the “Retirement Savings Plan”), $67,024 for AirNet’s reimbursement of non-business travel and living expenses incurred by Mr. Parker while in the Columbus, Ohio metropolitan area and $54,849 in tax gross-up payments related to AirNet’s payment of non-business travel and living expenses.

(4)	Represents the sign-on bonus received by Mr. Parker under the terms of his employment agreement.

(5)	Represents the amount earned (in respect of 2006 fiscal year performance) under AirNet’s 2006 Incentive Compensation Plan, in which Mr. Parker did not participate.

(6)	The 2006 amount includes $25,767 for AirNet’s reimbursement of travel expenses incurred by Mr. Parker as a non-employee director, $120,000 in fees earned or paid in cash to Mr. Parker as a non-employee director of AirNet for Board and Board committee service and $809 for AirNet’s reimbursement of non-business travel and living expenses incurred by Mr. Parker while serving as Chairman of the Board, Chief Executive Officer and President of AirNet as contemplated by Mr. Parker’s employment agreement.

(7)	Mr. Qualmann resigned from his positions as AirNet’s Chief Financial Officer, Secretary and Treasurer effective October 3, 2007 and separated from service with AirNet and its subsidiaries effective as of October 12, 2007.

(8)	Includes $6,750 for AirNet’s matching contributions under the Retirement Savings Plan and $141,780 representing the amount paid or payable under the terms of Mr. Qualmann’s separation agreement. Please see the description of Mr. Qualmann’s separation agreement under the caption “Separation Agreement for Gary W. Qualmann”.

(9)	Mr. Harris was appointed Senior Vice President and Chief Operating Officer effective May 29, 2007. Prior thereto, he had served as AirNet’s Senior Vice President, Bank Services since May 2000.

(10)	The amount shown in this column includes $3,900 for AirNet’s matching contributions under the Retirement Savings Plan and $1,562 for AirNet’s reimbursement of life insurance premiums paid by Mr. Harris and $672 in tax gross-up payments related to AirNet’s reimbursement of life insurance premiums.

(11)	The amount shown in this column includes $6,750 for AirNet’s matching contributions under the Retirement Savings Plan, $1,947 for AirNet’s reimbursement of life insurance premiums paid by Mr. Glasscock, $38,006 for AirNet’s reimbursement and payment of non-business travel and living expenses incurred by Mr. Glasscock while in the Columbus, Ohio metropolitan area and $28,070 in tax gross-up payments related to AirNet’s reimbursement and payment of non-business travel and living expenses and reimbursement of life insurance premiums.

Outstanding Equity Awards at Fiscal Year-End
The following table provides information about outstanding options held by each of the named individuals at the end of the 2007 fiscal year. AirNet has never granted any other form of equity-based award to the named individuals.
Outstanding Equity Awards at Fiscal Year-End for 2007

	Option Awards(1)
	Number of	Number of Securities
	Securities Underlying	Underlying Unexercised
	Unexercised Options(#)	Options (#)	Option Exercise Price
Name	Exercisable	Unexercisable	($)	Option Expiration Date
Bruce D. Parker	20,000 (2)		$4.4000	11/8/2012
	3,200 (2)		$3.9000	1/2/2014
	150,000 (3)	800 (2)	$2.9500	12/28/2016
Gary W. Qualmann (4)	20,000		$4.2800	9/2/2013
	16,000	4,000	$4.1300	2/17/2014
Jeffery B. Harris	1,000		$14.250	4/11/2007
	3,000		$9.5000	6/8/2009
	3,000		$9.5000	6/8/2009
	3,000		$9.5000	6/8/2009
	1,500		$9.5000	6/8/2009
	1,500		$9.5000	6/8/2009
	3,000		$9.5000	6/8/2009
	3,600		$6.1250	1/6/2010
	2,930		$5.2500	2/4/2010
	17,600		$3.8125	1/2/2011
	8,000		$8.5800	1/2/2012
	5,000		$4.9500	1/24/2013
	16,000	4,000 (5)	$4.1300	2/17/2014
Larry M. Glasscock, Jr.	20,000		$4.5100	2/3/2013
	16,000	4,000 (5)	$4.1300	2/17/2014

(1)	With the exception of the options to purchase an aggregate of 150,000 common shares granted to Mr. Parker as contemplated by his employment agreement, each of the options reported in this table was granted under the 1996 Incentive Stock Plan and vests (or vested) and becomes (or became) exercisable in 20% increments on each of the grant date and the first, second, third and fourth anniversaries of the grant date. Mr. Parker’s options to purchase an aggregate of 150,000 common shares were granted under the 2004 Stock Incentive Plan and vested and became exercisable as to 75,000 common shares on each of December 28, 2006 and December 27, 2007. Each of the options reported will expire ten years after the date of grant (except in the case of Gary W. Qualmann whose options expired on January 12, 2008 (three months after his separation from service with AirNet and its subsidiaries)) in accordance with the terms of the 1996 Incentive Stock Plan or the 2004 Stock Incentive Plan, as appropriate.

(2)	These options were granted to Mr. Parker in his capacity as a non-employee director of AirNet. The remaining 800 common shares vested on January 2, 2008.

(3)	These options were granted to Mr. Parker as contemplated by his employment agreement.

(4)	All options held by Mr. Qualmann at the end of the 2007 fiscal year expired on January 12, 2008, three months after he separated from service with AirNet and its subsidiaries.

(5)	The remaining 4,000 common shares vested on February 17, 2008.
Benefits and Perquisites
Employee Benefits
AirNet’s executive officers are entitled to participate in the AirNet Systems, Inc. Retirement Savings Plan (the “Retirement Savings Plan”) on the same terms as all other employees. The Retirement Savings Plan, which is qualified under Section 401(k) of the Internal Revenue Code, is a broad-based defined contribution plan under which amounts are paid to the individuals only upon retirement, termination of employment, disability or death. AirNet does not maintain any pension or other retirement plans. Employees participating in the Retirement Savings Plan may contribute a portion of their compensation to the Retirement Savings Plan up to the maximum limits permitted under the Internal Revenue Code. AirNet may also make matching employer contributions to the Retirement Savings Plan, which are determined annually by the Board. For the 2007 fiscal year, AirNet made a matching contribution to the Retirement Savings Plan equal to 50% of the first 6% of compensation contributed to the Retirement Savings Plan by each participating employee. The matching contributions made by AirNet to the Retirement Savings Plan on behalf of Bruce D. Parker, Gary W. Qualmann, Jeffery B. Harris and Larry M. Glasscock, Jr. with respect to the 2007 fiscal year and the 2006 fiscal year are included in the Summary Compensation Table for 2007 above.
AirNet provides all employees, including executive officers, with the opportunity to participate in various health and welfare benefit programs, including medical, dental, life and short-term disability insurance. AirNet shares the cost of these benefit programs with its employees.
Reimbursement of Life Insurance Premiums
AirNet reimburses each executive officer for certain insurance premiums paid by him to maintain a term insurance policy on his life. The insurance benefits payable under each life insurance policy range from $300,000 to $500,000 for the executive officer, other than the Chief Executive Officer. The insurance benefits payable under Mr. Parker’s life insurance policy are set at $1,000,000. The executive officer is not required to name AirNet as the beneficiary on the insurance policy and AirNet is not entitled to any of the proceeds payable under the policy. The actual amount reimbursed to each executive officer is equal to the amount of the premium paid to maintain the insurance policy, plus an amount sufficient to offset all federal, state and local income taxes incurred by the executive officer with respect to the amount reimbursed. The amounts reimbursed to Bruce D. Parker, Gary W. Qualmann, Jeffery B. Harris and Larry M. Glasscock, Jr. during the 2007 fiscal year and the 2006 fiscal year under this program are included in the Summary Compensation Table for 2007 above. Mr. Parker did not receive compensation during the 2007 fiscal year or the 2006 fiscal year for this benefit.
Reimbursement of Travel and Living Expenses
AirNet reimburses Bruce D. Parker and Larry M. Glasscock, Jr. for, or pays directly on their behalf, certain non-business travel and living expenses incurred while in the Columbus, Ohio metropolitan area. These reimbursements and payments are provided to offset Mr. Parker’s and Mr. Glasscock’s travel and living expenses while in Columbus, Ohio and away from their primary residences located, respectively, in Coral Gables, Florida and Dallas, Texas. Under the terms of their respective employment agreements, Mr. Parker and Mr. Glasscock were not required to change their primary residence as a condition of employment.
Under the terms of Mr. Parker’s employment agreement, AirNet is required to reimburse Mr. Parker for the cost of maintaining an apartment in the Columbus area, maintenance and utilities related to such apartment, and all reasonable living expenses incurred by Mr. Parker while he is in Columbus, including meals. In addition, under Mr. Parker’s employment agreement, AirNet reimburses Mr. Parker for all reasonable travel expenses (at coach rates) incurred by Mr. Parker between his residence and Columbus. In lieu of reimbursing Mr. Parker for certain travel and living expenses, including the rental on his apartment, AirNet may pay such expenses directly. The amounts reimbursed to Mr. Parker and the amount of any payments made directly by AirNet on Mr. Parker’s behalf, are reported by AirNet as compensation to Mr. Parker. Any reimbursements made to Mr. Parker or payments made directly on his behalf are grossed up to offset all federal, state and local income taxes incurred by Mr. Parker with respect to such reimbursements or payments. The aggregate amount of non-business living and travel expenses AirNet reimbursed to Mr. Parker or paid on his behalf during the 2007 fiscal year and the 2006 fiscal year is included in the Summary Compensation Table for 2007 above.
AirNet reimburses Larry M. Glasscock, Jr. for, or pays directly on his behalf, certain non-business travel and living expenses while in the Columbus area. AirNet pays the cost of maintaining an apartment in the Columbus area for Mr. Glasscock, including rent, maintenance and utilities related to such apartment. AirNet also reimburses Mr. Glasscock for other reasonable living expenses he incurs while he is in Columbus, including temporary rental cars and meals. Amounts reimbursed to Mr. Glasscock, and the amount of any payments made directly by AirNet on Mr. Glasscock’s behalf, have been reported by AirNet as compensation to Mr. Glasscock. Any reimbursements made to Mr. Glasscock or payments made directly on his behalf are grossed up to offset all federal, state and local income taxes incurred by the Mr. Glasscock with respect to such reimbursements or payments. The aggregate amount of non-business living and travel expenses AirNet reimbursed to Mr. Glasscock or paid on his behalf during each of the 2007 and 2006 fiscal years is shown in the Summary Compensation Table above. Prior to the 2006 fiscal year and Mr. Glasscock’s decision to retain his residence in Dallas, Texas, reimbursements to Mr. Glasscock were considered business expenses of AirNet and were not included in Mr. Glasscock’s compensation.
Employment Contracts and Other Arrangements Providing for Payments Upon Termination of Employment or Change in Control
AirNet has entered into employment agreements with each of Bruce D. Parker, Chairman of the Board, Chief Executive Officer and President; Jeffery B. Harris, Senior Vice President and Chief Operating Officer; and Larry M. Glasscock, Jr., Senior Vice President, Express Services. These agreements are designed to provide these officers with a minimum level of financial and employment security. Each employment agreement establishes a minimum base salary to be paid to the executive officer, which the Compensation Committee may increase, but not decrease.
AirNet does not maintain a formal severance plan designed to provide post-employment compensation to employees upon termination of employment. However, under the terms of their respective agreements, Bruce D. Parker, Jeffery B. Harris and Larry M. Glasscock, Jr. are entitled to certain severance benefits in the event their employment is terminated by AirNet “without cause” or by the executive officer for “good reason,” as those terms are defined in their respective agreements. In addition, Mr. Parker is entitled to certain severance benefits in the event he voluntarily terminates his employment in connection with the transition to a new chief executive officer selected by the Board.
The terms of the agreements with Messrs. Parker, Harris and Glasscock, including payments upon change of control and termination of employment, are more thoroughly discussed below.
AirNet recognizes that, in certain circumstances, it may be necessary or appropriate to provide for a separation arrangement that is different from that originally contemplated when an employment relationship began. AirNet entered into such an arrangement with Gary W. Qualmann. As discussed below, AirNet and Mr. Qualmann entered into a separation agreement and general release, dated as of October 3, 2007, which provided for his resignation from the positions he held with AirNet and terminated his employment agreement with AirNet dated as of May 3, 2005. This separation agreement is more thoroughly described below.
Employment Agreement for Bruce D. Parker
In connection with the election of Bruce D. Parker as AirNet’s Chief Executive Officer and President on December 28, 2006, AirNet and Mr. Parker entered into an employment agreement. The original term of Mr. Parker’s employment agreement was one year beginning December 28, 2006. The term of his employment agreement is automatically extended for successive one-year periods unless the Board notifies him that the term will not be extended at least 90 days prior to the end of the relevant term. The Board did not give Mr. Parker notice of the non-renewal of his employment agreement, and consequently his employment agreement was renewed for an additional one-year period. Mr. Parker’s employment agreement expressly permits Mr. Parker to continue to own and operate his existing consulting company during the term of his employment.
Under the terms of his employment agreement, Mr. Parker receives an annual base salary of $360,000, which is reviewed annually and may be increased, but not decreased without Mr. Parker’s written consent, by the Board. This salary is in effect for the fiscal year ending December 31, 2008 (the “2008 fiscal year”). Additionally, Mr. Parker received a sign-on bonus of $125,000 and is eligible for an annual bonus of up to 100% of his annual base salary, based upon the attainment of annual performance goals. The annual bonus, if any, will be paid in two installments, with the first based upon a target of 50% of his base salary and the attainment of goals for the period of January 1st through June 30th, and the second based upon a target of the remaining 50% of his base salary and the attainment of goals from July 1st through December 31st. Mr. Parker’s aggregate bonus for the 2007 fiscal year was $205,200 as reflected in the Summary Compensation Table for 2007 above. Additionally, Mr. Parker was granted options to purchase 150,000 common shares of AirNet under the 2004 Stock Incentive Plan at an exercise price of $2.95 per share, the closing price of AirNet’s common shares on December 28, 2006. The options vested as to 75,000 of the common shares on the grant date, and as to the remaining 75,000 common shares on December 27, 2007.
During the term of his employment agreement, Mr. Parker is entitled to receive all fringe benefits provided to AirNet’s senior executives, and will receive four weeks of vacation annually. As previously noted, AirNet will provide Mr. Parker with an apartment in the Columbus, Ohio metropolitan area and will reimburse him for his reasonable living expenses while in

Columbus and his reasonable travel expenses (at coach rates) between his home and Columbus. The reimbursement and payment of these living and travel expenses will be grossed-up for federal income tax purposes.
If Mr. Parker’s employment is terminated due to his death or his disability (as defined in his employment agreement), he is terminated for cause (as defined in his employment agreement) or he voluntarily terminates his employment, he or his beneficiary will be entitled to receive any accrued and unpaid base salary, the value of unused vacation, the value of unreimbursed expenses, and any rights to which Mr. Parker is entitled under AirNet’s benefit plans and programs, paid in accordance with such plans and programs. If Mr. Parker’s employment had terminated voluntarily as of December 31, 2007 or due to his death or disability or for cause, the amounts he or his beneficiary would have received in respect of the items described in this paragraph would have been approximately $85,000.
If Mr. Parker’s employment is terminated without cause or he terminates his employment for good reason (as defined in his employment agreement), in addition to receiving all of the payments discussed in the preceding paragraph related to a voluntary termination of employment, all outstanding equity awards held by him will immediately vest in full and he will receive, within 30 days of the date of termination of employment, a lump-sum payment equal to 12 months’ base salary. Based upon Mr. Parker’s salary in effect on December 31, 2007, as of such date such lump-sum payment would have been $360,000. If Mr. Parker voluntarily terminates his employment in connection with the transition to a new chief executive officer selected by the Board or Mr. Parker’s employment agreement expires without being renewed, Mr. Parker will receive all of the payments discussed in the preceding paragraph related to a voluntary termination of employment, all outstanding equity awards will immediately vest and he will receive, within 30 days of the date of termination of employment, a lump-sum payment equal to six months’ base salary, which would have been $180,000 at December 31, 2007. At December 31, 2007, all of Mr. Parker’s options were vested so no awards would have been accelerated.
“Cause” is defined in Mr. Parker’s employment agreement to include: (i) intentionally causing AirNet or any of its affiliates to violate a law which is reasonable grounds for serious civil or criminal penalties against AirNet, an affiliate or the Board; (ii) committing fraud or acting with intentional misconduct or gross negligence in carrying out his duties under his employment agreement which has caused demonstrable and serious injury to AirNet; (iii) being convicted of any crime involving moral turpitude or a violation of federal or state securities laws; or (iv) intentionally committing a material breach of any material covenant, provision, term or condition in his employment agreement and, if the breach is capable of being cured, failing to cure the same within 10 days of written notice of the breach from the Board.
The following events qualify as “good reason” for Mr. Parker to terminate his employment: (i) Mr. Parker is not nominated as a director during the term of his employment agreement; (ii) the Board significantly and adversely changes the nature or scope of Mr. Parker’s authority, powers, functions, duties or responsibilities; (iii) without Mr. Parker’s prior consent, there is a substantial and continued reduction in the level of support services, staff, secretarial and other assistance to a level below that which is reasonably necessary for the performance of Mr. Parker’s duties; (iv) AirNet commits a material breach of any material covenant, provision, term or condition in his employment agreement and, if the breach is capable of being cured, fails to cure the same within 10 days of written notice of the breach from Mr. Parker; or (v) without Mr. Parker’s prior consent, AirNet fails to keep in place director and officer liability insurance covering Mr. Parker under substantially the same terms and in substantially the same amount as in existence prior to December 28, 2006.
Mr. Parker’s employment agreement also provides for certain payments to Mr. Parker following a “change in control” as defined in Section 409A of the Internal Revenue Code. Upon a change in control, Mr. Parker will be entitled to receive a lump-sum payment equal to 12 months of his base salary in effect as of the date of such change in control. Payment of such amount is not conditioned upon Mr. Parker’s termination of employment following a change in control and is required to be made within 30 days of the change in control. Based upon Mr. Parker’s salary in effect on December 31, 2007, the lump-sum payment would have been $360,000 had a change in control occurred on such date. In addition, all outstanding equity awards held by Mr. Parker will immediately vest in full upon a change in control and, for purposes of exercising such option awards, any subsequent termination of employment by Mr. Parker will be treated as a retirement under the terms of the 2004 Incentive Stock Plan. As of December 31, 2007, all of Mr. Parker’s options had vested so no awards would have been accelerated on a change in control.
In the event the Board approves a strategic alternative that is completed based upon Mr. Parker’s efforts, Mr. Parker will be deemed to have met all his financial objectives and personal goals established for him under AirNet’s then current Incentive Compensation Plan for the six-month incentive compensation period in which the strategic alternative is completed. In such event, Mr. Parker will be entitled to receive his maximum incentive compensation target established under the then current Incentive Compensation Plan for such six-month period, prorated from the first day of such six-month period to the date the strategic alternative is completed. Such payment would be subject to, and made in accordance with, the terms and conditions of the then current Incentive Compensation Plan applicable to Mr. Parker. As of December 31, 2007, Mr. Parker’s maximum incentive compensation payment for each six-month period under AirNet’s 2007 Incentive Compensation Plan was $180,000.
To the extent any excise taxes are due on the amounts paid to Mr. Parker under the terms of his employment agreement, Mr. Parker will receive a gross-up payment that, after taxes, equals the amount of all excise taxes due.

Mr. Parker’s employment agreement prohibits him from disclosing, both during and after his termination of employment, any secret or confidential information of AirNet, without the Board’s prior written consent.
Employment Agreement for Jeffery B. Harris
Jeffery B. Harris is party to an employment agreement with AirNet, effective as of March 1, 2001. Mr. Harris’ employment agreement provided for an initial employment period ending December 31, 2001, which has been and will be automatically renewed for successive one-year periods unless either party gives notice to the other of non-renewal at least 90 days prior to the end of the relevant employment period. AirNet did not give Mr. Harris notice of the non-renewal of the employment agreement, and consequently, the employment agreement was renewed for a one-year period ending December 31, 2007. Mr. Harris’ agreement has been further renewed through December 31, 2008. Mr. Harris was entitled to receive an initial base salary of $230,000, which may be adjusted upward or downward on an annual basis by the Compensation Committee of the Board (the “Compensation Committee”) based on a review of his performance. The initial base salary was the salary in effect for Mr. Harris on the date the employment agreement was entered into. Mr. Harris’ base salary for the 2007 fiscal year was $230,000 and remains at that amount for the 2008 fiscal year. Mr. Harris is entitled to participate in any bonus plan which AirNet may establish and in AirNet’s incentive stock plans, in each case at levels determined by the Compensation Committee. Mr. Harris is also entitled to receive all health and life insurance coverage, sick leave and disability programs, tax-qualified retirement plan contributions, paid holidays and vacations, perquisites and other fringe benefits provided by AirNet to its actively employed senior executives.
If Mr. Harris’ employment is terminated by AirNet without “cause” (as defined in his employment agreement) or if Mr. Harris terminates his employment for “good reason” (as defined in his employment agreement), he will be entitled to receive (i) a continuation of his base salary then in effect for a period of 12 months, (ii) a continuation of group medical insurance for 18 months and (iii) any accrued but unpaid salary, accrued but unused vacation and unreimbursed business expenses. Based on Mr. Harris’ base salary in effect on December 31, 2007, he would have received $230,000 of salary continuation over a 12-month period and continuing group medical insurance for 18 months in an estimated amount of $10,560 if his employment had been terminated as of December 31, 2007. The salary continuation period is extended to 18 months if the termination occurs on or after a “change in control” (as defined in his employment agreement). Based on Mr. Harris’ base salary in effect on December 31, 2007, he would have received $345,000 of salary continuation over an 18-month period and continuing group medical insurance for 18 months in an estimated amount of $10,560 if his employment had been terminated as of December 31, 2007, following a change in control. Mr. Harris would also be entitled to receive a single lump-sum payment, within 30 days of the date his employment is terminated, equal to the pro-rata portion (based on days employed during the fiscal year in which employment terminated) of any non-discretionary bonus payable based on employment throughout the fiscal year; become fully vested in all employee benefit programs (other than the Retirement Savings Plan, in which his interest would vest according to the Retirement Savings Plan’s terms); receive a lump-sum payment equal to his non-vested interest in the Retirement Savings Plan to the extent forfeited upon termination of employment; and be paid his reasonable, out-of-pocket fees and expenses in connection with outplacement services, in an amount not to exceed $15,000. If Mr. Harris’ employment had been terminated by AirNet without cause or by Mr. Harris for good reason as of December 31, 2007, Mr. Harris would have received an accrued bonus payment equal to the amount actually awarded to him under the 2007 Incentive Compensation Plan and shown in the Summary Compensation Table for 2007 above. Mr. Harris is fully vested under AirNet’s Retirement Savings Plan; consequently, there would have been no payment to Mr. Harris related to any forfeiture under the Retirement Savings Plan. As of December 31, 2007, all of the unvested options held by Mr. Harris had an exercise price greater than the closing price of AirNet’s common shares on December 31, 2007 (the last day of trading in the 2007 fiscal year) and, thus, had no value.
“Cause” is defined in Mr. Harris’ employment agreement to include: (i) any willful breach of the material terms of the employment agreement; (ii) any willful breach of a material duty of employment assigned to Mr. Harris pursuant to the terms of his employment agreement; (iii) material refusal to perform the duties assigned to Mr. Harris pursuant to his employment agreement; (iv) theft or embezzlement of a material amount of AirNet’s property; (v) fraud; or (vi) indictment for criminal activity other than minor misdemeanor traffic offenses.
The following events qualify as “good reason” for Mr. Harris to terminate his employment: (i) without his prior written consent, AirNet assigns Mr. Harris to duties which are materially inconsistent with or result in a material diminution of his position, authority, duties or responsibilities as set forth in his employment agreement, including failing to reappoint or reelect him to any such position; (ii) Mr. Harris’ base salary is reduced for any reason other than in connection with the termination of his employment, unless such reduction is in connection with proportionate reductions in the salaries of all other executive officers of AirNet; (iii) without Mr. Harris’ prior written consent, he is assigned to an office of AirNet located outside the Columbus, Ohio metropolitan area; (iv) AirNet fails to obtain an agreement from any successor or assign of AirNet to assume and agree to perform Mr. Harris’ employment agreement; (v) AirNet provides notice that it will not extend the term of Mr. Harris’ employment period; or (vi) AirNet otherwise materially breaches its obligations to make payments to Mr. Harris under his employment agreement.
If Mr. Harris’ employment were terminated by AirNet for cause or by Mr. Harris without good reason, AirNet would pay him any accrued but unpaid base salary, any accrued but unused vacation and any unreimbursed business expenses.

Mr. Harris’ employment agreement also provides for the continuation of salary and bonus (reduced by amounts payable under the terms of any disability benefit plan of AirNet), at the rate then in effect, following a disability until his employment is terminated as a result of the disability and for the continuation of group medical benefits for a period of 18 months following termination of his employment due to the disability. If Mr. Harris’ employment had terminated as of December 31, 2007 due to his disability, he would have received continuing group medical insurance for 18 months in an estimated amount of $10,560. Mr. Harris would also be entitled to receive payment, determined as of the date of his termination, for any accrued but unpaid base salary, any accrued but unused vacation and any unreimbursed business expenses. If Mr. Harris’ employment were terminated by his death, his beneficiary would be entitled to receive any base salary that is accrued but unpaid, any accrued but unused vacation and any unreimbursed business expenses.
Immediately upon the occurrence of a “change in control” of AirNet (as defined in his employment agreement), Mr. Harris would become fully vested in all employee benefit programs in which he was then a participant, including all options, but excluding any tax-qualified retirement or savings plan as to which his interest would vest in accordance with the applicable plan’s terms. As of December 31, 2007, all of the unvested options held by Mr. Harris had an exercise price greater than the closing price of AirNet’s common shares on December 31, 2007 (the last day of trading in the 2007 fiscal year) and, thus, had no value.
Mr. Harris’ employment agreement contains confidentiality and non-competition provisions which prevent him from disclosing confidential information about AirNet and from competing with AirNet during his employment therewith and for an additional one year thereafter. In addition, during his employment with AirNet and for an additional one year thereafter, Mr. Harris may not solicit or hire, directly or indirectly, any employee of AirNet.
Employment Agreement for Larry M. Glasscock, Jr.
On May 3, 2005, AirNet entered into an employment agreement with Larry M. Glasscock, Jr. The employment agreement provided for an initial employment period ending December 31, 2006, which has been and will be automatically renewed for successive one-year periods unless either party gives notice to the other of non-renewal at least 90 days prior to the end of the relevant employment period. AirNet did not give Mr. Glasscock notice of the non-renewal of his employment agreement, and consequently his employment agreement was renewed for a one-year period ending December 31, 2007. Mr. Glasscock’s agreement has been further renewed through December 31, 2008.
Mr. Glasscock was entitled to receive an initial annual base salary of $215,000, which may be adjusted upward or downward on an annual basis by the Compensation Committee based on its review of individual performance. The initial base salary was the salary in effect for Mr. Glasscock on the date the employment agreement was entered into. The base salary of Mr. Glasscock was $215,000 for the 2007 fiscal year and will remain at that amount for the 2008 fiscal year. Mr. Glasscock is entitled to participate in any bonus plan which AirNet may establish, at the level determined by the Compensation Committee, and is also entitled to receive all health and life insurance coverages, sick leave and disability programs, tax-qualified retirement plan contributions, paid holidays and vacations, perquisites and other fringe benefits of employment provided by AirNet to its actively employed senior executive officers. Mr. Glasscock is also entitled to participate in AirNet’s incentive stock plans at levels determined by the Compensation Committee.
Mr. Glasscock’s employment agreement contains confidentiality and non-competition provisions which prevent him from disclosing confidential information about AirNet and from competing with AirNet during his employment and for an additional period of one year following termination of his employment. In addition, during his employment with AirNet and for an additional period of one year thereafter, he may not solicit or hire, directly or indirectly, any employee of AirNet.
If Mr. Glasscock’s employment is terminated by AirNet without “cause” (as defined in his employment agreement) or by him for “good reason” (as defined in his employment agreement), he will be entitled to receive (i) a continuation of his base salary then in effect (but no less than $215,000) for a period of 12 months, (ii) a continuation of group medical insurance for 12 months and (iii) any accrued but unpaid salary, accrued but unused vacation and unreimbursed business expenses. Based upon his base salary and medical and health care benefits in effect on December 31, 2007, Mr. Glasscock would receive $215,000 of salary continuation benefits over this 12-month period. Mr. Glasscock does not participate in AirNet’s medical and health care plans. In addition, Mr. Glasscock would become fully vested in all employee benefit programs (other than with respect to any restricted stock which may be issued under the 2004 Stock Incentive Plan and any tax-qualified retirement or savings plan as to which his interest would vest in accordance with the terms of the applicable plan). He would also be entitled to receive a single lump-sum payment equal to the pro-rata portion (based on days employed during the fiscal year in which employment terminated) of any non-discretionary bonus payable based on employment throughout the fiscal year; receive a lump-sum payment equal to his non-vested interest under any tax-qualified retirement or savings plan maintained by AirNet to the extent forfeited upon termination of employment; and be paid his reasonable, out-of-pocket fees and expenses in connection with outplacement services, in an amount not to exceed $15,000. If his employment had terminated as of December 31, 2007, Mr. Glasscock would have received an accrued bonus payment equal to the amount actually awarded to him under the 2007 Incentive Compensation Plan and shown in the Summary Compensation Table for 2007 above. Mr. Glasscock is fully vested under AirNet’s Retirement Savings Plan; consequently, there would have been no payment to Mr. Glasscock related to any forfeiture under the Retirement Savings Plan. As of December 31, 2007, all of the unvested options held by Mr. Glasscock had an exercise price greater than the closing price of AirNet’s common shares on December 31, 2007 (the last day of trading of the 2007 fiscal year) and, thus, had no value.

“Cause” is defined in Mr. Glasscock’s employment agreement to include: (i) any willful breach of the material terms of the employment agreement; (ii) any willful breach of a material duty of employment assigned pursuant to the terms of the employment agreement other than a breach related to an assignment that would be a basis for Mr. Glasscock to terminate his employment for “good reason”; (iii) material refusal by Mr. Glasscock to perform the duties assigned to him pursuant to the terms of his employment agreement other than a refusal related to an assignment that would be a basis for him to terminate his employment for “good reason”; (iv) theft or embezzlement of a material amount of AirNet’s property; (v) fraud; or (vi) indictment for criminal activity other than minor misdemeanor traffic offenses.
The following events qualify as “good reason” for Mr. Glasscock to terminate his employment: (i) without his prior written consent, AirNet assigns him duties which are materially inconsistent with his professional training and experience or to a position that is not substantially comparable to his position as Senior Vice President, Express Services; (ii) his base salary is reduced for any reason other than in connection with the termination of his employment; (iii) without his prior written consent, he is assigned to an office of AirNet located outside the Dallas-Fort Worth metropolitan area; (iv) AirNet fails to obtain an agreement from any successor or assign of AirNet to assume and agree to perform his employment agreement; or (v) AirNet otherwise materially breaches its obligations to make payments to him under his employment agreement.
If Mr. Glasscock’s employment is terminated by AirNet for cause or by him without good reason, AirNet would pay him any accrued but unpaid base salary, any accrued but unused vacation and any unreimbursed business expenses.
Mr. Glasscock’s employment agreement provides for the continuation of base salary and bonus (reduced by amounts payable under the terms of any disability benefit plan of AirNet), at the rate then in effect, following a disability until his employment is terminated as a result of the disability and for the continuation of group medical benefits for a period of 12 months following termination of his employment due to the disability. In addition, any disability plan in effect as of his date of termination would be continued. Mr. Glasscock does not participate in AirNet’s medical and health care plans. Mr. Glasscock would also be entitled to receive payment, determined as of the date of his termination, for any accrued but unpaid base salary, any accrued but unused vacation and any unreimbursed business expenses.
If Mr. Glasscock’s employment is terminated by his death, his beneficiary would be entitled to receive any accrued but unpaid base salary, any accrued but unused vacation and any unreimbursed business expenses.
Amounts payable upon termination of Mr. Glasscock’s employment would be deferred to the extent, if any, necessary to avoid the imposition of excise taxes and other penalties pursuant to Section 409A of the Internal Revenue Code but not by more than six months and a day from the termination date.
Immediately upon the occurrence of a “change in control” of AirNet (as defined in his employment agreement), Mr. Glasscock would become fully vested in all employee benefit programs in which he was then a participant, including all options but excluding any tax-qualified retirement or savings plan as to which his interest would vest in accordance with the applicable plan’s terms. As of December 31, 2007, all of the unvested options held by Mr. Glasscock had an exercise price greater than the closing price of AirNet’s common shares on December 31, 2007 (the last day of trading of the 2007 fiscal year) and, thus, had no value.
Separation Agreement for Gary W. Qualmann
Mr. Qualmann and AirNet entered into a separation agreement and general release dated as of October 3, 2007, which provided for Mr. Qualmann’s resignation as Chief Financial Officer, Treasurer and Secretary of AirNet and which terminated the employment agreement between AirNet and Mr. Qualmann dated as of May 3, 2005. AirNet had previously notified Mr. Qualmann in writing on September 27, 2007 that his employment agreement would not be renewed after December 31, 2007, but that Mr. Qualmann would remain with AirNet and in his positions after such date without an agreement.
Under the terms of the separation agreement, Mr. Qualmann continued to be employed by AirNet until October 12, 2007. After such date, he received all accrued but unpaid base salary and unreimbursed business expenses. Mr. Qualmann also received a lump-sum payment of $141,780, which represents (i) six months’ salary, (ii) an agreed upon amount with respect to unused vacation time, (iii) an amount equal to the premiums required for Mr. Qualmann and his eligible dependents to continue their coverage under AirNet’s group health plan for twelve months after October 31, 2007 and (iv) $15,000 for use by Mr. Qualmann to obtain certain outplacement service. Mr. Qualmann also received all benefits due him under AirNet’s employee benefit plans, paid in accordance with the terms of such plans.
Mr. Qualmann agreed not to compete with AirNet and not to solicit for hire or knowingly hire, directly or indirectly, certain employees of AirNet for a period of 12 months. He has also agreed that he would maintain the confidentiality of information regarding AirNet and its affiliates obtained by him through his employment. Further, Mr. Qualmann released AirNet from any claims or causes of action he may have against AirNet, and AirNet agreed to indemnify him to the fullest extent permitted by AirNet’s amended and restated articles of incorporation and code of regulations for any expenses from suits related to his service with AirNet. Mr. Qualmann also agreed not to disparage or otherwise comment negatively about AirNet or any of its officers, directors, shareholders, affiliates and employees, among others, except to the extent that Mr. Qualmann is required by applicable law to testify and only then to the extent that such testimony is fair and accurate. AirNet made a similar agreement not to disparage or otherwise comment negatively about Mr. Qualmann.
AirNet’s 2007 Incentive Compensation Plan
On March 28, 2007, the Board of Directors of AirNet, upon the recommendation of the Compensation Committee, adopted the 2007 Incentive Compensation Plan (the “2007 Incentive Plan”). The purpose of the 2007 Incentive Plan was to promote the following goals of AirNet for the 2007 fiscal year by providing incentive compensation to certain employees of AirNet:
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
Participants in the 2007 Incentive Plan included AirNet’s executive officers – Bruce D. Parker (Chairman of the Board, Chief Executive Officer and President), Larry M. Glasscock, Jr. (Senior Vice President, Express Services), Jeffery B. Harris (Senior Vice President and Chief Operating Officer), Ray L. Druseikis (Vice President of Finance and Controller and Interim Chief Financial Officer, Treasurer and Secretary) and Craig A. Leach (Vice President, Information Systems) — and certain department managers and department directors. There were 37 participants in the 2007 Incentive Plan who received payments under its terms.
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
Payments under the 2007 Incentive Plan were based on a combination of AirNet’s (i) pre-tax income for the 2007 fiscal year, (ii) Express Services revenues and contribution margins for the 2007 fiscal year, and (iii) the achievement of personal goals assigned to each participant. The Compensation Committee determined the personal goals of the Chief Executive Officer. The Chief Executive Officer determined the personal goals for the other executive officers, which were reviewed and approved by the Compensation Committee. The personal goals of other participants were approved by the Chief Executive Officer and reviewed by the Compensation Committee. The personal goals approved by the Compensation Committee for each of the executive officers related to specific business objectives with respect to general business operations (e.g., regulatory compliance, expense reductions, etc.) and each business segment (e.g., execution of specific contracts with customers and vendors, cost reductions, service improvements, etc.).
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
Once the aggregate potential incentive compensation payout was determined based upon the level of pre-tax income achieved by AirNet during the 2007 fiscal year, each participant’s incentive compensation payment was to be determined based upon the following three components of the 2007 Incentive Compensation Plan: (i) pre-tax income for the 2007 fiscal year; (ii) Express Services revenues and contribution margins for the 2007 fiscal year; and (iii) the achievement of personal goals. With the exception of Mr. Parker, 20% of each participant’s incentive compensation payout was allocated to the attainment of personal goals. Forty percent of Mr. Parker’s incentive compensation payment was allocated to the attainment of personal goals. The portion of each participant’s incentive compensation potential that was not allocated to the attainment of personal goals was to be allocated to the attainment of predetermined levels of pre-tax income and Express Services revenues and contribution margin based upon such participant’s responsibility for achieving such goals.

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
Mr. Parker’s incentive compensation payments under the 2007 Incentive Plan were based upon the achievement of certain pre-determined financial objectives and personal goals for the first six months of the 2007 fiscal year and the last six months of the 2007 fiscal year. Mr. Parker was eligible to receive up to 50% of his annual base salary in each six-month period, subject to the attainment of predetermined financial objectives and personal goals. In each six-month incentive compensation period, Mr. Parker’s incentive compensation potential was allocated among Mr. Parker’s financial objectives and personal goals as follows:
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
Except for payments to Mr. Parker and AirNet’s other executive officers, payments under the 2007 Incentive Plan were paid quarterly commencing with the first quarter of the 2007 fiscal year based upon AirNet’s year to date financial performance. With the exception of Mr. Parker, payments of incentive compensation to AirNet’s executive officers were made in the first quarter of the 2008 fiscal year based upon AirNet’s performance and each executive officer’s performance for the 2007 fiscal year. Mr. Parker’s incentive compensation payments were made in two installments on September 14, 2007 and March 13, 2008. In order to receive a payment, a participant must have been actively employed by AirNet at the time the payment was made. New employees who qualified for the 2007 Incentive Compensation Plan were eligible to participate on the first day of the calendar quarter following their date of hire.
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
During the 2007 fiscal year and the fiscal year ending March 31, 2008, AirNet made payments under the terms of the 2007 Incentive Plan in the aggregate amount of approximately $1.0 million, which included $71,500 paid to Mr. Parker in 2007 as described above. In March of 2008, the following executive officers of AirNet were paid the following amounts for 2007 performance under the 2007 Incentive Plan: Bruce D. Parker — $133,200; Jeffery B. Harris — $125,600; Larry M. Glasscock, Jr. - $94,200; Craig A. Leach — $58,100; and Ray L. Druseikis -$55,000.

AirNet’s 2008 Incentive Compensation Plan
On March 29, 2008, AirNet’s Board adopted the 2008 Incentive Compensation Plan (the “2008 Incentive Plan”) for the 2008 fiscal year. A description of the 2008 Incentive Plan was included in ITEM 9B — OTHER INFORMATION of, and a summary of the 2008 Incentive Plan was filed as Exhibit 10.29 to AirNet’s Original Form 10-K.
Stock Purchase Program
All employees of AirNet and its subsidiaries, including its executive officers, are given the opportunity to purchase common shares of AirNet through a stock purchase program. The stock purchase program was offered under the 1996 Incentive Stock Plan through the offering period which ended June 30, 2004 and has been offered under the 2004 Stock Incentive Plan since July 1, 2004. Pursuant to this payroll deduction program, which is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 under the Internal Revenue Code, employees are able to purchase common shares of AirNet during offering periods of such duration (not exceeding 12 months) as the Compensation Committee determines. The price at which common shares may be purchased will be the price determined by the Compensation Committee prior to the start of an offering period and may not be less than the lesser of 85% of the fair market value of the common shares on the first business day of each offering period and 85% of the fair market value of the common shares on the last business day of each offering period. Historically, under the stock purchase program there have been four offering periods of three months each per calendar year and the purchase price has been equal to the lesser of 85% of the fair market value of the common shares on the first business day of each offering period and 85% of the fair market value of the common shares on the last business day of each offering period. The Compensation Committee, however, has the discretion to change the number and frequency of offering periods and the purchase price under the stock purchase program.
Director Compensation
The following table summarizes the total compensation of each of the individuals who served as a non-employee director of AirNet during the 2007 fiscal year, with the exception of Bruce D. Parker as explained below.
Director Compensation for 2007

	Fees Earned or	Option	All Other
	Paid in Cash	Awards	Compensation	Total
Name(1)	($)(2)	($)(3)	($)(4)	($)
James M. Chadwick	$69,500	$10,931	$3,763	$84,194

Russell M. Gertmenian (5)	$24,000	$1,213 (6)	—	$25,213

Gerald Hellerman	$70,000	$10,931	$2,964	$83,895

Thomas J. Kiernan (7)	$15,000	$6,268	$675	$21,943

Robert H. Milbourne (7)	$15,000	$6,268	$412	$21,680

James E. Riddle	$105,500	$4,014	$12,714	$122,228

(1)	Bruce D. Parker, AirNet’s Chief Executive Officer and President, is not included in this table. The compensation paid to Mr. Parker for the 2007 fiscal year is shown in the Summary Compensation Table for 2007 above.

(2)	The amounts shown in this column reflect the amount of cash compensation earned by each non-employee director in the 2007 fiscal year for Board and Board committee service.

(3)	The amounts shown in this column reflect the dollar amount recognized for financial statement reporting purposes (without reduction for assumed forfeitures) for the 2007 fiscal year in accordance with FAS 123(R) of option awards granted under the 1996 Incentive Stock Plan and the 2004 Stock Incentive Plan during the 2007 fiscal year as well as prior to 2007. Assumptions used in the calculation of these amounts are included in “Note 6. Incentive Stock Plans” of the Notes to Consolidated Financial Statements included in ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of AirNet’s Original Form 10-K.

The aggregate number of common shares underlying options outstanding at December 31, 2007 for each of the individuals included in this table were: (a) James M. Chadwick – 24,000 common shares (12,800 exercisable and 11,200 unexercisable); (b) Gerald Hellerman – 24,000 common shares (12,800 exercisable and 11,200 unexercisable); (c) Thomas J. Kiernan – 20,000 common shares (4,000 exercisable and 16,000 unexercisable); (d) Robert H. Milbourne – 20,000 common shares (4,000 exercisable and 16,000 unexercisable); and (e) James E. Riddle – 40,000 common shares (36,000 exercisable and 4,000 unexercisable).

(4)	The amounts shown in this column represent the reimbursement of travel expenses incurred by each non-employee director during the 2007 fiscal year.

(5)	Russell M. Gertmenian served as a director of AirNet during the 2007 fiscal year, until his resignation from the Board effective August 17, 2007.

(6)	Following Mr. Gertmenian’s resignation from the Board, his vested options (covering an aggregate of 48,400 common shares) held as of August 17, 2007 remained exercisable until November 15, 2007; however, he did not exercise any of these vested options. The unvested options (covering an aggregate of 1,600 common shares) held by Mr. Gertmenian on August 17, 2007 were forfeited in accordance with their respective terms.

(7)	Thomas J. Kiernan and Robert H. Milbourne were appointed to the Board on September 25, 2007, and the amounts shown in the table reflect pro rated amounts for a partial year of service.
Cash Compensation
AirNet’s directors who are not officers or employees of AirNet (“Non-Employee Directors”) are paid fees for their services as members of the Board and its committees. The current Non-Employee Directors of AirNet are James M. Chadwick, Gerald Hellerman, Thomas J. Kiernan, Robert H. Milbourne and James E. Riddle. Each of James M. Chadwick, Gerald Hellerman and James E. Riddle also served as a Non-Employee Director throughout the 2007 fiscal year. Thomas J. Kiernan and Robert H. Milbourne were appointed to the Board as Non-Employee Directors on September 25, 2007. Russell M. Gertmenian, who resigned from the Board effective August 17, 2007, was also a Non-Employee Director during the 2007 fiscal year, serving from January 1, 2007 until August 17, 2007.
The quarterly fee paid during the 2007 fiscal year and to be paid during the 2008 fiscal year for serving as a Non-Employee Director has been and remains $6,000. The fee for attending each meeting of the full Board in person was $2,000 during the 2007 fiscal year and continues to be the same amount during the 2008 fiscal year. The fee for attending telephonic meetings of the full Board was $1,000 for each meeting attended during the 2007 fiscal year and remains that amount during the 2008 fiscal year.
The fee for Audit Committee members has been and remains $2,000 per meeting attended in person during each of the 2007 fiscal year and the 2008 fiscal year, with the Chair of the Audit Committee receiving an additional $1,000 per meeting attended in person. The fee for Compensation Committee members and Nominating and Corporate Governance Committee members has been and remains $1,000 per meeting attended in person during each of the 2007 fiscal year and the 2008 fiscal year, with the Chair of each of those Committees receiving an additional $2,000 for each meeting of the Committee attended in person. The fees for attending telephonic meetings of each Committee held during each of the 2007 fiscal year and the 2008 fiscal year have been and remain one-half (50%) of the amount of the fees for attending a meeting of the particular Committee in person.
On December 16, 2005, AirNet’s Board established a Strategy Committee to work with management on the ongoing business strategy and alternatives for AirNet to enhance shareholder value. The Strategy Committee was comprised of Bruce D. Parker and James M. Chadwick. The Strategy Committee was dissolved on February 27, 2007. The Strategy Committee did not meet during the 2007 fiscal year and no fees were paid to Strategy Committee members during the 2007 fiscal year prior to the dissolution of the Strategy Committee.
As the lead director of AirNet, James E. Riddle received an additional quarterly fee of $6,000 for service in that capacity during the 2007 fiscal year and continues to receive that amount during the 2008 fiscal year.
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
Because he is an officer and employee of AirNet, Bruce D. Parker has not received, and will not receive, any fees for serving as a director of AirNet.
The directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors, including travel expenses.

Director Deferred Compensation Plan
Effective May 27, 1998, AirNet established the AirNet Systems, Inc. Director Deferred Compensation Plan (the “Director Deferred Plan”). The Director Deferred Plan enables a Non-Employee Director to defer all or a part of his director’s fees, including federal income tax thereon. Such deferred fees may be credited to (i) a cash account where the funds will earn interest at the rate prescribed in the Director Deferred Plan, or (ii) a stock account where the funds will be converted into an AirNet common share equivalent (determined by dividing the amount to be allocated to the Non-Employee Director’s stock account by the fair market value of AirNet’s common shares when the credit to the stock account is made). In his deferral election, a Non-Employee Director may elect whether distribution of the amount in his account(s) under the Director Deferred Plan is to be made in a single lump sum payment or in equal annual installments, payable over a period of not more than ten years. Distributions begin within 30 days of the earlier of (a) the date specified by a Non-Employee Director at the time a deferral election is made or (b) the date the Non-Employee Director ceases to be a director. Cash accounts are to be distributed in the form of cash and stock accounts are to be distributed in the form of common shares or cash, as selected by AirNet. As of the date of this Amendment, none of the Non-Employee Directors had participated in the Director Deferred Plan during the 2008 fiscal year, and none did so in either the 2006 fiscal year or the 2007 fiscal year.
Options Granted under 1996 Incentive Stock Plan
Non-Employee Directors were automatically granted options to purchase AirNet common shares in accordance with the terms of the 1996 Incentive Stock Plan. Pursuant to the 1996 Incentive Stock Plan, each individual newly-elected or appointed as a Non-Employee Director from August 19, 1998 until June 4, 2004 was automatically granted an option to purchase 20,000 AirNet common shares effective on the date of his election or appointment to the Board. In addition, on the first business day of each of the 2002, 2003 and 2004 fiscal years, each individual who was then serving as a Non-Employee Director and had served for at least one full one-year term as a Non-Employee Director, was automatically granted an option to purchase 4,000 AirNet common shares. All of these options were granted with an exercise price per share equal to the fair market value of the common shares on the respective grant date. In addition, all of these options vested and became exercisable with respect to 20% of the common shares covered thereby on each of the grant date and the first, second, third and fourth anniversaries of the grant date.
Each option granted to a Non-Employee Director under the 1996 Incentive Stock Plan has a ten-year term. If a Non-Employee Director ceases to be a member of the Board, his vested options may be exercised for a period of three months (12 months in the case of a Non-Employee Director who becomes disabled or dies) after the date his service ends, subject in each case to the stated term of each option. However, a Non-Employee Director who ceases to be a director after having been convicted of, or pled guilty or nolo contendere to, a felony immediately forfeits all of his options.
Following the approval of the AirNet Systems, Inc. 2004 Stock Incentive Plan by the shareholders of AirNet at the 2004 Annual Meeting of Shareholders, no further options have been or will be granted to the Non-Employee Directors under the 1996 Stock Incentive Plan.
Options Granted under 2004 Stock Incentive Plan
Under the 2004 Stock Incentive Plan, each newly-elected or appointed Non-Employee Director after June 4, 2004 has been and is to be granted an option to purchase 20,000 AirNet common shares effective on the date of his election or appointment to the Board. In accordance with the terms of the 2004 Stock Incentive Plan, on July 20, 2005, each of James M. Chadwick and Gerald Hellerman was automatically granted an option to purchase 20,000 common shares with an exercise price of $4.26 per share and (ii) on September 25, 2007, each of Thomas J. Kiernan and Robert H. Milbourne was automatically granted an option to purchase 20,000 common shares with an exercise price of $2.52 per share.
In addition, on the first business day of each fiscal year, each individual who is then serving as a Non-Employee Director and has served for at least one full one-year term as a Non-Employee Director, is automatically granted an option to purchase 4,000 AirNet common shares. On January 2, 2007 (the first business day of the 2007 fiscal year), each of the individuals then serving as a Non-Employee Director who had served for at least one full one-year term on that date, thereby being eligible for the grant – James M. Chadwick, Russell M. Gertmenian, Gerald Hellerman and James E. Riddle – was automatically granted an option to purchase 4,000 AirNet common shares with an exercise price of $2.91. Each of the individuals serving as a Non-Employee Director on January 2, 2008 (the first business day of the 2008 fiscal year) who had served for at least one full one-year term on that date, thereby being eligible for the grant – James M. Chadwick, Gerald Hellerman and James E. Riddle — was automatically granted an option to purchase 4,000 AirNet common shares with an exercise price of $1.87.
Each option automatically granted under the 2004 Stock Incentive Plan vests and becomes exercisable as to 20% of the common shares covered thereby on each of the grant date and the first, second, third and fourth anniversaries of the grant date. Each option automatically granted under the 2004 Stock Incentive Plan must have an exercise price per share equal to the closing price of the underlying common shares as reported on the AMEX on the grant date (or, if the grant date is not a trading day on AMEX, on the first trading day following the grant date). Any outstanding unvested options will become fully exercisable (i) if the Non-Employee Director retires from service as an AirNet director after having served at least one full one-year term, becomes totally disabled or dies or (ii) if AirNet undergoes a merger or consolidation or reclassification of the common shares or the exchange of the common shares for the securities of another entity (other than a subsidiary of AirNet) that has acquired AirNet’s assets or which is in control of an entity that has acquired AirNet’s assets.
Once vested and exercisable, each option automatically granted to a Non-Employee Director under the 2004 Stock Incentive Plan will remain exercisable until the earlier to occur of (i) ten years after the grant date or (ii) three months after the Non-Employee Director ceases to be a member of the Board (24 months in the case of a Non-Employee Director who becomes disabled, dies or retires after having served at least one full one-year term), subject in each case to the stated term of each option. However, if a Non-Employee Director’s service as a director is terminated for cause, he will immediately forfeit his options.
ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The following table furnishes information regarding the beneficial ownership of common shares of AirNet by (i) each current director of AirNet, (ii) each individual who qualifies as a named executive officer of AirNet as defined in Item 402(m)(2) of SEC Regulation S-K, and (iii) all current directors and executive officers of AirNet as a group, in each case as of April 25, 2008.

	Amount and Nature of Beneficial Ownership (1)
		Common Shares
		Which Can Be
		Acquired Upon
		Exercise of Options
		Which Are Currently
		Exercisable or
	Common	Which Will First
Name of Beneficial Owner	Shares	Become Exercisable		Percent of
or Number of Persons in Group	Presently Held	Within 60 Days (2)	Total	Class (3)
James M. Chadwick	34,800 (4)	14,400	49,200	(5)
Gerald Hellerman	0	14,400	14,400	(5)
Thomas J. Kiernan	0	4,000	4,000	(5)
Robert H. Milbourne	0	4,000	4,000	(5)
Bruce D. Parker (6)	0	174,000	174,000	(5)
James E. Riddle	5,000	38,400	43,400	(5)
Larry M. Glasscock, Jr. (6)	10,000	40,000	50,000	(5)
Jeffery B. Harris (6)	4,719	72,130	76,849	(5)
Gary W. Qualmann (6)(7)	0	0	0	(5)

All current directors and executive officers as a group (10 individuals) (8)	54,519	393,330	447,849	3.6%

(1)	Unless otherwise indicated in the footnotes to this table, each beneficial owner has sole voting and dispositive power with respect to all of the common shares reflected in this table for such beneficial owner. All fractional shares have been rounded down to the nearest whole common share.

(2)	Does not include options which are not currently exercisable and which will not first become exercisable within 60 days of April 25, 2008, as to the following number of common shares: (a) Mr. Chadwick — 13,600 common shares; (b) Mr. Hellerman — 13,600 common shares; (c) Mr. Kiernan — 16,000 common shares; (d) Mr. Milbourne — 16,000 common shares; (e) Mr. Riddle — 5,600 common shares; and (f) all current directors and executive officers as a group — 64,800 common shares.

(3)	The “Percent of Class” computation is based upon the total number of common shares beneficially owned by the named person or group divided by the sum of (i) 12,113,808 common shares outstanding on April 25, 2008, and (ii) the number of common shares, if any, as to which the named person or group has the right to acquire beneficial ownership upon the exercise of options which are currently exercisable or which will first become exercisable within 60 days of April 25, 2008.

(4)	These 34,800 common shares are owned of record by Nadel and Gussman Combined Funds LLC. Mr. Chadwick has sole dispositive power as to the 34,800 common shares owned by Nadel and Gussman Combined Funds LLC.

(5)	Represents ownership of less than 1% of the outstanding common shares.

(6)	Individual who qualifies as a named executive officer of AirNet as defined in Item 402(m)(2) of SEC Regulation S-K. Mr. Parker also serves as a director of AirNet.

(7)	Mr. Qualmann resigned from his positions as AirNet’s Chief Financial Officer, Secretary and Treasurer effective October 3, 2007 and separated from service with AirNet and its subsidiaries effective as of October 12, 2007.

(8)	Includes the six directors identified in this table and Messrs. Ray L. Druseikis — Vice President of Finance and Controller; Interim Chief Financial Officer, Treasurer and Secretary; Larry M. Glasscock, Jr. — Senior Vice President, Express Services; Jeffery B. Harris — Senior Vice President and Chief Operating Officer; and Craig A. Leach — Vice President, Information Systems.
The following table furnishes information regarding the beneficial ownership of common shares of AirNet by each person known by AirNet to beneficially own more than 5% of AirNet’s outstanding common shares as of April 25, 2008 (unless otherwise indicated).

	Amount and Nature of Beneficial Ownership (1)
			Common Shares
			Which Can Be
			Acquired Upon
			Exercise of Options
			Which Are Currently
			Exercisable or
	Common		Which Will First
Name and Address	Shares		Become Exercisable			Percent of
of Beneficial Owner	Presently Held		Within 60 Days	Total		Class (2)
AirNet Holdings, Inc.(3)	1,934,197		0	1,934,197		16.0%
AirNet Acquisition, LLC Bayside AirNet Holdings, Inc.
1001 Brickell Bay Drive, 26th Floor Miami, FL 33131

Heartland Advisors, Inc. (4)	1,325,000	(4)	0	1,325,000	(4)	10.9%
William J. Nasgovitz
789 North Water Street Milwaukee, WI 53202

Bulldog Investors; Phillip Goldstein; Andrew Dakos (5) 60 Heritage Drive Pleasantville, NY 10570	932,943	(5)	0	932,943	(5)	7.7%

Dimensional Fund Advisors LP (6) 1299 Ocean Avenue Santa Monica, CA 90401	882,767	(6)	0	882,767	(6)	7.3%

	Amount and Nature of Beneficial Ownership (1)
		Common Shares
		Which Can Be
		Acquired Upon
		Exercise of Options
		Which Are Currently
		Exercisable or
	Common	Which Will First
Name and Address	Shares	Become Exercisable			Percent of
of Beneficial Owner	Presently Held	Within 60 Days	Total		Class (2)
Clam Partners, LLC (7) Clam Manager, LLC Gregory A. Carlin	430,000 (7)	0	430,000	(7)	3.5%
900 N. Michigan Avenue Suite 1900 Chicago, IL 60611

BCB Consultants, LLC (7) Black Sheep Partners, LLC Black Sheep Partners II, LLC Brian C. Black	220,000 (7)	0	220,000	(7)	1.8%
900 N. Michigan Avenue Suite 1900 Chicago, IL 60611

(1)	Unless otherwise indicated in the footnotes to this table, each beneficial owner has sole voting and dispositive power with respect to all of the common shares reflected in this table for such beneficial owner.

(2)	Except as otherwise noted, the “Percent of Class” computation is based upon the total number of common shares beneficially owned by the named person divided by 12,113,808 common shares outstanding on April 25, 2008.

(3)	On March 31, 2008, AirNet Holdings, Inc. (“AirNet Holdings”) purchased 1,934,197 common shares from AirNet at a price of $2.81 per share. AirNet Holdings is a subsidiary of AirNet Acquisition, LLC, a Delaware limited liability company (“AirNet Acquisition LLC”). Bayside AirNet Holdings, Inc., a Delaware corporation (“Bayside AirNet Holdings”), owns all of the voting equity of AirNet Acquisition LLC and, therefore, Bayside AirNet Holdings may be deemed to have sole voting and investment power with respect to securities held by AirNet Acquisition LLC, which has sole voting and investment power with respect to securities held by AirNet Acquisition. Accordingly, Bayside AirNet Holdings and AirNet Acquisition LLC may be deemed, for purposes of Rule 13d-3 under the Securities Exchange Act of 1934, as amended, the beneficial owner of AirNet common shares held by AirNet Holdings. Although Bayside AirNet Holdings has sole voting and investment power with respect to the securities held by AirNet Acquisition LLC, Bayside Opportunity Fund, L.P. (“Bayside Opportunity Fund”) provided the funding necessary to complete the acquisition of the AirNet common shares and owns a nonvoting interest in AirNet Acquisition LLC. Bayside AirNet Holdings and AirNet Acquisition LLC disclaim beneficial ownership of the common shares of AirNet beneficially owned by them, except to the extent of their pecuniary interest in such common shares.

(4)	Based on information contained in a Schedule 13G amendment filed with the SEC on February 8, 2008, Heartland Advisors, Inc., a registered investment adviser (“HAI”), and William J. Nasgovitz, President and principal shareholder of HAI, were reported to have beneficially owned 1,325,000 common shares as of December 31, 2007 (10.9% of the outstanding common shares on April 25, 2008), with shared voting power as to 1,225,000 common shares and shared dispositive power as to 1,325,000 common shares. The Heartland Value Fund, a series of the Heartland Group, Inc., a registered investment company, was reported to own 903,000 of the common shares reported (or 7.5% of the outstanding common shares on April 25, 2008). The remaining common shares reported were owned by various other accounts managed by HAI on a discretionary basis. HAI may be deemed to have beneficially owned the 1,325,000 common shares reported by virtue of its investment discretion and voting authority granted by certain clients, which may be revoked at any time. Mr. Nasgovitz may be deemed to have beneficially owned the 1,325,000 common shares reported as a result of his ownership interest in HAI. HAI and Mr. Nasgovitz specifically disclaimed beneficial ownership of the common shares reported and did not admit that they constitute a group.

(5)	Based on information contained in a Schedule 13D amendment filed with the SEC on April 17, 2008 by Bulldog Investors, Phillip Goldstein and Andrew Dakos, which reported that Bulldog Investors, Phillip Goldstein and Andrew Dakos were deemed to be the beneficial owners of 932,943 common shares. Phillip Goldstein, whose business address is 60 Heritage Drive, Pleasantville, NY 10570, and Andrew Dakos, whose business address is 43 Waterford Drive, Montville, NJ 07045, were reported to have sole power to vote and dispose of the 932,943 common shares.

(6)	Based on information contained in a Schedule 13G amendment filed with the SEC on February 6, 2008, Dimensional Fund Advisors LP, a registered investment adviser (“Dimensional”), was reported to have beneficially owned 882,767 common shares as of December 31, 2007, all of which were held in portfolios of four registered investment companies to which Dimensional furnishes investment advice and of other commingled group trusts and separate accounts for which Dimensional serves as investment manager. Dimensional reported sole voting and dispositive power over the reported common shares. The common shares reported were owned by these investment companies, trusts and accounts. In its role as investment adviser or investment manager, Dimensional was reported to possess both sole voting power and sole dispositive power as to the common shares held in the portfolios of these investment companies, trusts and accounts. Dimensional disclaimed beneficial ownership of the reported common shares.

(7)	Based on information contained in a Schedule 13G jointly filed by the persons identified in this footnote (7) [but without affirming the existence of a group] with the SEC with a filing date of March 1, 2007 (the “Clam Partners — Black Sheep Schedule 13G”), which has not been further amended as of the date of this Amendment, as of February 2, 2007, Clam Partners, LLC (“Clam Partners”) was reported to have beneficially owned 430,000 common shares (or 3.5% of the outstanding common shares on April 25, 2008). Clam Manager, LLC (“Clam Manager”), the manager of Clam Partners, was reported to have the power to direct the vote and disposition of the common shares held by Clam Partners and to have beneficially owned the 430,000 common shares owned by Clam Partners. Gregory A. Carlin, as Managing Member of Clam Manager, was reported to have beneficially owned the same number of common shares (430,000 common shares) reported by Clam Manager. Each of Clam Manager and Gregory A. Carlin disclaimed beneficial ownership of the 430,000 common shares owned by Clam Partners except to the extent of their respective pecuniary interests therein.

Based on information contained in the Clam Partners — Black Sheep Schedule 13G, as of February 2, 2007, Black Sheep Partners, LLC (“Black Sheep”) was reported to have beneficially owned 142,900 common shares (or 1.2% of the outstanding common shares on April 25, 2008) and Black Sheep Partners II, LLC (“Black Sheep II”) was reported to have beneficially owned 77,100 common shares (or 0.6% of the outstanding common shares on April 25, 2008). BCB Consultants, LLC (“BCB Consultants”), the manager of each of Black Sheep and Black Sheep II, was reported to have the power to direct the vote and disposition of the common shares held by each of Black Sheep and Black Sheep II and to have beneficially owned an aggregate amount of 220,000 common shares (or 1.8% of the outstanding common shares on April 25, 2008), consisting of the common shares owned by Black Sheep and the common shares owned by Black Sheep II. Brian C. Black, as Managing Member of BCB Consultants, was reported to have beneficially owned the same number of common shares (220,000 common share) reported by BCB Consultants. Each of BCB Consultants and Brian C. Black disclaimed beneficial ownership of the 142,900 common shares owned by Black Sheep and the 77,100 common shares owned by Black Sheep II, except to the extent of their respective pecuniary interests therein.
Equity Compensation Plan Information
AirNet has three equity compensation plans under which common shares may be issued to eligible officers, directors or employees of AirNet and its subsidiaries in exchange for consideration in the form of goods or services: the 1996 Incentive Stock Plan, the 2004 Stock Incentive Plan and the Director Deferred Plan. The 1996 Incentive Stock Plan and the 2004 Stock Incentive Plan have been approved by the shareholders of AirNet, while the Director Deferred Plan has not.
The following table shows, as of December 31, 2007: (a) the number of common shares issuable upon exercise of outstanding options granted under the 1996 Incentive Stock Plan and the 2004 Stock Incentive Plan, and outstanding rights to purchase granted pursuant to the stock purchase program portion of the 2004 Stock Incentive Plan; (b) the weighted average exercise price of outstanding options granted under the 1996 Incentive Stock Plan and the 2004 Stock Incentive Plan; and (c) the number of common shares remaining available for future issuance under the 2004 Stock Incentive Plan, excluding common shares issuable upon exercise of outstanding options and rights to purchase. As of December 31, 2007, none of AirNet’s directors was participating in the Director Deferred Plan.

			Number of common shares
			remaining available for
	Number of common		future issuance under
	shares to be issued	Weighted-average	equity compensation plans
	upon exercise of	exercise price of	(excluding common shares
	outstanding options	outstanding options	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by	570,180 (1)	$4.86 (2)	514,180 (3)

shareholders Equity compensation plans not approved by shareholders	— (4)	n/a	— (5)

Total	570,180	$4.86	514,180

(1)	Includes 328,180 common shares issuable upon the exercise of options granted under the 1996 Incentive Stock Plan and 242,000 common shares issuable upon the exercise of options granted under the 2004 Stock Incentive Plan.

(2)	Represents the weighted-average exercise price of outstanding options granted under the 1996 Incentive Stock Plan and the 2004 Stock Incentive Plan. Rights to purchase common shares under the stock purchase program portion of the 2004 Stock Incentive Plan are priced based on the lesser of 85% of the fair market value of AirNet’s common shares on the first business day of the offering period or 85% of the fair market value of AirNet’s common shares on the last business day of the offering period. There were no rights to purchase common shares outstanding as of December 31, 2007 under the stock purchase program portion of the 2004 Stock Incentive Plan.

(3)	No further grants may be made under the 1996 Incentive Stock Plan. Of the 514,180 common shares remaining available for issuance under the 2004 Stock Incentive Plan as of December 31, 2007, 82,194 common shares are reserved for issuance under the stock purchase program portion of the 2004 Stock Incentive Plan.

(4)	As of December 31, 2007, none of AirNet’s directors participated in the Director Deferred Plan.

(5)	The number of common share equivalents attributable to participants’ accounts under the Director Deferred Plan will depend upon the number of Non-Employee Directors of AirNet electing to defer their fees, the amount deferred by each Non-Employee Director and whether the deferred fees are allocated to a stock account or a cash account under the Director Deferred Plan. The Director Deferred Plan does not specify a limit as to the number of common shares which may be issued thereunder. Please see the description of the Director Deferred Plan under the caption “ITEM 11 — EXECUTIVE COMPENSATION — Director Compensation - Director Deferred Compensation Plan.”
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review, Approval or Ratification of Transactions with Related Persons
Pursuant to the terms of its written charter, the Audit Committee of the Board is responsible for reviewing and making recommendations to the Board with respect to any proposed transaction involving AirNet or any subsidiary of AirNet, and any director or executive officer of AirNet or any subsidiary of AirNet, or any such transaction involving an immediate family member of any such director or executive officer or involving any entity in which any such director or executive officer has more than a modest financial interest. Further, under AirNet’s Code of Business Conduct and Ethics, the Audit Committee is responsible for reviewing and overseeing all actions and transactions in which the personal interests of an officer or director may be in conflict with those of AirNet and determining whether any such action or transaction represents a potential conflict of interest. A transaction creates a potential conflict of interest when business judgments or decisions may be influenced by personal interests not shared by AirNet as a whole. A conflict of interest may, for example, arise when an officer or director, or a member of his family, has an interest in a transaction to which AirNet or one of its subsidiaries is a participant, competes with AirNet or one of its subsidiaries, uses corporate property for personal gain or takes advantage of an opportunity that belongs to AirNet or one of its subsidiaries. Under AirNet’s Code of Business Conduct and Ethics, AirNet’s officers and directors must report transactions involving a potential conflict of interest to the Chairman of the Audit Committee for review and approval by the Audit Committee. When reviewing a transaction involving a potential conflict of interest, the Audit Committee will consider all of the relevant facts and circumstances and either approve or disapprove of the transaction. While the relevant facts and circumstances will vary depending on the transaction, they generally include:
•	the benefits to AirNet or one of its subsidiaries of the transaction;

•	the terms of the transaction;

•	the interest of the officer or director (or a member of his family) in the transaction;

•	the alternatives to entering into the transaction;

•	whether the transaction is on terms comparable to those available to third parties; and

•	the overall fairness of the transaction.
To the extent practicable, all transactions involving a potential conflict of interest will be approved in advance. If a transaction involving a potential conflict of interest that has not been pre-approved is discovered or, to the extent advance approval is not practicable, the Audit Committee will promptly consider all of the relevant facts and circumstances. If the transaction is ongoing, the Audit Committee will ratify, amend or terminate the transaction as it deems appropriate. If the transaction has been completed, the Audit Committee will consider if rescission of the transaction is appropriate and whether disciplinary action is warranted.
Transactions with Related Persons since January 1, 2007
One of AirNet’s former directors, Russell M. Gertmenian, is the managing partner of the law firm of Vorys, Sater, Seymour and Pease LLP and serves as Chair of that firm’s Management Committee. Vorys, Sater, Seymour and Pease LLP rendered legal services to AirNet and its subsidiaries during the 2007 fiscal year and continues to do so. During the 2007 fiscal year,

Vorys, Sater, Seymour and Pease LLP was paid approximately $305,000 in fees and expenses in connection with such legal services. This amount represents less than 1% of such firm’s 2007 gross revenues. These legal services were provided on an arm’s-length basis, and paid for at fair market value. AirNet believes that such services were effected on terms no less favorable to AirNet than those that would have been realized in transactions with unaffiliated entities or individuals. Consistent with its responsibility, the Audit Committee has reviewed and approved the relationship with Vorys, Sater, Seymour and Pease LLP as being consistent with the best interests of AirNet and its subsidiaries.
Director Independence
Applicable sections of the AMEX Rules require that at least a majority of the members of the Board be independent directors. The definition of an “independent director” for purposes of the AMEX Rules includes a series of objective tests, which AirNet has used in determining whether the members of the AirNet Board are independent. In addition, a member of AirNet’s Audit Committee will not be considered to be independent under the applicable AMEX Rules if he (i) does not satisfy the independence standards in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or (ii) has participated in the preparation of the financial statements of AirNet or any of AirNet’s current subsidiaries at any time during the past three years.
In making determinations as to the independence of AirNet’s directors consistent with the definition of “independent directors” in the applicable AMEX Rules, the Board reviewed, considered and discussed:
•	the relationships (including employment, commercial, industrial, consulting, legal, accounting, charitable and family relationships) of each director (and the immediate family members of each director) with AirNet and/or any of AirNet’s subsidiaries (either directly or as a partner, manager, director, trustee, controlling shareholder, officer, employee or member of any organization that has any such relationship) since January 1, 2005;

•	the compensation and other payments each director (and the immediate family members of each director):
•	has received from or made to AirNet and/or any of AirNet’s subsidiaries (either directly or as a partner, manager, director, trustee, controlling shareholder, officer, employee or member of an organization which has received compensation or payments from or made payments to AirNet and/or any of AirNet’s subsidiaries) since January 1, 2005; and

•	presently expects to receive or make to AirNet and/or any of AirNet’s subsidiaries (either directly or as a partner, manager, director, trustee, controlling shareholder, officer, employee or member of an organization);
•	the relationship, if any, between each director (and the immediate family members of each director) and AirNet’s independent registered public accounting firm since January 1, 2005;

•	whether any director (or any immediate family member of any director) is employed as an executive officer of another entity where at any time since January 1, 2005, any of AirNet’s executive officers served or presently serve on the compensation committee of such other entity; and

•	whether any director has participated in the preparation of the financial statements of AirNet or any of AirNet’s current subsidiaries at any time since January 1, 2005.
Based upon that review, consideration and discussion and the unanimous recommendation of the Nominating and Corporate Governance Committee, the Board has determined that at least a majority of its members qualify as independent directors under the applicable AMEX Rules. The Board has determined that each of James M. Chadwick, Gerald Hellerman, Thomas J. Kiernan, Robert H. Milbourne and James E. Riddle qualifies as an independent director because he has no financial or personal relationship, either directly or indirectly, with AirNet or AirNet’s subsidiaries other than: (i) ownership of AirNet common shares and (ii) compensation received in his capacity as a director of AirNet. As required by the AMEX Rules, AirNet’s Board has affirmatively determined that each independent director has no relationship with AirNet or any of AirNet’s subsidiaries that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Bruce D. Parker qualified as an independent director under the applicable AMEX Rules until December 28, 2006, when he was elected Chief Executive Officer and President of AirNet.
In addition, during his tenure on the Board for a portion of the 2007 fiscal year, Russell M. Gertmenian did not qualify as an independent director because he is a partner with the law firm of Vorys, Sater, Seymour and Pease LLP, which performed legal services for AirNet and its subsidiaries during the 2007 fiscal year and continues to do so. While the Board felt that Mr. Gertmenian’s relationship with the law firm did not interfere with his exercise of independent judgment in carrying out his responsibilities as a director, the Board determined that Mr. Gertmenian’s relationship may give the appearance of a conflict of interest and, as such, determined that he should not be considered an independent director.
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval of Services Performed by Independent Registered Public Accounting Firm
Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm employed by AirNet in order to ensure that those services do not impair that firm’s independence from AirNet. The SEC rules specify the types of non-audit services that an independent registered public accounting firm may not provide to its client and establish the Audit Committee’s responsibility for administration of the engagement of the independent registered public accounting firm.
Consistent with the SEC rules, the charter of the Audit Committee requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by AirNet’s independent registered public accounting firm to AirNet or any of its subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and, if it does, the decision of that member must be presented to the full Audit Committee at its next scheduled meeting.
All services proposed to be provided by the independent registered public accounting firm are discussed with the Audit Committee by both the independent registered public accounting firm and AirNet’s Chief Financial Officer. These discussions address whether, in their view, the provision of the proposed services is consistent with SEC rules governing the independence of the independent registered public accounting firm.
Fees of Independent Registered Public Accounting Firm
AirNet’s Audit Committee appointed Ernst & Young LLP (“E&Y”) to serve as AirNet’s independent registered public accounting firm for the 2007 fiscal year and has done so again for the 2008 fiscal year. E&Y has served as AirNet’s independent auditors/independent registered public accounting firm since 1989. The aggregate fees billed to AirNet and its subsidiaries by E&Y for each of the 2007 fiscal year and the 2006 fiscal year were as follows:

	2007	2006
	Fiscal Year	Fiscal Year
Audit Fees	$360,000	$348,217
Audit-Related Fees	$40,500	$—
Tax Fees	$50,900	$123,325
All Other Fees	$—	$—

Total	$451,400	$471,542

In the above table, in accordance with the applicable SEC rules, “audit fees” include fees for professional services rendered by E&Y in connection with the audit of AirNet’s annual consolidated financial statements and reviews of the consolidated financial statements included in AirNet’s Quarterly Reports on Form 10-Q. In addition, the “audit fees” for the 2007 fiscal year and 2006 fiscal year include fees for services rendered by E&Y in connection with filings made by AirNet with the SEC. “Audit-related fees” include fees for services rendered in connection with internal control reviews. “Tax fees” include fees for tax planning, research and compliance services.
All of the services rendered by E&Y to AirNet and its subsidiaries for each of the 2007 fiscal year and the 2006 fiscal year had been pre-approved by the Audit Committee.
PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as a part of this Amendment:
1.	None

2.	None

3.	Exhibits

Item 15 of the Original Form 10-K is amended by the addition of the following exhibits. Other than the following additions, Item 15 of the Original Form 10-K is unchanged.

Exhibit
No.	Description	Location

31.3	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.4	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRNET SYSTEMS, INC.

Dated: April 29, 2008	By:	/s/ Bruce D. Parker

Bruce D. Parker, Chairman of the Board,
Chief Executive Officer and President

INDEX TO EXHIBITS

Exhibit
No.	Description	Location

31.3	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.4	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith