Form 10-Q
period 2008-03-31
AIRNET SYSTEMS INC
filed 2008-05-12
CIK 1011696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of May 6, 2008, 12,113,808 of the Registrant’s common shares, par value $0.01, were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
In thousands, except par value data	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,375	$4,500
Accounts receivable, less allowances	18,409	18,681
Taxes receivable	2,283	—
Deposits and prepaids	1,941	2,402

Total current assets	33,008	25,583

Net property and equipment	24,233	24,731

Federal taxes receivable	5,550	—

Deposits and other assets	181	60

Total assets	$62,972	$50,374

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,121	$8,056
Salaries and related liabilities	2,423	4,036
Current portion of notes payable	—	—
Taxes payable	—	478

Total current liabilities	10,544	12,570

Notes payable, less current portion	—	—

Shareholders’ equity:
Preferred shares, $.01 par value; 10,000 shares authorized; no shares issued and outstanding	—	—
Common shares, $.01 par value; 40,000 shares authorized; 12,763 issued at March 31, 2008 and December 31, 2007, respectively	128	128
Additional paid-in-capital	65,118	77,035
Retained deficit	(7,076)	(16,339)
Accumulated other comprehensive income	46	46
Treasury shares, 650 and 2,587 common shares held at cost at March 31, 2008 and December 31, 2007, respectively	(5,788)	(23,066)

Total shareholders’ equity	52,428	37,804

Total liabilities and shareholders’ equity	$62,972	$50,374

See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

	Three Months Ended
	March 31,
In thousands, except per share data	2008	2007

NET REVENUES, NET OF EXCISE TAX
Bank services	$22,549	$26,494
Express services	15,381	14,214
Aviation services	234	804

Total net revenues	38,164	41,512

COSTS AND EXPENSES
Aircraft fuel	7,053	6,123
Aircraft maintenance	4,838	7,328
Operating wages and benefits	5,135	4,932
Contracted air costs	4,111	3,783
Ground courier	7,244	8,906
Depreciation	1,066	1,246
Insurance, rent and landing fees	1,858	2,138
Travel, training and other operating	1,740	1,584
Selling, general and administrative	3,965	4,262
Acquisition related costs	601	—
Net (gain) on disposition of assets	(394)	(880)

Total costs and expenses	37,217	39,422

Income from operations before interest and income taxes	947	2,090
Interest expense (income)	(36)	132

Income from operations before income taxes	983	1,958
Provision (benefit) for income taxes	(8,280)	100

Net income	$9,263	$1,858

Net income per common share — basic and diluted	$0.90	$0.18
See notes to condensed consolidated financial statements

AIRNET SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

	Three Months Ended
	March 31,
In thousands	2008	2007

Operating activities:
Net income	$9,263	$1,858
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,066	1,246
Gain on disposition of assets	(394)	(880)
Federal taxes receivable	(5,550)	—
Stock-based compensation expense	18	55
Cash provided by (used in) operating assets and liabilities:
Accounts receivable	272	1,386
Taxes receivable or payable	(2,761)	(964)
Deposits and prepaids	340	221
Accounts payable and accrued expenses	(27)	(1,302)
Salaries and related liabilities	(1,613)	(2,279)
Deferred income taxes	—	—

Net cash provided by (used in) continuing operations	614	(659)
Net cash provided by discontinued operations	—	458

Net cash provided by (used in) operating activities	614	(201)

Investing activities:
Purchases of property and equipment	(824)	(1,341)
Proceeds from sales of property and equipment	650	404

Net cash used in continuing operations	(174)	(937)
Net cash provided by (used in) discontinued operations	—	500

Net cash provided by (used in) investing activities	(174)	(437)

Financing activities:
Proceeds from sale of treasury stock	5,435	—
Net borrowings (repayments) of debt	—	(471)

Net cash provided by (used in) continuing operations	5,435	(471)
Net cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) financing activities	5,435	(471)

Net increase (decrease) in cash	5,875	(1,109)
Cash and cash equivalents at beginning of period	4,500	2,244

Cash and cash equivalents at end of period	$10,375	$1,135

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
The accompanying condensed consolidated financial statements include the accounts of AirNet and its subsidiaries. These financial statements are unaudited and have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) have been condensed or omitted as permitted by the instructions for Form 10-Q. The Condensed Consolidated Balance Sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by U.S. GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results for the full year ending December 31, 2008.
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
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP”) that amends SFAS 157 to delay the effective date for application of SFAS 157 non-financial assets and non-financial liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For the covered items, FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. AirNet has evaluated the guidance provided in SFAS 157 and has determined the adoption of SFAS 157 will not have a significant impact on the determination or reporting of AirNet’s financial results; however, additional disclosures in AirNet’s financial statements will be required.
2. Merger Agreement
As of March 31, 2008, AirNet entered into a definitive merger agreement to be acquired by an affiliate of Bayside Capital, Inc. (“Bayside Capital”) for $2.81 per share in a cash merger transaction. The price represented a premium of approximately 94% over the closing price of $1.45 per share on March 28, 2008. The total value of the transaction in the merger is approximately $28.7 million (before transaction costs). In conjunction with the merger agreement, the affiliate of Bayside Capital purchased approximately 1.9 million common shares of AirNet at $2.81 per share for a total purchase price of approximately $5.4 million.
The Board of Directors of AirNet unanimously approved the merger agreement, determined that the merger is in the best interests of AirNet’s shareholders and agreed to recommend approval and adoption of the merger and the merger agreement by AirNet’s shareholders. AirNet’s shareholders will vote on the proposed merger at a special meeting that has been called to be held on June 4, 2008. Completion of the merger is subject to various customary closing conditions, including shareholder approval and adoption of the merger and the merger agreement and the obtaining of any required regulatory approvals. The closing of the merger is expected to occur in June 2008, and is not subject to any financing contingencies. However, there can be no assurances that the parties will be able to obtain any required regulatory approvals of the merger on the proposed terms and schedule, that AirNet’s shareholders will approve and adopt the merger and the merger agreement or that the other closing conditions will be satisfied. Additionally, uncertainty surrounding the proposed merger may make it more difficult to maintain relationships with AirNet’s customers and team members. In the event that the merger is not consummated, AirNet’s management and Board of Directors would re-assess the options available to AirNet and may revise AirNet’s strategic direction as necessary.
3. Major Bank Services Customers
AirNet depends on certain major Bank Services customers for a large portion of its net revenues. If a major Bank Services customer significantly reduces the amount of business it does with AirNet, there would be an adverse impact on AirNet’s operating results. AirNet had five Bank Services customers that aggregated approximately 37% and 36% of total net revenues for the three month periods ended March 31, 2008 and 2007, respectively. One Bank Services customer comprised approximately 10% and 11% of total net revenues for the three month periods ended March 31, 2008 and 2007, respectively.
As a result of Bank Services customers’ continued transition to image products and other electronic alternatives to the physical movement of cancelled checks, weekday cancelled check pounds shipped per flying day declined approximately 48% for the three month period ended March 31, 2008 compared to the same period in 2007. Weekday cancelled check pounds shipped per flying day had declined approximately 37% for the three month period ended March 31, 2007 compared to the same period in 2006. AirNet expects the decline in cancelled checks volume to continue during the remainder of 2008 and thereafter.
During 2008, as a result of decreased demand for air transportation services, AirNet has continued to receive a number of service cancellations from its banking customers. These cancellations, which take effect at various times during 2008, do not impact AirNet’s banking revenues on a full year basis for the year they take effect. The full financial effect of such service cancellations is not realized until reporting periods that commence on or after the effective date of the cancellations. The net cancellations which are effective at various dates throughout 2008 represented approximately $14.8 million of revenues on an annual basis, including approximately $3.0 million of fuel surcharge revenues.
4. Stock Plans and Awards
At March 31, 2008, AirNet had two stock-based employee and director compensation plans, the Amended and Restated 1996 Incentive Stock Plan and the 2004 Stock Incentive Plan. AirNet accounts for the plans under SFAS No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123(R) requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the condensed consolidated statements of operations.
Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest. Stock-based compensation expense recognized in the condensed consolidated statements of operations for the three month periods ended March 31, 2008 and 2007 included compensation expense for stock-based payment awards granted prior to, but not yet vested, as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 148. Compensation expense for the stock-based payment awards that are granted subsequent to December 31, 2005 are based on the grant date fair value estimated in accordance with SFAS 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three month periods ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Currently, AirNet uses the Black-Scholes option pricing model to estimate the value of stock options granted to employees and directors for purposes of computing the stock-based compensation expense and disclosures required by FAS 123(R). During the three month periods ended March 31, 2008 and 2007, AirNet recognized stock-based compensation expense of approximately $13,000 and $55,000, respectively (approximately $8,000 and $54,000, net of tax, respectively) related to the vesting of outstanding stock options according to the provisions of FAS 123(R).
There were grants of stock options under the 2004 Stock Incentive Plan covering 12,000 common shares and 16,000 common shares during the three month periods ended March 31, 2008 and 2007, respectively. Total unamortized stock-based compensation expense for outstanding stock options was approximately $0.1 million and $0.2 million at March 31, 2008 and 2007, respectively, and is expected to be recognized over a period of approximately 4.0 years.
Under the terms of the merger agreement described in Note 2 of these Notes to Condensed Consolidated Financial Statements, at the effective time of the merger, each outstanding “in-the-money” stock option to purchase common shares of AirNet (whether or not then vested or exercisable) will be cancelled, and the holder of such stock option will be entitled to receive a cash payment equal to the excess, if any, of $2.81 over the exercise price per common share subject to the stock option, multiplied by the number of common shares subject to the unexercised portion of the stock option. Each payment will be made without interest and net of applicable withholding taxes.
5. Net Income Per Common Share
The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007

Numerator:
Net income	$9,263	$1,858

Denominator:
Basic — weighted average common shares outstanding	10,299	10,166

Diluted
Dilutive effect of stock options — employees, officers and directors	—	—

Adjusted weighted average common shares outstanding	10,299	10,166

Net income per common share — basic and diluted	$0.90	$0.18

Common shares subject to outstanding stock options excluded from the adjusted weighted average common shares outstanding calculation were approximately 530,848 and 677,550 for the three month periods ended March 31, 2008 and 2007, respectively. These stock options were antidilutive and excluded from the calculation because the exercise prices of these stock options were greater than the average fair market value of the underlying common shares in the respective periods.
6. Bank Financing Matters
Revolving Credit Facility
On March 29, 2007, AirNet and its lender (The Huntington National Bank) amended and restated the terms and conditions of the Amended and Restated Credit Agreement dated as of May 28, 2004, among The Huntington National Bank and Bank One, N.A., as lenders, and AirNet, as borrower (as amended and restated, the “Amended Credit Agreement”) by entering into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with The Huntington National Bank, as lender. The following description of the Second Amended Credit Agreement is qualified in its entirety by reference to the Second Amended Credit Agreement previously filed as Exhibit 4.50 in AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Second Amended Credit Agreement provides for a $15.0 million secured revolving credit facility and expires on October 15, 2008. The Second Amended Credit Agreement is secured by a first priority lien on all of the property of AirNet, other than any interest in real estate and certain excluded fixed assets. The stock and interests of AirNet’s subsidiaries continue to be pledged to secure the loans under the Second Amended Credit Agreement, and each of AirNet’s subsidiaries continues to guarantee AirNet’s obligations under the Second Amended Credit Agreement under a Consent and Agreement of Guarantors.
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
As of March 31, 2008, there were no loans outstanding under the Second Amended Credit Agreement. As of March 31, 2008, AirNet had approximately $0.8 million in standby letters of credit outstanding related to insurance programs, which reduced the amount available to borrow to approximately $14.2 million under the Second Amended Credit Agreement.
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
7. Income Taxes
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
On December 31, 2006, AirNet filed for a discretionary income tax method change with the Internal Revenue Service (the “IRS”). The income tax method change relates to deducting for tax purposes engine maintenance plan prepayments when paid that were previously deferred and deducted in later periods. On March 11, 2008, AirNet received notice from the IRS of approval for AirNet’s discretionary income tax method change. As required by SFAS No. 109, the effect of the method change is required to be reported in the period in which IRS approval is obtained; therefore, AirNet has recognized the effect of this method change in the three month period ended March 31, 2008. The method change was retroactive to 2006. The effect of this method change was an approximate $8.3 million income tax benefit. The income tax benefit primarily represents a reduction in deferred tax assets and a corresponding increase in income taxes receivable. The reduction in deferred tax assets also resulted in a corresponding decrease in AirNet’s valuation allowance for deferred tax assets with a corresponding tax benefit recognized in AirNet’s condensed consolidated statements of operations for the three month period ended March 31, 2008.
Excluding the effect of the income tax method change, AirNet’s tax provision for the period ended March 31, 2008 was approximately $30,000 representing a provision for state and local taxes. AirNet’s federal current income tax payable provision for the three month period ended March 31, 2008 was completely offset by the utilization of alternative minimum tax credit carryforwards and additional reductions in the valuation allowance for deferred tax assets.
At March 31, 2008, income taxes receivable approximate $7.8 million. AirNet has realized approximately $1.7 million of the receivable through receipt in the second quarter of 2008 of a refund for its 2007 federal tax estimated payments. An additional $584,000 is refundable from filing 2007 and 2006 amended state and local returns which AirNet expects to realize within the next twelve months. The remaining receivable relates to a 2006 federal income tax refund. AirNet is in process of filing an amended federal tax return for 2006 which will result in an additional refund of approximately $5.6 million in taxes previously paid. Payment of the 2006 refund is subject to a customary review by the Joint Committee of the IRS which most likely will include an IRS examination of AirNet’s amended 2006 income tax returns. The approval of the change in method is not the subject of the additional review; however, upon examination of the amended 2006 income tax returns, the IRS could challenge the material facts presented in the method change request and/or the computation of the change in method resulting in the 2006 refund. AirNet believes the facts and the computations of the effect of the method change are correct and therefore no reserve for uncertain tax positions has been recorded. Because of the customary length of the review and examination process, AirNet does not anticipate receipt of the approximate $5.6 million refund until sometime in 2009. Accordingly, approximately $5.6 million has been classified as a long term receivable in “federal taxes receivable” in the March 31, 2008 condensed consolidated balance sheet.
As of March 31, 2008, AirNet’s deferred tax assets substantially consisted of an approximately $1.0 million asset related to lower book versus tax carrying values of its aircraft assets primarily attributable to the book impairment charges that are not currently deductible for tax purposes and approximately $2.0 million related to net operating loss and alternative minimum tax credit carryforwards generated in prior periods. AirNet has determined that as of March 31, 2008, the “more likely than not” threshold under SFAS No. 109 has not been met and, therefore, has provided a full valuation allowance of approximately $3.0 million against its remaining net deferred tax assets.
During the three month period ended March 31, 2008, the valuation allowance for deferred tax assets decreased by approximately $8.7 million. The difference between the effective income tax rate and the federal statutory income tax rate for the three month period ended March 31, 2008 is primarily attributable to the net decrease in the valuation allowance which was primarily attributable to the effect of the method change previously described.
The difference between the effective income tax rate and the federal statutory income tax rate for the three month period ended March 31, 2007 was primarily attributable to the net change in the valuation allowance.
8. Aircraft Dispositions
In November 2006, AirNet entered into an agreement to sell all nine of its Cessna 310 aircraft for approximately $0.5 million. AirNet delivered seven aircraft in the first quarter of 2007 and delivered the two remaining aircraft in June 2007.
On January 10, 2007, one of AirNet’s Learjets was damaged and subsequently declared not airworthy. AirNet received insurance proceeds of approximately $1.2 million on April 19, 2007 related to this loss. The gain on disposition of aircraft for the three month period ended March 31, 2007 primarily reflects the excess of insurance proceeds over the net book value of this Learjet.
In February 2008, as a part of a planned aircraft fleet reduction, AirNet entered into an agreement to sell one of its Learjet aircraft for approximately $0.5 million. AirNet delivered the aircraft, and recognized a gain on the disposition, in the first quarter of 2008. Additionally, in February 2008, another Learjet aircraft was damaged by an air operator’s baggage tug and subsequently removed from AirNet’s aircraft fleet. In April 2008, AirNet received insurance proceeds of approximately $0.5 million related to this loss. Additionally, at that date, AirNet decided to market for sale the damaged Learjet aircraft. AirNet has determined that the plan of sale criteria of SFAS No. 144 has been met. The carrying value of the aircraft will be classified in “Assets held for sale” in the June 30, 2008 condensed consolidated balance sheet.
9. Contingencies
On April 30, 2008, a lawsuit was filed against AirNet, AirNet’s directors, Bayside Capital, AirNet Holdings and AirNet Acquisition. The suit seeks expedited discovery and a prompt hearing on plaintiff’s motion for a preliminary injunction to enjoin the merger (see Note 2). The plaintiff appears to allege that the defendants have breached a “duty of candor” by omitting certain information from the preliminary proxy statement filed with the SEC on April 16, 2008. AirNet and the other defendants believe that the plaintiff’s claims are entirely without merit and intend to vigorously defend against plaintiff’s claims.

AIRNET SYSTEMS, INC.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Safe Harbor Statement
Except for the historical information contained in this Quarterly Report on Form 10-Q, the matters discussed, including, but not limited to, statements concerning the prospects for completing the merger and the possible or assumed future results of operations of AirNet as well as statements regarding plans and objectives of AirNet’s management, are forward-looking statements that involve risks and uncertainties. When used in this document, the words “believe”, “anticipate”, “estimate”, “expect”, “intend”, “may”, “plan(s)”, “project” and similar expressions are intended to be among statements that identify forward-looking statements. Because these forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. The following factors, in addition to those included in the disclosures under the heading “ITEM 1A — RISK FACTORS” of Part I of AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and “ITEM 1A — RISK FACTORS” of Part II of this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those expressed in our forward-looking statements: the failure to satisfy any of the closing conditions in the merger agreement, including the failure of AirNet’s shareholders to adopt the merger agreement and approve the merger; the failure to obtain any required regulatory approvals of the merger on the proposed terms and schedule; uncertainty surrounding the merger making it more difficult to maintain relationships with AirNet’s customers and team members; potential regulatory changes by the Federal Aviation Administration (“FAA”), the Department of Transportation (“DOT”) and the Transportation Security Administration (“TSA”), which could increase the regulation of AirNet’s business, or the Federal Reserve, which could change the competitive environment of transporting cancelled checks; changes in the way the FAA is funded which could increase AirNet’s operating costs; changes in check processing and shipment patterns of bank customers; changes in check processing and shipment patterns of the Federal Reserve System’s Check Relay Network; the continued acceleration of migration of AirNet’s Bank Services customers to electronic alternatives to the physical movement of cancelled checks; AirNet’s ability to reduce its cost structure to match declining revenues and operating expenses; disruptions to the Internet or AirNet’s technology infrastructure, including those impacting AirNet’s computer systems and corporate website; the impact of intense competition on AirNet’s ability to maintain or increase its prices for Express Services (including fuel surcharges in response to rising fuel costs); the impact of prolonged weakness in the United States economy on time-critical shipment volumes; significant changes in the volume of shipments transported on AirNet’s air transportation network, customer demand for AirNet’s various services or the prices it obtains for its services; the acceptance by AirNet’s weekday Bank Services customers of AirNet’s pricing structure; pilot shortages which could result in increased operating costs, a reduction in AirNet’s flight schedule or require subcontracting of certain routes; disruptions to operations due to adverse weather conditions, air traffic control-related constraints or aircraft accidents; potential changes in locally and federally mandated security requirements; increases in aviation fuel costs not fully offset by AirNet’s fuel surcharge program; acts of war and terrorist activities; technological advances and increases in the use of electronic funds transfers; the availability and cost of financing required for operations; other economic, competitive and domestic and foreign governmental factors affecting AirNet’s markets, prices and other facets of its operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. Please refer to the disclosures included in “ITEM 1A — RISK FACTORS” of Part I and in the section captioned “Forward-looking statements” in “ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION” of Part II of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 of AirNet Systems, Inc. (File No. 1-13025) and the disclosure included in “ITEM 1A — RISK FACTORS” of Part II of this Quarterly Report on Form 10-Q for additional details relating to risk factors that could affect AirNet’s results and cause those results to differ materially from those expressed in the forward-looking statements.
Merger Agreement
As of March 31, 2008, AirNet entered into a definitive merger agreement to be acquired by an affiliate of Bayside Capital, Inc. (“Bayside Capital”) for $2.81 per share in a cash merger transaction. The price represented a premium of approximately 94% over the closing price of $1.45 per share on March 28, 2008. The total value of the transaction in the merger is approximately $28.7 million (before transaction costs). In conjunction with the merger agreement, the affiliate of Bayside Capital purchased approximately 1.9 million common shares of AirNet at $2.81 per share for a total purchase price of approximately $5.4 million.

The Board of Directors of AirNet unanimously approved the merger agreement, determined that the merger is in the best interests of AirNet’s shareholders and agreed to recommend approval and adoption of the merger and the merger agreement by AirNet’s shareholders. AirNet’s shareholders will vote on the proposed merger at a special meeting that has been called to be held on June 4, 2008. Completion of the merger is subject to various customary closing conditions, including shareholder approval and adoption of the merger and the merger agreement and the obtaining of any required regulatory approvals. The closing of the merger is expected to occur in June 2008, and is not subject to any financing contingencies. However, there can be no assurances that the parties will be able to obtain any required regulatory approvals of the merger on the proposed terms and schedule, that AirNet’s shareholders will approve and adopt the merger and the merger agreement or that the other closing conditions will be satisfied. Additionally, uncertainty surrounding the proposed merger may make it more difficult to maintain relationships with AirNet’s customers and team members. In the event that the merger is not consummated, AirNet’s management and Board of Directors would re-assess the options available to AirNet and may revise AirNet’s strategic direction, as necessary.
Business Strategy
As previously disclosed in the section captioned “Business Strategy” in “ITEM 1 — BUSINESS” of Part I of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 of AirNet Systems, Inc., AirNet plans to continue providing transportation services to the banking industry, but expects that its Bank Services revenues will continue to decline at an accelerating rate in future periods as a result of the increasing use by Bank Services customers of image products and other electronic alternatives to the physical movement of cancelled checks.
The continuing decline in AirNet’s Bank Services revenues is causing additional significant changes to AirNet’s air transportation network, including further reductions in its airline route schedule, the number and type of aircraft it operates, its operating and administrative costs and may cause Bank Services customers to make additional cancellations.
Because of the continuing and accelerating decline in Bank Services revenues, as a result of an evaluation of its business strategy, AirNet is implementing growth plans to expand dedicated scheduled and on demand cargo charter services. AirNet is targeting customers in niche markets requiring high control, rapid delivery and non conforming delivery times. The plans involve expanding charter services for existing customers, extending charter services to other customers and market segments, and creating small specialized networks for specific customers. This cargo charter business model primarily involves flying an aircraft for a single customer under a customer defined itinerary where the customer buys the entire aircraft’s capacity. AirNet’s current customers for these services include medical testing laboratories, radioactive pharmaceuticals, medical equipment, controlled sensitive media firms and other companies that have mission critical operations. Additionally, AirNet intends to grow by providing express feeder service through dedicated charters for the large integrated carriers. This cargo charter model involves flying dedicated feeder charters where the cost structure is predominately the Aircraft, Crew, Maintenance, and Insurance costs excluding fuel (“ACMI”). The feeder ACMI market is a market within a competitive contract cargo carrier market, and primarily includes express feeder service to the large integrated carriers such as United Parcel Service (“UPS”), DHL, Purolator and Federal Express Corporation (“FedEx”). This ACMI market is highly fragmented with many small operators. AirNet believes that growth opportunities exist in the ACMI market because of large integrated carriers’ desire to work with a smaller number of feeder companies, a shift in emphasis from price to service reliability, and consolidation occurring within the airline sector in which AirNet operates.
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

Results of Operations
Financial Overview
Net Revenues

Dollars in ‘000’s	Three Months Ended				Increase (Decrease)
	March 31,				2008 to 2007
		% of		% of
Net Revenues	2008	Total	2007	Total	Dollars ($)	Percentage (%)

Revenues Net of Excise Tax:
Bank Services	$22,549	59%	$26,494	64%	$(3,945)	(15)%
Express Services	15,381	40%	14,214	34%	1,167	8%
Aviation Services	234	1%	804	2%	(570)	(71)%

Total Net Revenues	$38,164	100%	$41,512	100%	$(3,348)	(8)%

There were 49 flying days in the three month periods ended March 31, 2008 and 2007. There were 13 weekends in three month periods ended March 31, 2008 and 2007. Bank Services revenues and Express Services revenues are presented net of federal excise tax fees which were approximately 2% for Bank Services revenues for the three month period ended March 31, 2007 and approximately 3% for Express Services revenues for the three month periods ended March 31, 2008 and 2007.
Bank Services revenues declined approximately 15% (approximately 22% excluding fuel surcharges) for the three month period ended March 31, 2008 as compared to the same period in 2007 primarily due to a decrease in cancelled check volumes and shipments. While AirNet’s Bank Services revenue declined, AirNet’s income from continuing operations benefited from a decrease in operating expenses as a result of the reductions made in AirNet’s flight schedule in March 2007 and October 2007 as discussed below. AirNet’s total Express Services revenues increased approximately 8% (decreased approximately 1% excluding fuel surcharges) for the three month period ended March 31, 2008 as compared to the same period in 2007.
AirNet generally assesses its Bank Services customers a fuel surcharge, which is generally based on the Oil Price Index Summary — Columbus, Ohio (OPIS) index. The average fuel price on the OPIS index for the three month period ended March 31, 2008 increased approximately 56% over the comparable period in 2007. AirNet also assesses most of its Express Services customers a fuel surcharge based on the OPIS index, which is adjusted monthly based on changes in the OPIS index. As index rates fluctuate above a set threshold, surcharge rates will increase or decrease accordingly. The fuel surcharge rate is applied to the revenue amount billed to Bank Services and Express Services customers. AirNet assesses certain Express Services customers fuel surcharges based on negotiated contractual rates.
Fuel surcharge revenues for Bank Services in the three month period ended March 31, 2008 exceeded the comparable amounts in 2007 by approximately $1.2 million, or 37%. Fuel surcharge revenues for Express Services for the three month period ended March 31, 2008 decreased from the comparable amounts in 2007 by approximately $1.3 million, or 81%. Management believes Bank Services fuel surcharge revenues in 2008 will decrease from 2007 amounts and may not be sufficient to recover increases in fuel costs because of declining Bank Services revenues. Additionally, because of significant increases in fuel costs and the related escalation in fuel surcharges, AirNet’s customers may consider using other alternatives to time-sensitive air transportation which could negatively affect AirNet’s results of operations.
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

Bank Services Revenues

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)
	March 31,		2008 to 2007
Bank Services Revenues	2008	2007	Dollars ($)	Percentage (%)

Bank Services Revenues	$17,928	$23,110	$(5,182)	(22)%
Fuel Surcharge	4,621	3,384	1,237	37%

Total Net Bank Services Revenues	$22,549	$26,494	$(3,945)	(15)%

Revenues before fuel surcharge:
Weekday Revenues Per Flying Day	$338	$446	$(108)	(24)%
Weekend Revenues Per Weekend	$106	$130	$(24)	(18)%
Bank Services shipments consist primarily of cancelled checks (checks processed for settlement), proof of deposit (unprocessed checks) and interoffice mail delivery. These shipments are transported on AirNet’s transportation network and, to a lesser extent, on commercial passenger airlines and dedicated AirNet aircraft charters for specific banks. In October 2007, AirNet announced a new pricing structure for AirNet’s weekday Bank Services customers and notified them of the structure and of price increases effective at various dates in the future. The new pricing structure and price increases incorporate tiered zone pricing features where the cities AirNet serves are categorized by current shipping volumes based on both origins and destinations and a core zone support charge effective when dispatches are terminated.
Excluding fuel surcharge, Bank Services revenues decreased approximately 22% for the three month period ended March 31, 2008 as compared to the same period in 2007 due to, but to a lesser extent than, the decrease in the number of Bank Services shipments and related total Bank Services pounds shipped per flying day, and was partially offset by pricing increases discussed above. Weekday cancelled check pounds shipped per flying day declined approximately 48% for the three month period ended March 31, 2008 as compared to the same period in 2007. Proof of deposit and interoffice mail deliveries increased, resulting in an aggregate decrease in total Bank Services pounds shipped per flying day of approximately 35% for the three month period ended March 31, 2008 as compared to the same period in 2007. Bank Services cancelled check pounds shipped per flying day have declined in each quarter of 2007 and the first quarter of 2008 at an increasing year-over-year rate. Additionally, Bank Services cancelled check pounds shipped per weekend have decreased approximately 28% for the three month period ended March 31, 2008 as compared to the same period in 2007. AirNet expects these trends to continue at an accelerating rate during the remainder of 2008 and thereafter.
Primarily as a result of the decline in cancelled check shipments and volumes, AirNet’s weekday revenues per flying day and weekend revenues per weekend, excluding fuel surcharges, decreased approximately 24% and 18%, respectively, for the three month periods ended March 31, 2008 as compared to the same periods in 2007. These declines were partially offset by a 37% increase in fuel surcharge revenues as well as price increases implemented in the fourth quarter of 2007. AirNet expects Bank Services revenues will continue to decline at an accelerating rate during the remainder of 2008 and thereafter as a result of service cancellations driven by a decline in cancelled check volume and as a result of the significant reduction in the number of flights conducted by AirNet’s air transportation network, as described above.
Bank Services Cancellations
During 2008, as a result of decreased demand for air transportation services, AirNet has continued to receive a number of service cancellations from its banking customers. These cancellations, which take effect at various times during 2008, do not impact AirNet’s banking revenues on a full year basis for the year they take effect. The full financial effect of such service cancellations is not realized until reporting periods that commence on or after the effective date of the cancellations. The net cancellations which are effective at various dates throughout 2008 represented approximately $14.8 million of revenues on an annual basis, including approximately $3.0 million of fuel surcharge revenues. The 2008 service cancellations, when combined with the reduction in AirNet’s air transportation network, as discussed below, will result in a significant further decline in AirNet’s Bank Services revenues during the remainder of 2008 and thereafter.

AirNet continues to consult with its banking customers to determine their future requirements for air transportation services as they transition to image products and other electronic alternatives to the physical movement of cancelled checks. As a result of past discussions, AirNet made significant changes in 2007 to its air transportation network to meet the evolving service needs of its Bank Services customers. These changes, which became effective March 26, 2007, resulted in the elimination of 45 flights, or approximately 10%, of AirNet’s weekday flight schedule. A substantial portion of the shipment volume previously transported on the eliminated flights was transitioned to other AirNet flights. In addition, in October 2007 AirNet made further changes to its air transportation network to meet the needs of its Bank Services customers.
Reductions in AirNet’s variable operating costs resulting from the March 2007 and October 2007 changes in its air transportation network substantially offset the loss of revenues including those resulting directly from these changes. AirNet did not reduce the number of aircraft in its fleet as a result of these changes in its air transportation network due to the number of aircraft needed to meet the continuing service requirements of its Bank Services and Express Services customers. AirNet expects that the accelerating decline in Bank Services revenues during the remainder of 2008 and thereafter will require substantial reductions in AirNet’s air transportation network, including aircraft disposals.
AirNet expects to receive additional service cancellations from its banking customers in 2008, which will result in further reductions in AirNet’s Bank Services revenues and related fuel surcharge revenues for the remainder of the 2008 fiscal year and beyond.
Express Services Revenues

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)
	March 31,		2008 to 2007
Express Services Revenues	2008	2007	Dollars ($)	Percentage (%)

Express Revenues — Non Charter	$8,115	$9,222	$(1,107)	(12)%
Express Revenues — Charter	4,388	3,404	984	29%
Fuel Surcharge	2,878	1,588	1,290	81%

Total Net Express Services Revenues	$15,381	$14,214	$1,167	8%

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
The total number of Non Charter Express shipments declined approximately 6% for the three month period ended March 31, 2008 as compared to the same period in 2007. The number of Non Charter shipments transported on AirNet’s air transportation network decreased approximately 5% for the three month period ended March 31, 2008 as compared to the same period in 2007. The number of Non Charter Express shipments transported via point-to-point surface shipments decreased approximately 2% for the three month period ended March 31, 2008 compared to the same period in 2007.
Express Revenues — Non Charter decreased approximately 12% for the three month period ended March 31, 2008 as compared to the same period in 2007. Of this decrease, revenues before fuel surcharges for point-to-point surface shipments decreased approximately 11% for the three month period ended March 31, 2008 as compared to the same period in 2007 primarily as a result of significant reduced shipping volume from one Express Services customer in the third quarter of 2007 as discussed below. This revenue loss was partially offset by increased shipping revenue from another Express Services customer requiring high custody and security control.
AirNet instituted a price increase on July 16, 2007 for one of its larger Express Services customers that provides distribution services to the entertainment industry. The price increase was implemented because of very low contribution margins that AirNet was realizing from this customer. The customer significantly reduced shipping with AirNet shortly after the price increase was implemented. This customer represented approximately 3% of Express Services revenues for the year ended December 31, 2007.
Express Revenues — Charter represent revenues AirNet derives from scheduled and unscheduled dedicated cargo charters transported on AirNet’s airline and on aircraft operated by other third parties. Cargo charter models, including ACMI charter flights, typically involve flying an aircraft for a single customer under a customer defined itinerary whereby the customer buys the entire aircraft’s capacity. AirNet typically provides dedicated charter solutions for customers involved in medical testing laboratories, radioactive pharmaceuticals, medical equipment, controlled sensitive media and mission critical parts industries. AirNet also provides dedicated charter flights for ACMI customers. The approximate 29% increase in revenues in Express Revenues - Charter for the three month period ended March 31, 2008 from the same period in 2007 was primarily due to an increase in the number of charters for customers in these industries.
AirNet is implementing growth plans to expand dedicated scheduled and on demand cargo charter services for customers in niche markets requiring high control, rapid delivery and non conforming delivery times. These plans involve expanding charter services for existing customers, extending charter services to other customers and market segments, and creating small specialized networks for specific customers. This cargo charter business model involves flying an aircraft for a single customer under a customer defined itinerary where the customer buys the entire aircraft’s capacity. AirNet’s current customers for these services include medical testing laboratories, radioactive pharmaceuticals, medical equipment, controlled sensitive media firms and other companies that have mission critical operations. Additionally, AirNet intends to grow by providing express feeder service through dedicated charters for the large integrated carriers. This cargo charter model involves flying dedicated feeder charters where the cost structure is predominately ACMI. The feeder ACMI market is a market within a competitive contract cargo carrier market, and primarily includes express feeder service to the large integrated carriers such as UPS, DHL, Purolator and FedEx. This ACMI market is highly fragmented with many small operators. AirNet believes that growth opportunities exist in the ACMI market because of large integrated carriers’ desire to work with a smaller number of feeder companies, a shift in emphasis from price to service reliability, and consolidation occurring within the airline sector in which AirNet operates.
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
Aviation Services
Aviation Services revenues primarily relate to AirNet’s fixed base operation services for aircraft maintenance and fuel sales provided in Columbus, Ohio. The decrease in Aviation Services revenues primarily resulted from a reduction in certain retail maintenance services provided to Pinnacle Air, LLC in the second half of fiscal 2007. AirNet also provides aircraft maintenance management services and retail maintenance services for other aircraft.

Costs and Expenses

Dollars in ‘000’s	Three Months Ended		Increase (Decrease)
	March 31,		2008 to 2007
Costs and Expenses	2008	2007	Dollars ($)	Percentage (%)

Aircraft fuel	$7,053	$6,123	$930	15%
Aircraft maintenance	4,838	7,328	(2,490)	(34)%
Operating wages and benefits	5,135	4,932	203	4%
Contracted air costs	4,111	3,783	328	9%
Ground courier	7,244	8,906	(1,662)	(19)%
Depreciation	1,066	1,246	(180)	(14)%
Insurance, rent and landing fees	1,858	2,138	(280)	(13)%
Travel, training and other	1,740	1,584	156	10%
Selling, general and administrative	3,965	4,262	(297)	(7)%
Acquisition related costs	601	—	601	*
Net gain on disposition of assets	(394)	(880)	486	*

Total Costs and Expenses	$37,217	$39,422	$(2,205)	(6)%

*      The percentage increase (decrease) is not meaningful.
Total aircraft fuel expense increased approximately $0.9 million for the three month period ended March 31, 2008 as compared to the same period in 2007 primarily as a result of the significant increase in average fuel prices. The average fuel price on the OPIS index for the three month period ended March 31, 2008 increased approximately 56% over the comparable period in 2007. The increase in average fuel prices was partially offset by a decrease in hours flown.
Aircraft maintenance is primarily based on pre-determined inspection intervals, determined by hours flown, cycles and the number of aircraft take-offs and landings. High use, older aircraft that are no longer in production, such as those in AirNet’s cargo fleet, incur higher maintenance costs than lower use, newer aircraft. Aircraft maintenance is also based on expensing approximately 75% of the engine maintenance plan prepayments, as further described below; retail maintenance services provided to third parties; the timing of major maintenance events; and the age of AirNet’s cargo fleet, including Learjets which averaged approximately 26 years in service at the end of 2007.
The decline in aircraft maintenance expense is primarily due to the decrease in the number of major maintenance events incurred and the reduction in retail maintenance services provided to third parties for the three month period ended March 31, 2008 as compared to the same period in 2007.
AirNet uses manufacturer engine maintenance plans to provide recurring inspection maintenance and major overhaul maintenance for most of the engines in its Learjet fleet. At March 31, 2008, essentially all of AirNet’s Learjet 35 aircraft engines were covered under manufacturer engine maintenance plans. Under the manufacturer engine maintenance plans, AirNet pays in advance for certain maintenance, repair and overhaul costs based on an amount per hour for each hour flown. In October 2006, following the write down of a substantial portion of the prepaid assets related to these engine maintenance plans in connection with the 2006 asset impairment charge, AirNet changed its estimate of the portion of these payments that should be capitalized and began expensing approximately 75% of the prepayments, which are included in aircraft maintenance expense. In 2008, AirNet expects to expense approximately 77% of the prepayments due to an increase in manufacturer maintenance plan rates. Management estimates that expensing payments made under manufacturer engine maintenance plans at this rate will maintain engine book values at the amounts determined to be appropriate as part of the 2006 and 2007 asset impairment charges. The portion of capitalized prepayments totaled approximately $4.5 million and $3.7 million, respectively, at March 31, 2008 and 2007.
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
AirNet does not expect to capitalize any significant expenditures made in 2008 related to the aircraft fleet, with the exception of certain major engine repairs and improvements to engines not covered by manufacturer engine maintenance plans, and a portion of the prepayments under manufacturer engine maintenance plans related to the

Learjet 35 aircraft. Consequently, the timing and number of required major aircraft maintenance events can have a significant impact on AirNet’s results of operations and comparability between periods. As available capacity on AirNet’s air transportation network permits, AirNet has and will continue to coordinate the timing of aircraft disposals to permit deferral or elimination of major aircraft maintenance events and related aircraft maintenance expense. During 2007, AirNet reduced the use of one aircraft nearing major aircraft maintenance events and ultimately sold this aircraft in February 2008.
Included in operating wages and benefits are those for AirNet’s aircraft pilots. Because of increased hiring by commercial passenger airlines and other third-party aircraft operators, the competition for obtaining qualified pilots has significantly increased. Consequently, AirNet has experienced, and is currently experiencing, higher pilot attrition which has periodically caused pilot shortages. To date, AirNet has generally been able to complete scheduled flights using line pilots, reserve pilots and instructors, flight rated management or third party contract air carriers. These remedies have resulted in increased pilot travel expense and subcontracted air route costs. Flight cancellations and associated revenue losses have been minimal. In an effort to address the competition for available pilots, AirNet has increased pilot compensation and has implemented bonus arrangements to attract and retain qualified pilots. AirNet has also increased its pilot recruiting and training activities. The compensation increases and bonus arrangements will result in a significant increase in AirNet’s operating wages and benefits expense; however, to date, the increases have generally been offset by the overall lower number of pilots. As a result of the increased pilot recruiting and implementation of pilot compensation increases and bonus arrangements, AirNet expects to increase its retention of qualified pilots in 2008 and thereafter. However, there can be no assurance that the compensation increases and bonus arrangements will be successful in attracting or retaining qualified pilots, or that scheduled flights will not be cancelled, resulting in revenue losses, because of pilot shortages.
Contracted air costs include costs to third-party aircraft operators for subcontracted air routes to support or supplement AirNet’s national air transportation network as well as expenses associated with shipments transported on commercial passenger airlines. Approximately 17% of AirNet’s cargo flights per night are subcontracted to third-party aircraft operators. Costs related to back-up and subcontracted air routes increased for the three month period ended March 31, 2008 as compared to the same period in 2007 primarily due to an increase in the use of subcontracted air routes for certain Express Services customers and as a substitute for AirNet aircraft when AirNet flight crews were not available.
Ground courier costs decreased approximately $1.7 million, or 19%, for the three month period ended March 31, 2008 compared to the same period in 2007. Ground courier costs decreased primarily due to the decline in the number of Express Services and Bank Services shipments as compared to the same period in 2007 as previously discussed above.
Aircraft depreciation decreased approximately $0.2 million for the three month period March 31, 2008 as compared to the same period in 2007 primarily due to lower aircraft values caused by the impairment charges recorded in 2006 and 2007. Additionally, aircraft engine depreciation, which is based on engine hours operated, decreased because of the decline in flight hours in the three month period ended March 31, 2008 as compared to the same period in 2007. Management expects 2008 depreciation expense to remain below 2007 levels as a result of lower aircraft values resulting from asset impairment charges and decreased flight hours.
Travel, training and other operating expenses increased approximately $0.2 million for the three month period ended March 31, 2008 as compared to the same period in 2007 primarily due to increased aircraft pilot travel and training costs caused by pilot attrition and related pilot shortages, and as a result of overall increases in other costs at certain field operational locations.
The reduction in selling, general and administrative costs of approximately $0.3 million for the three month period ended March 31, 2008 as compared to the same period in 2007 is primarily due to expense reductions for consulting and other general and administrative costs and expenses.
Acquisition related costs of approximately $0.6 million for the three month period ended March 31, 2008 primarily reflect legal and investment banker expenses associated with AirNet entering into a definitive merger agreement with an affiliate of Bayside Capital, as previously discussed above.
The net gain on disposition of assets primarily reflects the sale of aircraft and aircraft components. In November 2006, AirNet entered into an agreement to sell all nine of its Cessna 310 aircraft for approximately $0.5 million. AirNet delivered seven aircraft in the first quarter of 2007 and delivered the two remaining aircraft in June 2007.
On January 10, 2007, one of AirNet’s Learjets was damaged and subsequently declared not airworthy. AirNet received insurance proceeds of approximately $1.2 million on April 19, 2007 related to this loss. The gain on disposition of aircraft for the three month period ended March 31, 2007 primarily reflects the excess of insurance proceeds over the net book value of this Learjet.
In February 2008, as a part of a planned aircraft fleet reduction, AirNet entered into an agreement to sell one of its Learjet aircraft for approximately $0.5 million. AirNet delivered the aircraft, and recognized a gain on the disposition, in the first quarter of 2008. Additionally, in February 2008, another Learjet aircraft was damaged by an air operator’s baggage tug and subsequently removed from AirNet’s aircraft fleet. In April 2008, AirNet received insurance proceeds of approximately $0.5 million related to this loss. Additionally, at that date, AirNet decided to market for sale the damaged Learjet aircraft. AirNet has determined that the plan of sale criteria of SFAS No. 144 has been met. The carrying value of the aircraft will be classified in “Assets held for sale” in the second quarter 2008 condensed consolidated balance sheet.
AirNet is implementing growth plans to expand dedicated scheduled and on demand cargo charter services for customers in niche markets requiring high control, rapid delivery and non conforming delivery times. These plans involve expanding charter services for existing customers, extending charter services to other customers and market segments, and creating small specialized networks for specific customers. AirNet will operate a smaller national network as the bank business changes and may become an air carrier that primarily serves charter customers in a scheduled and on demand environment. AirNet expects to implement cost reductions in its administration, ground and air network operations coinciding with adjustments to the changing Bank Services and Express Services business conditions. AirNet will also evaluate and adjust its current fleet of aircraft types to support ACMI and dedicated cargo charter service requirements. AirNet expects to make additional changes in its aircraft fleet over time both in terms of reductions or additions of aircraft and aircraft types.
Interest expense from continuing operations decreased approximately $0.2 million for the three month period ended March 31, 2008 as compared to the same period in 2007 primarily from a reduction in the average debt outstanding, including the full payment of the amount outstanding under AirNet’s revolving credit facility and the repayment of the principal balance outstanding under AirNet’s term loan in 2007.
On December 31, 2006, AirNet filed for a discretionary income tax method change with the Internal Revenue Service (the “IRS”). The income tax method change relates to deducting for tax purposes engine maintenance plan prepayments when paid that were previously deferred and deducted in later periods. On March 11, 2008, AirNet received notice from the IRS of approval for AirNet’s discretionary income tax method change. As required by SFAS No. 109, the effect of the method change is required to be reported in the period in which IRS approval is obtained; therefore, AirNet has recognized the effect of this method change in the three month period ended March 31, 2008. The method change was retroactive to 2006. The effect of this method change was an approximate $8.3 million income tax benefit. The income tax benefit primarily represents a reduction in deferred tax assets and a corresponding increase in income taxes receivable. The reduction in deferred tax assets also resulted in a corresponding decrease in AirNet’s valuation allowance for deferred tax assets with a corresponding tax benefit recognized in AirNet’s condensed consolidated statements of operations for the three month period ended March 31, 2008.
Excluding the effect of the income tax method change, AirNet’s tax provision for the period ended March 31, 2008 was approximately $30,000 representing a provision for state and local taxes. AirNet’s federal current income tax payable provision for the three month period ended March 31, 2008 was completely offset by the utilization of alternative minimum tax credit carryforwards and additional reductions in the valuation allowance for deferred tax assets.
At March 31, 2008, income taxes receivable approximate $7.8 million. AirNet has realized approximately $1.7 million of the receivable through receipt in the second quarter of 2008 of a refund for its 2007 federal tax estimated payments. An additional $584,000 is refundable from filing 2007 and 2006 amended state and local returns which AirNet expects to realize within the next twelve months. The remaining receivable relates to a 2006 federal income tax refund. AirNet is in process of filing an amended federal tax return for 2006 which will result in an additional refund of approximately $5.6 million in taxes previously paid. Payment of the 2006 refund is subject to a customary review by the Joint Committee of the IRS which most likely will include an IRS examination of AirNet’s amended 2006 income tax returns. The approval of the change in method is not the subject of the additional review; however, upon examination of the amended 2006 income tax returns, the IRS could challenge the material facts presented in the method change request and/or the computation of the change in method resulting in the 2006 refund. AirNet believes the facts and the computations of the effect of the method change are correct and therefore no reserve for uncertain tax positions has been recorded. Because of the customary length of the review and examination process, AirNet does not anticipate receipt of the approximate $5.6 million refund until sometime in 2009. Accordingly, approximately $5.6 million has been classified as a long term receivable in “federal taxes receivable” in the March 31, 2008 condensed consolidated balance sheet.

As of March 31, 2008, AirNet’s deferred tax assets substantially consisted of an approximately $1.0 million asset related to lower book versus tax carrying values of its aircraft assets primarily attributable to the book impairment charges that are not currently deductible for tax purposes and approximately $2.0 million related to net operating loss and alternative minimum tax credit carryforwards generated in prior periods. AirNet has determined that as of March 31, 2008, the “more likely than not” threshold under SFAS No. 109 has not been met and, therefore, has provided a full valuation allowance of approximately $3.0 million against its remaining net deferred tax assets.
During the three month period ended March 31, 2008, the valuation allowance for deferred tax assets decreased by approximately $8.7 million. The difference between the effective income tax rate and the federal statutory income tax rate for the three month period ended March 31, 2008 is primarily attributable to the net decrease in the valuation allowance which was primarily attributable to the effect of the method change previously described.
The difference between the effective income tax rate and the federal statutory income tax rate for the three month period ended March 31, 2007 was primarily attributable to the net change in the valuation allowance.
Liquidity and Capital Resources
Cash flow from operating activities — Continuing Operations
Net cash provided by operating activities from continuing operations was approximately $0.6 million for the three month period ended March 31, 2008, compared to cash used by operating activities from continuing operations of approximately $0.7 million for the same period in 2007. The approximate $1.3 million increase in cash from operating activities was primarily due to changes in working capital components.
Cash flow from operating activities — Discontinued Operations
Net cash from operating activities provided by discontinued operations of approximately $0.5 million for the three month period ended March 31, 2007 primarily reflected collection of outstanding Jetride receivables.
Financing Activities — Continuing Operations
The increase in net cash provided by financing activities for the three month period ended March 31, 2008 as compared to the same period in 2007 reflects the sale of approximately 1.9 million common shares for approximately $5.4 million in connection with the merger agreement with an affiliate of Bayside Capital, as previously discussed above.
Revolving Credit Facility
On March 29, 2007, AirNet and its lender (The Huntington National Bank) amended and restated the terms and conditions of the Amended and Restated Credit Agreement dated as of May 28, 2004, among The Huntington National Bank and Bank One, N.A., as lenders, and AirNet, as borrower (as amended and restated, the “Amended Credit Agreement”) by entering into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with The Huntington National Bank, as lender. The following description of the Second Amended Credit Agreement is qualified in its entirety by reference to the Second Amended Credit Agreement previously filed as Exhibit 4.50 in AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Second Amended Credit Agreement provides for a $15.0 million secured revolving credit facility and expires on October 15, 2008. The Second Amended Credit Agreement is secured by a first priority lien on all of the property of AirNet, other than any interest in real estate and certain excluded fixed assets. The stock and interests of AirNet’s subsidiaries continue to be pledged to secure the loans under the Second Amended Credit Agreement, and each of AirNet’s subsidiaries continues to guarantee AirNet’s obligations under the Second Amended Credit Agreement under a Consent and Agreement of Guarantors.
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
As of March 31, 2008, there were no loans outstanding under the Second Amended Credit Agreement. As of March 31, 2008, AirNet had approximately $0.8 million in standby letters of credit outstanding related to insurance programs, which reduced the amount available to borrow to approximately $14.2 million under the Second Amended Credit Agreement.
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
Investing Activities — Continuing Operations
Capital expenditures from continuing operations totaled approximately $0.8 million for the three month period ended March 31, 2008 versus approximately $1.3 million for the same period in 2007. The 2008 and 2007 expenditures were primarily for major aircraft engine overhauls. AirNet anticipates it will spend between $4.5 million and $5.0 million in total capital expenditures in 2008. The 2008 proceeds from sales of property and equipment primarily reflect proceeds of approximately $0.5 million from the sale of a Learjet aircraft, while the 2007 proceeds are primarily due to the disposition of seven Cessna 310 aircraft delivered under the terms of a sales agreement. There were no significant capital commitments at March 31, 2008 other than the manufacturer engine maintenance plan payments.
Investing Activities — Discontinued Operations
Net cash was provided by investing activities related to discontinued operations for the three month period ended March 31, 2007 as a result of the partial release of escrowed proceeds from the sale of Jetride in September 2006.
Future Liquidity
AirNet believes that it currently has sufficient liquidity to fund its operations, including the payment of capital expenditures and other contractual obligations, from operations, cash on hand and tax refunds attributable to the accounting method change approved in March 2008, as discussed above. However, to maintain sufficient liquidity as AirNet implements its business strategy and other strategic initiatives, AirNet may need access to additional or other sources of funding. AirNet is exploring other financing alternatives which may include sales of aircraft and leasing. AirNet’s Second Amended and Restated Credit Agreement currently limits the aggregate amount which AirNet may pay as expense under operating leases as well as the aggregate amount of assets which may be the subject of sales transactions or sale and leaseback transactions. The availability and level of financing sources cannot be assured and the inability of AirNet to obtain additional funding to AirNet on acceptable terms could have a material adverse impact on the ability of AirNet to sustain its operations.
AirNet’s Second Amended and Restated Credit Agreement expires on October 15, 2008 and currently has no loans outstanding. Although AirNet currently has borrowing availability under the Second Amended and Restated Credit Agreement, management does not expect that AirNet will need to draw down a significant amount of funds under the Second Amended and Restated Credit Agreement for the foreseeable future. However, if AirNet does need to borrow under the Second Amended and Restated Credit Agreement, adverse operating results in future periods, caused by continuing declines in Bank Services revenues combined with the high fixed costs of operating its air transportation network, may cause AirNet to fail to comply with the financial covenants as defined in the Second Amended and Restated Credit Agreement. Consequently, unless AirNet is able to obtain a waiver or amendment from the lender,

AirNet would not be able to borrow under the Second Amended and Restated Credit Agreement and would in that case have to find alternative sources of liquidity. There can be no assurance that the lender will agree to any modification, or extension, of the existing Second Amended and Restated Credit Agreement.
There have been no material changes in AirNet’s contractual obligations from those disclosed in AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
General
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. AirNet maintains a thorough process to review the application of its accounting policies and to evaluate the appropriateness of the estimates; however, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Certain estimates that have a significant effect on quarterly results, such as incentive compensation expense and the effective income tax rates, could require substantial adjustments from quarter to quarter due to changes in estimates of net income (loss) for the year.
Management has discussed the development and selection of AirNet’s critical accounting policies and estimates with the Audit Committee of AirNet’s Board of Directors and with AirNet’s independent registered public accounting firm. AirNet’s critical accounting policies have not changed significantly from the policies disclosed under the caption “Critical Accounting Policies and Estimates” in “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION” of Part II of AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
AirNet’s audited consolidated financial statements for the fiscal year ended December 31, 2007, included in “ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, contain additional disclosures regarding AirNet’s significant accounting policies and “ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” of that Annual Report on Form 10-K includes a summary of AirNet’s critical accounting policies. The information appearing therein may be useful when reading this discussion and analysis of financial condition and results of operations.
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP”) that amends SFAS 157 to delay the effective date for application of SFAS 157 non-financial assets and non-financial liabilities, except those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For the covered items, FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008. AirNet has evaluated the guidance provided in SFAS 157 and has determined the adoption of SFAS 157 will not have a significant impact on the determination or reporting of AirNet’s financial results; however, additional disclosures in AirNet’s financial statements will be required.
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
The U. S. Department of Transportation (“DOT”) and Transportation Security Administration (“TSA”) have regulatory authority concerning operational and security concerns in transportation, including aviation safety, security, insurance and hazardous materials. AirNet holds various operational certificates issued by these and other governmental agencies, including grantee status to DOT-SP 7060 Special Permit and a Transport Canada Permit SA — 8818 for Equivalent Level of Safety, which permit AirNet to transport higher volumes of time-critical radioactive pharmaceuticals than is allowed by the DOT and Transport Canada for most carriers. AirNet’s grantee status under the DOT-SP 7060 Special Permit expires in August 2010 and its Permit for Equivalent Level of Safety expires in March 2010. These permits may be renewed at such times. AirNet is also subject to regulation by the Food and Drug Administration, which regulates the transportation of pharmaceuticals and live animals, as well as by various state and local authorities.
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
On February 14, 2007, the FAA submitted its reauthorization funding proposal to Congress entitled “The Next Generation Air Transportation System Financing Reform Act of 2007". The FAA proposal, if enacted, would significantly change the way the federal government funds the FAA. The FAA proposal would shift a significant portion of the FAA’s funding from general tax receipts to a fee based funding system. The FAA proposal, if enacted, would also increase the federal tax on aviation fuel. Neither the U.S. Senate nor the House of Representatives adopted all of the FAA’s funding recommendations contained in the “The Next Generation Air Transportation System Financing Reform Act of 2007". The U.S. Senate and House of Representatives have proposed alternative FAA funding legislation entitled, respectively, the “Aviation Investment and Modernization Act of 2007” and the “FAA Reauthorization Act of 2007". The U.S. Senate’s initial proposed FAA funding legislation included a proposed $25 per landing surcharge. The financial impact of any FAA funding legislation on AirNet is dependent on the version of the legislation that is ultimately enacted into law. AirNet will closely monitor the pending legislation to determine the financial impact on its costs of operation.
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
Off-Balance Sheet Arrangements
As of March 31, 2008, AirNet had no “off-balance sheet” arrangements, as that term is defined by the Securities and Exchange Commission for purposes of Item 303 of Regulation S-K.

Seasonality and Variability in Quarterly Results
AirNet’s operations historically have been dependent on the number of banking holidays falling during each quarter and are seasonal in some respects. Because financial institutions are currently AirNet’s principal customers, AirNet’s air transportation system is scheduled primarily around the needs of financial institution customers. When financial institutions are closed, AirNet does not operate a full air transportation system. AirNet’s fiscal quarter ending December 31 is often the most impacted by bank holidays (including Thanksgiving and Christmas) recognized by its primary customers. When these holidays fall on Monday through Thursday, AirNet’s revenues and net income are adversely affected. AirNet’s annual results fluctuate as well based on when holidays fall during the week over the course of the year. Operating results are also affected by the weather. AirNet generally experiences higher maintenance costs during its fiscal quarter ending March 31. Winter weather often requires additional costs for de-icing, hangar rental and other aircraft services.
ITEM 3 — Quantitative and Qualitative Disclosures About Market Risk
Pursuant to Item 301(e) of SEC Regulation S-K, the disclosure contemplated by Item 3 is not required because AirNet qualifies as a smaller reporting company.
ITEM 4T — Controls and Procedures
Evaluation of Disclosure Controls and Procedures
With the participation of the Chairman of the Board, Chief Executive Officer and President (the principal executive officer) and the Vice President of Finance and Controller and Interim Chief Financial Officer, Treasurer and Secretary (the principal financial officer) of AirNet Systems, Inc. (“AirNet”), AirNet’s management has evaluated the effectiveness of AirNet’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, AirNet’s Chairman of the Board, Chief Executive Officer and President and AirNet’s Vice President of Finance and Controller and Interim Chief Financial Officer, Treasurer and Secretary have concluded that:
•	information required to be disclosed by AirNet in this Quarterly Report on Form 10-Q and the other reports that AirNet files or submits under the Exchange Act would be accumulated and communicated to AirNet’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	information required to be disclosed by AirNet in this Quarterly Report on Form 10-Q and the other reports that AirNet files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”); and

•	AirNet’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in AirNet’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during AirNet’s fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, AirNet’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 — Legal Proceedings
Various legal actions, which generally have arisen in the ordinary course of business, are pending against AirNet. None of this pending litigation, individually or collectively, is expected to have a material adverse effect on AirNet’s financial position, results of operations or cash flows.
ITEM 1A — Risk Factors
There are certain risks and uncertainties in AirNet’s business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A — RISK FACTORS” of Part I of AirNet’s Annual Report on Form 10-K for the

fiscal year ended December 31, 2007 (the “2007 Form 10-K”), we included a detailed discussion of AirNet’s risk factors. These risk factors could materially affect our business, financial condition or future results. The risk factors described in AirNet’s 2007 Form 10-K are not the only risks facing AirNet. Additional risks and uncertainties not currently known to AirNet or that AirNet currently deems to be immaterial also may materially adversely affect AirNet’s business, financial condition and/or operating results.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	The information required by Item 701 of SEC Regulation S-K as to the sale by AirNet of 1,934,137 common shares to AirNet Holdings, Inc., on March 31, 2008, was previously disclosed in “Item 3.02. Unregistered Sales of Equity Securities” of the Current Report on Form 8-K filed by AirNet with the SEC on March 31, 2008.

(b)	Not applicable.

(c)	Neither AirNet nor any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, purchased any common shares of AirNet during the quarterly period ended March 31, 2008. On February 18, 2000, AirNet announced a stock repurchase plan under which up to $3.0 million of its common shares may be repurchased from time to time. These repurchases may be made in open market transactions or through privately negotiated transactions. As of March 31, 2008, AirNet had the authority to repurchase approximately $0.6 million of its common shares under this stock repurchase plan.
ITEM 3 — Defaults Upon Senior Securities.
Not Applicable.
ITEM 4 — Submission of Matters to a Vote of Security Holders.
None.
ITEM 5 — Other Information
On April 29, 2008, a lawsuit was filed in the Court of Common Pleas of Franklin County, Ohio, against AirNet, AirNet’s directors, Bayside Capital, AirNet Holdings and AirNet Acquisition. The suit seeks expedited discovery and asks the court to schedule a hearing on a yet to be filed motion for a preliminary injunction to enjoin the merger. The plaintiff appears to be alleging that the defendants have breached a “duty of candor” by omitting certain information from the preliminary proxy statement filed with the SEC on April 16, 2008.
The plaintiff alleges that the defendants failed to disclose, among other things, the results of BGL’s discounted cash flow analysis (which was between $1.77 and $5.35 per share) or the liquidation valuation analysis based on management projections (which was between $1.13 and $3.52 per share).
In addition, the plaintiff alleges that the defendants failed to disclose in the proxy statement the allegedly “positive financial results” set forth in AirNet’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Form 10-K”), which was filed with the SEC on March 31, 2008. The 2007 Form 10-K reports that AirNet’s income from continuing operations before interest and income taxes for 2007 was $5.8 million, including the effect of $2.2 million of non-cash asset impairment charges, compared to a $10.1 million loss from continuing operations before interest and income taxes for 2006, including the effect of $24.6 million in non-cash asset impairment charges. Net of the non-cash impairment charges, AirNet’s income from continuing operations before interest and income taxes declined from $14.5 million in 2006 to $8.0 million in 2007, which AirNet believes is reflective of the continued declines in bank services revenues as a result of the decline in cancelled check volumes, as described in both the 2007 Form 10-K and this Quarterly Report on Form 10-Q.
The plaintiff lastly alleges that AirNet enacted unreasonable deal protection devices by selling 16% of AirNet’s equity at $2.81 per share to AirNet Holdings and agreeing to pay AirNet Holdings, in certain circumstances, a termination fee of $1,400,000, plus reasonable out-of-pocket expenses.
AirNet and the other defendants believe that the plaintiff’s claims are entirely without merit and intend to vigorously defend against the plaintiff’s claims.

ITEM 6 — Exhibits
Exhibits:

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of March 31, 2008, among AirNet Systems, Inc., AirNet Holdings, Inc. and AirNet Acquisition, Inc.*	Incorporated herein by reference from Exhibit 2.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on April 3, 2008 (File No. 001-13025) (“AirNet Systems, Inc.’s April 3, 2008 Form 8-K”)

4.1	Subscription Agreement, dated March 31, 2008, between AirNet Systems, Inc. and AirNet Holdings, Inc.	Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s April 3, 2008 Form 8-K

4.2	Registration Rights Agreement dated as of March 31, 2008, between AirNet Systems, Inc. and AirNet Holdings, Inc.	Incorporated herein by reference from Exhibit 4.2 to AirNet Systems, Inc.’s April 3, 2008 Form 8-K

10.1	Summary of Compensation for Directors of AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.21 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-13025) (“AirNet Systems, Inc.’s 2007 Form 10-K”)

10.2	Summary of AirNet Systems, Inc. 2008 Incentive Compensation Plan	Incorporated herein by reference from Exhibit 10.29 to AirNet Systems, Inc.’s 2007 Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith

*	The disclosure schedules referenced in the Agreement and Plan of Merger have been omitted pursuant to Item 601(B)(2) of SEC Regulation S-K. AirNet Systems, Inc. hereby undertakes to furnish supplementally a copy of the disclosure schedules referenced in the Agreement and Plan of Merger upon request by the SEC.

AIRNET SYSTEMS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AIRNET SYSTEMS, INC.

Dated: May 12, 2008	By:	/s/ Ray L. Druseikis
Ray L. Druseikis,
Vice President of Finance and Controller; Interim Chief Financial Officer, Treasurer and Secretary (Duly Authorized Officer) (Principal Financial Officer)

AIRNET SYSTEMS, INC.
INDEX TO EXHIBITS

Exhibit No.	Description	Location
2.1	Agreement and Plan of Merger, dated as of March 31, 2008, among AirNet Systems, Inc., AirNet Holdings, Inc. and AirNet Acquisition, Inc.*	Incorporated herein by reference from Exhibit 2.1 to AirNet Systems, Inc.’s Current Report on Form 8-K dated and filed on April 3, 2008 (File No. 001-13025) (“AirNet Systems, Inc.’s April 3, 2008 Form 8-K”)

4.1	Subscription Agreement, dated March 31, 2008, between AirNet Systems, Inc. and AirNet Holdings, Inc.	Incorporated herein by reference from Exhibit 4.1 to AirNet Systems, Inc.’s April 3, 2008 Form 8-K

4.2	Registration Rights Agreement dated as of March 31, 2008, between AirNet Systems, Inc. and AirNet Holdings, Inc.	Incorporated herein by reference from Exhibit 4.2 to AirNet Systems, Inc.’s April 3, 2008 Form 8-K

10.1	Summary of Compensation for Directors of AirNet Systems, Inc.	Incorporated herein by reference from Exhibit 10.21 to AirNet Systems, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-13025) (“AirNet Systems, Inc.’s 2007 Form 10-K”)

10.2	Summary of AirNet Systems, Inc. 2008 Incentive Compensation Plan	Incorporated herein by reference from Exhibit 10.29 to AirNet Systems, Inc.’s 2007 Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certification (Principal Executive Officer)	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification (Principal Financial Officer)	Filed herewith

32	Section 1350 Certification (Principal Executive Officer and Principal Financial Officer)	Filed herewith

*	The disclosure schedules referenced in the Agreement and Plan of Merger have been omitted pursuant to Item 601(B)(2) of SEC Regulation S-K. AirNet Systems, Inc. hereby undertakes to furnish supplementally a copy of the disclosure schedules referenced in the Agreement and Plan of Merger upon request by the SEC.